Form 10-Q
period 2017-05-31
ShiftPixy, Inc.
filed 2017-07-17
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

SEC File No. 024-10557

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Venture Suite 150, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2017, there were 26,633,175 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ShiftPixy Inc.
Consolidated Balance Sheets

	May 31, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$511,267	$868,532
Accounts receivable	155,995	56,438
Prepaid expenses	404,820	342,996
Other current assets	17,470	73,482
Total Current Assets	1,089,552	1,341,448

Fixed Assets, net	304,413	348,773
Deposits and Other Assets	93,183	104,613

Total Assets	$1,487,148	$1,794,834

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$578,105	$826,447
Payroll related liabilities	1,178,545	722,715
Other current liabilities	370,228	121,269
Total Current Liabilities	2,126,878	1,670,431

Stockholders' (Deficit) Equity
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 26,633,175 and 26,213,800 shares issued and outstanding, respectively	2,664	2,622
Additional paid-in capital	3,735,891	2,030,018
Accumulated deficit	(4,378,285)	(1,908,237)
Total Stockholders' (Deficit) Equity	(639,730)	124,403
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,487,148	$1,794,834

See accompanying notes to the unaudited interim consolidated financial statements.

ShiftPixy Inc. Consolidated Statements of Operations (Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016

Gross Billings	$93,252,371	$15,605,125	$27,456,730	$13,324,855
Adjustments to Gross Billings	77,533,591	13,030,279	22,828,368	11,126,254
Net Revenue	15,718,780	2,574,846	4,628,362	2,198,601
Cost of Revenue	10,961,994	1,406,744	3,750,349	1,222,911
Gross Profit	4,756,786	1,168,102	878,013	975,690

Operating Expenses	7,226,834	1,318,757	3,587,685	925,934

Net (Loss) Income	$(2,470,048)	$(150,655)	$(2,709,672)	$49,756

Net (Loss) Available to Common Shareholders per Common Share:
Basic	$(0.09)	$(0.01)	$(0.10)	$0	*
Diluted	$(0.09)	$(0.01)	$(0.10)	$0	*

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic	26,337,976	25,436,894	26,555,706	25,653,731
Diluted	26,337,976	25,436,894	26,555,706	25,653,731

_________

* Denotes net income of less than $0.01 per share.

See accompanying notes to the unaudited interim consolidated financial statements.

ShiftPixy Inc. Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	May 31, 2017	May 31, 2016
OPERATING ACTIVITIES
Net loss	$(2,470,048)	$(150,655)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	49,021	12,620
Stock based compensation	328,415	-
Changes in Operating Assets and Liabilities
Accounts receivable	(99,557)	(93,477)
Prepaid expenses	(61,824)	(307,639)
Other current assets	56,012	-
Other assets	11,430	(117,107)
Accounts payable	(248,342)	360,863
Payroll related liabilities	455,830	549,305
Other current liabilities	248,959	-
Net cash (used in) provided by operating activities	(1,730,104)	253,910

INVESTING ACTIVITIES
Purchase of fixed assets	(4,661)	(270,186)
Net cash used in investing activities	(4,661)	(270,186)

FINANCING ACTIVITIES
Proceeds from issuance of common stock with warrants	1,377,500	1,767,641
Net cash provided by financing activities	1,377,500	1,767,641
Net (Decrease) Increase in Cash	(357,265)	1,751,365

Cash at Beginning of Period	868,532	103,650
Cash at End of Period	$511,267	$1,855,015

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in exchange for stock subscription receivable	$-	$104,960

See accompanying notes to the unaudited interim consolidated financial statements.

ShiftPixy. Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

May 31, 2017

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated in the State of Wyoming on June 3, 2015. The Company is a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant, hospitality and maintenance service trades. The Company’s initial focus is on the restaurant industry in Southern California.

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., is incorporated in the State of Wyoming. SHCM functions substantially as a professional employer organization ("PEO"), assuming significant attributes of employer status in relation to the subject employees, and provides worker’s compensation coverage written in the names of the clients (as may be required by some states). SHCM also functions as an administrative services only ("ASO") provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of worker’s compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom we are providing these services recognize the value of the services provided by the parent Company.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 1-A for the fiscal year ended August 31, 2016 filed with the SEC on March 31, 2017. In the opinion of management, the accompanying interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 1-A have been omitted. The accompanying balance sheet at May 31, 2017 has been derived from the audited balance sheet at August 31, 2016 contained in such Form 1-A.

Principles of Consolidation

The Company and its subsidiary have been consolidated in the accompanying consolidated financial statements. All intercompany balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are primarily attributable to fees for providing staffing solutions and PEO services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Our gross billings are primarily based on (i) the payroll cost of our worksite employees; (ii) the employer portion of payroll-related taxes; (iii) employee benefit programs; (iv) workers’ compensation insurance coverage and (v) admin fees and delivery fees, which are the fees charged to clients for providing payroll processing and temporary staffing services. Net revenues exclude the payroll cost of our website employees component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the gross billings for those components are included as net revenues. Net revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our cost of revenue is primarily comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive.

Significant Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. For public entities, the update is effective for financial statements issued for fiscal years beginning after December 15, 2018, and for private entities, the update is effective for financial statements issued after December 15, 2019. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

Note 3: Liquidity

The Company has generated accumulated losses since inception of approximately $4.4 million through May 31, 2017. The Company has a history of negative cash flows from operations and has limited working capital.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million (exclusive of underwriter commissions and certain IPO-related expenses). As a result, the Company believes that, because of its operating results as well as cash received from the IPO, the Company will have sufficient cash to fund operations through at least the next twelve months.

Note 4: Stockholders’ Equity

Preferred Stock

In September of 2016, an “Option” was given to each of the Shareholders of record as of September 28, 2016. The aforesaid Option is as follows: to purchase shares of Preferred Stock of the Corporation at $0.0001 per share par value (the “Preferred Stock”) in an amount equal to the lesser of (a) the number of shares of common stock held by such Shareholder on September 28, 2016, or (b) the number of shares of common stock held by such Shareholder on date of the Shareholder’s exercise of the aforesaid Option. All prior options for preferred stock were rescinded. The Preferred Stock that is the subject of such Option provides a right to elect a majority of the directors on the Board of Directors of the Corporation and does not include any rights to dividends, conversion to shares of Common Stock, or preference upon liquidation of the Corporation. The Option is exercisable only upon the acquisition of a 20% or greater voting interest in the Corporation by a party other than the founding shareholders, or prior to any proposed merger, consolidation (in which the Corporation’s Common Stock is changed or exchanged) or sale of at least 50% of the Corporation’s assets or earning power (other than a reincorporation). The right to exercise the Option terminates on December 31, 2023.

Common Stock and Warrants

During the nine months ended May 31, 2017, the Company sold 344,375 shares of common stock for $1,377,500 in cash. Each share includes one warrant to purchase a share of common stock at an exercise price of $4 per share expiring on March 1, 2019. In February 2017, the Board of Directors extended the expiration of all such warrants to March 1, 2019.

During the three and nine months ended May 31, 2017, the Company issued 75,000 shares of common stock for services. The Company expensed the fair value of the common stock issued of $285,000. There was no common stock issued for services during the three and nine months ended May 31, 2016.

The Board of Directors of ShiftPixy, Inc., on October 11, 2016, declared a 1 for 2 reverse securities split, to become effective on October 12, 2016. The stock split has been retroactively reflected in these financial statements.

The following tables summarize our warrants outstanding as of May 31, 2017:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2016,	2,027,600	2.5	$2.50
Issued	485,313	1.6	$4.00
(Exercised)	-	-	-
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, May 31, 2017,	2,512,913	1.6	$2.79

Warrants exercisable, May 31, 2017,	2,512,913	1.6	$2.79

The following table summarizes information about warrants outstanding as of May 31, 2017:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	1,013,800	1.6
$3.00	1,013,800	1.6
$4.00	485,313	1.6
	2,512,913	1.6

Note 5: Stock based Compensation

The Company granted options to purchase an aggregate total of 825,000 shares of Common Stock during the three months and nine months ended May 31, 2017.

The weighted average estimated fair value per share of the stock options at grant date was $3.80 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2017
Expected life	4.0 years
Estimated volatility	37.02%
Risk-free interest rate	2.02%
Dividends	-

Stock option activity during the nine months ended May 31, 2017 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price

Options outstanding at August 31, 2016	-	$-
Exercised	-	$-
Granted	825,000	4.00
Forfeited	(70,000)	$4.00
Expired
Options outstanding at May 31, 2017	755,000	$4.00

Note 6: Subsequent Events

In June 2017, the Company received cash in the amount of $200,000 from investors purchasing 50,000 securities issued by the Company through an offering, extended pursuant to Section 506(c), to verified accredited investors, providing for the purchase of units at a cost of $4.00 per unit, with each unit including 1 share of Common Stock and one warrant to purchase 1 share of Common Stock at $4.00 per share. The warrants issued in connection with such units expire on March 1, 2019.

On June 29, 2017, the Company completed an initial public offering of 2,000,000 shares of its common stock at $6.00 per share, receiving $11,276,000 in net proceeds after $720,000 in underwriter commissions and $4,000 in certain offering related expenses. The IPO included no shares by selling stockholders. Because the IPO of our Company’s stock did not occur until after the conclusion of the period covered by this Quarterly Report on Form 10-Q, we did not use any of the proceeds from the IPO during the period covered by this Quarterly Report.

On July 11, 2017, our Board of Directors authorized the issuance, effective on July 17, 2017, of 95,000 options to eight new employees of the Company pursuant to the 2017 Stock Option / Stock Issuance Plan (the “Plan”). Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service.

Management has evaluated subsequent events pursuant to the issuance of the interim consolidated financial statements and has determined that other than listed above, no other subsequent events exist through the date of this filing.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

The Company is a leading provider of employment law compliance solutions for employers and workers in an environment in which shift or other part-time/temporary positions, commonly called “gigs,” are performed. In what is now being called the Gig Economy, businesses such as those in our current target market in the restaurant and hospitality industries contract with independent workers for less than full-time engagements primarily in the form of shift work. The trend toward a Gig Economy has begun, and we are endeavoring to participate through an employment related service offering. A study by Intuit predicted that by 2020, 40 percent of American workers would be less than full time independent contractors. Intuit, Inc. October 2010. “Intuit 2020 Report: Twenty Trends That Will Shape the Next Decade.”

A significant problem for employers in the Gig Economy involves compliance with regulations imposed by federal, state and local governments, including requirements associated with worker’s compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the ACA. The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

For Gig/Shift Workers, whom we also call “Shifters,” the significant problem is difficulty in finding other jobs/gigs to replace hours lost when their employers reduce their hours and make them less than full-time employees or otherwise to fill workweek employment voids.

We believe ShiftPixy has the ideal solution for both of these groups and each of their problems via a service offering that entails two principal elements (that we refer to collectively as our “Ecosystem”) as follows:

•

ShiftPixy Employer Solution: ShiftPixy absorbs the employer’s Shifters as ShiftPixy Employees and makes those employees available to the former employer to work the same jobs, as employees of ShiftPixy, shouldering a substantial portion of the employment-related compliance responsibilities. In addition, when the ShiftPixy mobile app is released, businesses will be able to access via that technology additional qualified workers, who are already part of the ShiftPixy Ecosystem, to fill workforce voids on short notice, having assurance that such employees have work experience, will be paid, will be covered by applicable workers’ compensation coverage, will have applicable employment related taxes calculated and processed.

•

ShiftPixy Shifter Solution: Shifters placed with one of ShiftPixy’s clients can now access other shift work with other ShiftPixy clients, ultimately through the new ShiftPixy mobile app, a prototype of which was released in September 2016. When released to the general public, anticipated to be in the fourth quarter of 2017, the ShiftPixy mobile app will enable not only ShiftPixy shift employees but also ultimately shift employees outside the ShiftPixy Ecosystem, many of them millennials who connect to the outside world solely through mobile devices, to access available shift jobs at all of ShiftPixy’s participating clients. In addition to the benefits of working not as independent contractors but as employees, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, Shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and has a modest staff in Phoenix, but it plans to open the following additional physical offices over the course of the next several years, potentially in the following order:

•	First, New York and then Orlando;

•	Next, after the above offices are operational, and upon securing additional financing, if necessary, we plan to proceed to Dallas and then Chicago;

•	Finally, after all the above offices are operational, and upon securing additional financing, if necessary, we plan to proceed to Las Vegas and then Atlanta.

Through these office locations, we plan to engage more actively with clients through sales, marketing, employee onboarding, training and payroll processing, in each instance as necessary and appropriate to the applicable market.

These markets collectively account for or allow us to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.)

ShiftPixy and its subsidiary collectively serve, as of May 31, 2017, an aggregate of approximately 92 clients with an aggregate of approximately 2,899 active, paid worksite employees, as well as providing only payroll administration services to an additional 23 clients with 1,132 employees. None of these clients represents more than 10% of our annualized revenues for the three or nine months periods ending May 31, 2017.

ShiftPixy’s anticipated business and revenue growth will result from the following factors:

•	Large Potential Market.

•	The burdens placed on employers with over 50 full-time employees under the ACA.

•	Marketing Advantages from Strategic Insurance Provider Relationships.

•	New ShiftPixy Mobile App that is designed to provide Additional Benefits to Employers and Shift Workers.

•	Ultimate Development of a ShiftPixy Ecosystem.

•	Mitigation of Employment Law Compliance Risks.

The Problem: Employment law compliance requirements present a multi-obstacle ridden employment related compliance landscape for our target market of businesses that rely significantly on part-time and temporary workers. Challenges facing such businesses include the need to secure applicable workers’ compensation insurance coverage, to effect employment related tax withholdings and filings, and to navigate laws related to hiring and release of employees, including discrimination (race, color, national origin, sex, age, religion, disability, pregnancy and sexual orientation), sexual harassment, sick pay and time off, hours of work, minimum wage and overtime, gender pay differentials, immigration, safety, child labor, military leave, garnishment and other wage imposition processing, family and medical leave, COBRA, and unemployment claims. ACA compliance currently adds another significant burden to businesses with more than 50 full-time workers, as they try to manage the additional burdens associated with mandated health insurance benefits.

A business can secure assistance in mitigating and even eliminating these challenges by retaining ShiftPixy.

The ShiftPixy Solution: ShiftPixy is developing an Ecosystem comprised of a closed proprietary operating and processing system that helps restaurant or hospitality businesses (and in the future, businesses in additional industries wherein we plan to market our services) as well as shift workers by matching available shifts with available shift workers. The ShiftPixy Ecosystem provides the following benefits:

•	Compliance

•	Cost Containment

•	Cost Savings

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015. We formed this subsidiary in response to the need to have worker’s compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of May 31, 2017, ShiftableHR had 91 clients (included in our total aggregate of 115 clients) with 1,770 worksite employees and 1,132 employees for whom we provide only payroll administration services. Our goal is to migrate these clients to ShiftPixy.

Consolidated results of our operations for the three months ended May 31, 2017 vs. three months ended May 31, 2016

The following table summarizes the consolidated results of our operations for the three months ended May 31, 2017, and May 31, 2016 (Unaudited).

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016

Gross Billings	$27,456,730	$13,324,855
Adjustments to Gross Billings	22,828,368	11,126,254
Net Revenue	4,628,362	2,198,601
Cost of Revenue	3,750,349	1,222,911
Gross Profit	878,013	975,690

Operating Expenses	3,587,685	925,934

Net (Loss) Income	$(2,709,672)	$49,756

Net (Loss) Available to Common Shareholders per Common Share:
Basic	$(0.10)	$0.00	*
Diluted	$(0.10)	$0.00	*

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic	26,555,706	26,653,731
Diluted	27,381,931	26,653,731

_________

* Denotes net income of less than $0.01 per share.

Three-month period ended May 31, 2017

Gross Billings. ShiftPixy provides contingent staffing and workforce management solutions, principally to businesses that make significant use of part-time employees; we are currently focusing on the restaurant and hospitality industries. The company currently targets clients in Southern California but plans to expand our geographic coverage. Our gross billings are primarily based on (i) the payroll cost of our worksite employees; (ii) the employer portion of payroll-related taxes; (iii) employee benefit programs; (iv) workers’ compensation insurance coverage and (v) admin fees and delivery fees, which are the fees charged to clients for providing payroll processing and temporary staffing services. Gross billings for the three months ending May 31, 2017, were earned from billings to clients to whom we provide staff or workforce management support. Our mobile workforce management solution remains under continuing development. Gross billings for the three-month period ending May 31, 2017, versus the first three months of 2016 totaled $27.5M compared to $13.3M. As a result, gross billings increased by $14.1M or 106%. The primary driver for the increase in gross billings was a result of the Company adding approximately 70 new clients and approximately 1,200 new worksite employees over the previous twelve months.

Net Revenues. Net revenues exclude the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the gross billings for those components are included as net revenues. Net revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Net revenue for the three-month period ending May 31, 2017, were earned from gross billings to clients to whom we provide staff or workforce management support less pass-through costs related to payroll, taxes, and benefits. Our mobile workforce management solution remains under continuing development. Net revenue for the three-month period ending May 31, 2017 versus the first three months of 2016 totaled $4.6M compared to $2.2M. As a result, net revenue increased by $2.4M or 111%. The primary driver for the increase in net revenues was a result of the Company adding approximately 70 new clients and approximately 1,200 new worksite employees over the previous twelve months.

Cost of Revenues. Our costs include the costs of employer side taxes, worker’s compensation insurance coverage. Cost of revenues for the three-month period ending May 31, 2017 versus the first three months of 2016 totaled $3.8M compared to $1.2M. As a result, cost of revenues increased by $2.5M or 207%. While the Company does expect to achieve certain economies of scale as it grows, it is expected that the cost of revenues will continue to increase proportionately to the increase in gross billings and net revenues.

Gross Profit. Gross profit for the three-month period ending May 31, 2017, versus the first three months of 2016 totaled $878K compared to $976K. As a result, gross profit decreased by $98K. The primary cause for the decline in gross profit resulted from incremental investments in workers compensation coverages as the Company prepares for the on-boarding of new clients post-IPO.

Total Operating Expenses. Total operating expenses for the three-month period ending May 31, 2017, versus the first three months of 2016 totaled $3.6M compared to $926K. As a result, total operating expenses increased by $2.7M or 288%. The primary causes for the increase in operating expenses during the period were due to the addition of 20 new corporate employees to support the growth in new clients totaling $872K, incremental investments of $378K in professional fees required to support the Company's IPO, further investments of $658K in software development costs for the Company’s new mobile application, and $760K in marketing, advertising, and general and administrative expenses.

Net income/Net loss. As a result of the explanations and investments described above, the net loss for the three-month period ending May 31, 2017, was $2.7M, compared to a $50K net profit for the three-month period ending May 31, 2016.

Consolidated results of our operations for the nine months ended May 31, 2017 vs. nine months ended May 31, 2016

The following table summarizes the consolidated results of our operations for the nine months ended May 31, 2017, and May 31, 2016 (Unaudited).

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016

Gross Billings	$93,252,371	$15,605,125
Adjustments to Gross Billings	77,533,591	13,030,279
Net Revenue	15,718,780	2,574,846
Cost of Revenue	10,961,994	1,406,744
Gross Profit	4,756,786	1,168,102

Operating Expenses	7,226,834	1,318,757

Net (Loss) Income	$(2,470,048)	$(150,655)

Net (Loss) Available to Common Shareholders per Common Share:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic	26,337,976	25,436,894
Diluted	26,337,976	25,436,894

Nine-month period ended May 31, 2017

Gross Billings. ShiftPixy provides contingent staffing and workforce management solutions, principally to businesses that make significant use of part-time employees; we are currently focusing on the restaurant and hospitality industries. The company currently targets clients in Southern California but plans to expand our geographic coverage. Our gross billings are primarily based on (i) the payroll cost of our worksite employees; (ii) the employer portion of payroll-related taxes; (iii) employee benefit programs; (iv) workers’ compensation insurance coverage and (v) admin fees and delivery fees, which are the fees charged to clients for providing payroll processing and temporary staffing services. Gross billings for the nine months ending May 31, 2017, were earned from billings to clients to whom we provide staff or workforce management support. Our mobile workforce management solution remains under continuing development. Gross billings for the nine-month period ending May 31, 2017, versus the first nine months of 2016 totaled $93.3M compared to $15.6M. As a result, gross billings increased by $77.6M or 498%. The primary driver for the increase in gross billings was a result of the Company adding approximately 70 new clients and approximately 1,200 new employees over the previous twelve months.

Net Revenues. Net revenues exclude the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the gross billings for those components are included as net revenues. Net revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Net revenue for the nine-month period ending May 31, 2017, were earned from gross billings to clients to whom we provide staff or workforce management support less pass-through costs related to payroll, taxes, and benefits. Our mobile workforce management solution remains under continuing development. Net revenue for the nine-month period ending May 31, 2017 versus the first nine months of 2016 totaled $15.7M compared to $2.6M. As a result, net revenue increased by $13.1M or 511%. The primary driver for the increase in gross billings was a result of the Company adding approximately 70 new clients and approximately 1,200 new employees over the previous twelve months.

Cost of Revenues. Our costs include the costs of employer side taxes, worker’s compensation insurance coverage. Cost of revenues for the nine-month period ending May 31, 2017 versus the first nine months of 2016 totaled $10.9M compared to $1.4M. As a result, cost of revenues increased by $9.6M or 679%. While the Company does expect to achieve certain economies of scale as it grows, it is expected that the cost of revenues will continue to gross proportionately to the increase in gross billings and net revenues.

Gross Profit. Gross profit for the nine-month period ending May 31, 2017, versus the first nine months of 2016 totaled $4.8M compared to $1.2M. As a result, gross profit increased by $3.6M or 307%. The primary cause for the increase in gross profit resulted from the addition of new clients and worksite employees that increased gross billings and net revenues.

Total Operating Expenses. Total operating expenses for the nine-month period ending May 31, 2017, versus the first nine months of 2016 totaled $7.2M compared to $1.3M. As a result, total operating expenses increased by $5.9M or 448%. The primary causes for the increase in operating expenses during the period were due to the addition of 20 new corporate employees to support the growth in new clients totaling $2.7M, incremental investments of $623K in professional fees required to support the Company's IPO, further investments of $658K in software development costs for the Company’s new mobile application, and $1M in marketing, advertising, and general and administrative expenses.

Net loss. As a result of the explanations and investments described above, the net loss for the nine-month period ending May 31, 2017, was $2.5M, compared to a $151K net loss for the nine-month period ending May 31, 2016.

Liquidity and Capital Resources

The Company incurred losses from operations, negative cash flows from operations and had limited working capital through May 31, 2017.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million (exclusive of underwriter commissions and certain IPO-related expenses). As a result, the Company believes that, because of its operating results as well as cash received from the IPO, the Company will have sufficient cash to fund operations through at least the next twelve months.

Credit Facilities

We have been offered but have not accepted any credit facilities or other access to bank credit.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Contractual Obligations, Commitments and Contingencies

Except for our software agreement, we do not have any ongoing material contracts that extend beyond a one-year period or which are not cancellable sooner.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at May 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2017, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last three-month period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

None.

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

Set forth below is information regarding securities sold or issued by us during the three months ended May 31, 2017, that were not registered under the Securities Act of 1933, as amended (“Securities Act”). Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or SEC, under which exemption from registration was claimed.

Private Offerings

During the nine months ended May 31, 2017, the Company received cash in the amount of $850,500 from investors purchasing 212,625 securities issued by the Company through an offering, extended pursuant to Section 506(b), to friends and family investors, providing for the purchase of units at a cost of $4.00 per unit, with each unit including 1 share of Common Stock and one warrant to purchase 1.5 shares of Common Stock at $4.00 per share. The warrants issued in connection with such units expire on March 1, 2019.

In addition, during the same period, the Company received cash in the amount of $527,000 from investors purchasing 131,750 securities issued by the Company through an offering, extended pursuant to Section 506(c), to verified accredited investors, providing for the purchase of units at a cost of $4.00 per unit, with each unit including 1 share of Common Stock and one warrant to purchase 1 share of Common Stock at $4.00 per share. The warrants issued in connection with such units expire on March 1, 2019.

Stock options and other equity awards

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 920,000 options and 100,000 shares have been designated by the Board of Directors for issuance through the date of this Quarterly Report, provided, however, that approximately 120,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised, and we do not anticipate any person who has been awarded options under the plan to have vested ownership of shares underlying the options until March 2018.

The shares of common stock to be issued upon the exercise of stock options described above will have been issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701, promulgated under the Securities Act, or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either will have received adequate information about us or will have had access, through employment or other relationships, to such information.

We believed that Section 4(a)(2) of the Securities Act of 1933 was available for all issuances above including Plan and Private Offering issuances, because:

•         None of these issuances involved underwriters, underwriting discounts or commissions.

•         Restrictive legends were and will be placed on all certificates issued as described above.

•         The distribution did not involve general solicitation or advertising, except as allowed under Rule 506(c), and we secured independent verification of accredited investors as required under this Rule.

•         The distributions in the Rule 506(b) offering were made only to investors who were accredited or sophisticated enough to evaluate the risks of the investment and in the Rule 506(c) were made only to Accredited Investors whose status was independently verified.

(b) Use of Proceeds.

The proceeds from the above private offerings, collectively totaling $1,262,500 were used to fund our operations, including premiums for our worker’s compensation programs.

No funds have been raised with regard to the issuance of stock options under the Plan. Stock issued under the Plan, however, enabled us to pay for services of our independent director and a consultant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_____________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

DATE: July 17, 2017	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	July 17, 2017

/s/ Steve DeSantis	Steve DeSantis	Principal Financial Officer and Principal	July 17, 2017
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_____________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

