Form 10-K
period 2017-08-31
ShiftPixy, Inc.
filed 2017-12-14
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

SEC File No. 024-10557

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Venture Suite 150, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

Securities to be registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Title of each class registered	Name of each exchange on which each class is registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the most recent cash sales in private transactions as of February 28, 2017, six months prior to the Registrant’s most recently completed fiscal year, was $4,567,700 (based on 1,141,925 shares of common stock outstanding held by non-affiliates on such date at $4.00 per share. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of February 28, 2017, have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 28,762,424 shares as of August 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “ShiftPixy”), expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Company Information

We were incorporated under the laws of the State of Wyoming on June 3, 2015. We formed Shift Human Capital Management Inc., d/b/a/ ShiftableHR, a wholly-owned subsidiary, in December 2015. Our principal executive office is located at 1 Venture, Suite 150, Irvine, CA 92618, and our telephone number is (888) 798-9100. Our website address is www.shiftpixy.com. We do not incorporate the information on or accessible through our website into this Report, and you should not consider any information on, or that can be accessed through, our website a part of this Report.

Business

The Company is primarily a staffing enterprise, providing employment services solutions for businesses and workers in an environment in which shift or other part-time/temporary positions, commonly called “gigs,” are performed.

The trend toward a Gig Economy has begun. A study by Ardent Partners confirms that the trend is significant, noting that “[n]early 38% of the world’s total workforce is now considered ‘non-employee,’ which includes contingent/contract workers, temporary staff, gig workers, freelancers, professional services, and independent contractors.” Ardent Partners Ltd. “The State of Contingent Workforce Management 2016-2017: Adapting to a New World of Work.” October 2016. In the Gig Economy, businesses such as those in our current target market in the restaurant and hospitality industries often contract with independent contractor workers to perform less than full-time gig engagements, primarily in the form of shift work.

We provide our disruptive solution in the developing nextGEN economy primarily by absorbing our clients’ workers, who we may refer to as “shift workers,” “shifters,” “gig workers,” “worksite employees” and “assigned employees,” as ShiftPixy employees and make those employees available to the client to work the same jobs, as employees of ShiftPixy, thereby shouldering a substantial portion of the employment-related compliance responsibilities. This arrangement also benefits the gig workers who have now become ShiftPixy employees. We plan to allow shifters placed with one of ShiftPixy’s clients to access other shift work with other ShiftPixy clients. In addition to the benefits of working not as independent contractors but as employees, enjoying the protections of workers’ compensation coverage and employment laws as well as the calculation and remittance of applicable employment taxes among other benefits, shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

The heart of ShiftPixy’s employment service solutions will be a mobile platform through which, initially, ShiftPixy employees (and ultimately all shifters) will be enabled to find available shift work at ShiftPixy client locations, solving a problem of finding available shift work for both the shifters looking for additional shift work and business clients looking to fill open shifts.

The mobile app is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are using the onboarding feature of our software, which enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. The mobile platform features a Pixy chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions. Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for signature. We use the app to gather even I-9 required documentation.

Our next phase of development, planned to be completed in the final calendar quarter of 2017, is the implementation of the scheduling component of our software, which is being designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We again plan to leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We plan to engage certain of our clients to begin using this functionality before the end of 2017.

The next succeeding phase of development, also planned to be completed in the final calendar quarter of 2017, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform by the start of the calendar year 2018; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we expect to begin to occur at the end of the first calendar quarter of 2018. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

The ShiftPixy solution provides compliance oriented benefits for our business clients. A significant problem for businesses in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act (the “ACA”). The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. We believe that no matter what ultimately happens with respect to the employer mandate provisions of the ACA, employers still face regulatory issues and overhead costs for which we believe our services are a cost-effective solution. Also, we believe that a possible benefit to the repeal of the ACA employer mandate provisions may be to reduce our costs associated with the provision of health insurance coverage or payment of applicable penalties and enable us to pass a portion of the savings on to our clients, because we would no longer be subject to the employer mandate costs applicable to the ShiftPixy employees secured from our clients.

As part of our development strategy, in addition to our efforts to onboard clients as a staffing company, we are also onboarding clients via a professional employer organization (“PEO”) solution as well as administrative services only solutions through our wholly-owned subsidiary ShiftableHR. Ultimately, we intend to migrate these clients to the new nextGEN ShiftPixy solution described above.

We are also joining the hot topic dialogue currently going on in the nextGEN Gig Economy about companies such as Uber and others who have been targeted by plaintiff’s attorneys and government agencies for allegedly mischaracterizing employees as independent contractors. We believe that our ShiftPixy business model is a perfect solution for these companies, because we acquire employer status with regard to the workers, not classifying them as independent contractors, and accordingly embracing the compliance obligations associated with being an employer.

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and the company has a modest staff in Phoenix. ShiftPixy recently opened an office in New York City where it plans to position two experienced sales/service representatives, and it plans to open additional physical offices in the following locales:

•	First, Orlando;

•	Next, after the above offices are operational, and upon securing additional financing, if necessary, we plan to proceed to Dallas and then Chicago;

•	Finally, after all the above offices are operational, and upon securing additional financing, if necessary, we plan to proceed to Las Vegas and then Atlanta

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

We believe ShiftPixy’s anticipated business and revenue growth in the nextGEN Gig Economy will result from the following factors:

•	Large Potential Market. There is a large potential market for ShiftPixy’s services. Current statistics show that there are over 13 million employees working in our current target market--the restaurant and hospitality industries. (U.S. Department of Labor. Bureau of Labor Statistics. September 2016. Table B-1: Employees on nonfarm payrolls by industry sector and selected industry detail: Accommodation and Food Services Industry Subsector). Compared to the total workforce in all industries, workers in the restaurant industry have a notably higher percentage of part-time workers. (National Restaurant Association. “News & Research: Restaurant middle class job growth 4x stronger than overall economy.” 13 January 2016). Of course, ShiftPixy plans, subject to workers’ compensation insurance coverage scope limitations, to expand its service offering into other industries as well, particularly where part-time work is a significant component of the applicable labor force, including the retail and health care, especially home health care, sectors.

•	Rapid Rise of Independent Workers. The number of independent workers, totaling approximately 40 million in 2016, is expected to increase to 40% of the private, non-farm U.S. workforce by 2021. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.)

•	Technology Affecting and Attitudes towards Employment Related Engagements. Gig-economy platforms have changed the way part-time workers can identify and connect to work opportunities, and Millennials and others have embraced such technologies as a means to secure short-term employment related engagements.

•	New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and NextGen Shift Workers.

Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.) Mindful that most of its shifters will be Millennials who connect with the outside world primarily through a mobile device, ShiftPixy is poised to significantly expand its business through the ShiftPixy mobile app. The ShiftPixy mobile app is a proprietary application downloaded to mobile devices, allowing ShiftPixy’s shifters to access shift work opportunities at all of ShiftPixy’s clients, not just their current restaurant or hospitality provider, and with an added feature, anticipated to be available in the first half of 2018, also allowing shift employees not working at its clients to access shift work opportunities at all of its clients.

•	Marketing Advantages from Strategic Insurance Provider Relationships. ShiftPixy receives marketing assistance from insurance brokerage and consulting firms, who introduce ShiftPixy to their insurance clients who are not aware of and who could benefit from ShiftPixy’s service offering.

7

•

Ultimate Development of a ShiftPixy Ecosystem. ShiftPixy’s ultimate goal is to establish the first Ecosystem for employers with a large number of part-time workers, such as restaurants and hospitality businesses, and the ever-growing number of shift workers in the new Gig Economy. In a Gig Economy, part-time/temporary positions are common, and organizations contract with independent workers for short-term engagements. The goal of the Ecosystem is to allow the job provider to be agile but compliant and the shift worker to manage and scale opportunity and income.

•	ACA’s Current Impact on Existing and Potential New Clients. ShiftPixy’s existing and potential new clients are being significantly impacted by new requirements to provide employees health care coverage under the ACA, the relevant portions of which, with respect to impacting our existing and potential future clients, became effective January 1, 2015, and are likely to be in effect for the near future if Congress fails to repeal and replace the ACA.
•	If a potential client in our target market of the restaurant, hospitality and maintenance service business has 50 or more full-time equivalent employees, under the ACA, as currently applicable, it must offer benefits to full-time employees, a very expensive proposition.

•	Determining compliance requirements for industries such as restaurant, hospitality and maintenance service business, which employ many part time workers, is very challenging.

•	Failure to offer coverage if required under the ACA, as it is currently comprised, can result in significant fines and other penalties.

The Challenges of Staffing: Employers have difficulty filling open positions for shift work, and shifters have difficulty in securing shift work at times and dates they are available for such shift work.

The Challenges of Compliance: Employment law compliance requirements, including those related to the ACA, present a multi-obstacle ridden employment related compliance landscape, including the need to secure applicable workers’ compensation insurance coverage, to effect employment related tax withholdings and filings, and to navigate laws related to hiring and release of employees, including discrimination (race, color, national origin, sex, age, religion, disability, pregnancy and sexual orientation), sexual harassment, sick pay and time off, hours of work, minimum wage and overtime, gender pay differentials, immigration, safety, child labor, military leave, garnishment and other wage imposition processing, family and medical leave, COBRA, and unemployment claims.

A business can secure assistance in mitigating and even eliminating these challenges by contracting with ShiftPixy.

The ShiftPixy Solution: ShiftPixy is developing an Ecosystem comprised of a closed proprietary operating and processing system that helps restaurant or hospitality businesses (and in the future, businesses in additional industries wherein we plan to market our services) as well as shift workers by matching available shifts with available shift workers. The ShiftPixy Ecosystem provides the following benefits:

1.	Compliance: ShiftPixy assumes a substantial portion of a business’s employment regulatory compliance issues by having all of client shifter employees become employees of ShiftPixy. As the employer of the shifters, ShiftPixy can assist its clients with the staffing of their shift employee requirements. As ShiftPixy contracts to acquire employer status in relation to the workers, the employment regulatory compliance reporting, tracking and compliance responsibility becomes that of ShiftPixy and not the ShiftPixy client. Similarly, employee vs. independent contractor classification issues, workers’ compensation and other such employee law and regulation compliance issues become the responsibility of ShiftPixy rather than of the ShiftPixy client. Thus, using the ShiftPixy solution, ShiftPixy clients benefit not only from having the time previously spent on these employment compliance issues now available to grow their business, but they also enjoy the confidence of knowing that a staff of shifters, familiar with the client’s operations, will work at the client’s facility, albeit as employees of ShiftPixy. ShiftPixy clients can now focus their energy on the success of their business with assurance that their employment regulatory compliance issues are being addressed by ShiftPixy. The costs associated with the shifters are consolidated and charged, in effect, in conjunction with the shifters’ applicable rates of pay, allowing the clients to fund the employment related costs as the services are used--thereby avoiding various lump sum employment-related cost impositions.

2.	Cost Containment: By having access to ShiftPixy’s entire part-time workforce, a client business is enabled to scale up or down more rapidly, making it easier to contain and manage operational costs. The two largest costs for a restaurant are food and labor. (National Restaurant Association “Restaurant Operations Report 2013-2014.) ShiftPixy charges a fixed percentage on wages that allows the client business to budget and plan more effectively without the full weight associated with the threats of penalties or missteps in dealing with employment law compliance related issues.

3.	Cost Savings: ShiftPixy is able to use economies of scale in purchasing employer related solutions such as workers’ compensation and other benefits and in general can provide a shift worker to a business at a lower cost than the business can otherwise typically staff a particular position.

ShiftPixy and its subsidiary collectively serve, as of August 31, 2017, an aggregate of approximately 141 clients with an aggregate of approximately 5,074 employees, including 4,048 employees of ShiftPixy and ShiftableHR that we provide to our clients and 1,026 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for fiscal year 2017.

A client is a business paying us to provide employees or employee related services. We are currently focused on clients in the restaurant and hospitality industries; however, we have clients in a variety of other industries as well. All have written client service agreements. The basic client agreement is substantially similar for all clients, with minor modifications to fit each client’s specific situation, and some differences to account for whether the engagement is with ShiftPixy or its wholly owned subsidiary, Shift Human Capital Management Inc.

ShiftPixy Human Capital Management Inc., d/b/a ShiftableHR

We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the assignment of employees, particularly temporary employees, as offered by ShiftPixy. Under this subsidiary, under circumstances wherein the client remains as the sole employer of the subject employees, we act as a payroll processor, human resources consultant, and administrator of workers’ compensation coverages and claims (providing “administrative services only”). For administrative reasons, we believe that providing these services through a separate legal entity seemed advisable and required, and thus we formed the subsidiary to provide these services. Our goal is to migrate these clients to ShiftPixy.

These services are also available to businesses in all industries, not just the restaurant and hospitality industries. We hope that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom we are providing these services recognize the value of the services provided by ShiftPixy, the parent. As of August 31, 2017, ShiftableHR had 101 clients with 3,703 worksite employees, including 1,026 employees for whom we provide only payroll administration services, and ShiftPixy had 40 clients with 1,371 worksite employees.

Potential New Marketing Opportunity

We have seen a potential new market based upon the issue of worker misclassification in the Gig Economy. Gig Economy companies such as Uber may typically classify the people working for them as “independent contractors” rather than “employees” for jobs (gigs). The companies can pay much less for services and in regulatory requirements if their workers are classified as independent contractors. Under state and federal employment laws, workers classified as employees are much more expensive for these companies. However, increasing litigation against Uber and others has increased awareness about this issue. ShiftPixy provides a solution by absorbing workers for these types of Gig Economy companies as employees of ShiftPixy, eliminating any risk of litigation, fines and other worker misclassification problems for these types of Gig Economy companies to the extent they become ShiftPixy clients.

Competition

Competitors to our business model include businesses such as ShiftGig, TaskRabbit and other comparable businesses that seek to arrange short-term work assignments for both employees and independent contractors. Competitors to our Ecosystem, which encompasses on a broad scale, the assignment of a workforce to businesses on a long-term basis, include businesses such as Insperity, TriNet Group, and Wageworks, and the assignment of individual workers to businesses generally on a short-term basis include businesses such as Kelly Services, ManpowerGroup, and Barrett Business Services.

We believe our service offering competes effectively based on our strategy of combining an Ecosystem of employment services with the individualized ability to link trained workers to specific shift work opportunities.

Governmental Regulation

Our business operates in an environment that is affected by numerous federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes. Moreover, because our client engagements involve some form of co-employer relationship with regard to the employees who provide services in employment to our clients, the application of such laws to these non-traditional employer relationships can become complex. Nearly all states have adopted laws or regulations regarding the licensure, registration or certifications of organizations that engage in co-employer relationships. We become subject to such laws and regulations when we enter into co-employer relationships with regard to employees providing services in the jurisdictions where such laws and regulations apply.

The following summarizes what we believe are the most important legal and regulatory aspects of our business:

Federal Regulations

Employer Status

We sponsor certain employee benefit plan offerings as the “employer” of our shift workers under the Internal Revenue Code of 1986 (the “Code”) and ERISA. The multiple definitions of “employer” under both the Code and ERISA are not clear and most are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our shift workers under both the Code and ERISA, as well as various state regulations, but this status could be subject to challenge by various regulators. For additional information on employer status and its impact on our business and results of operations, refer to Item 1A of this Form 10-K, under the heading, “If ShiftPixy is not recognized as an employer of worksite employees under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.”

Affordable Care Act and Health Care Reform

The Patient Protection and Affordable Care Act (the “ACA”) was signed into law in March 2010. The ACA implemented substantial health care reforms with staggered effective dates continuing through 2020, and many provisions in the Act require the issuance of additional guidance from applicable federal government agencies and the states. There could be significant changes to the ACA and health care in general, including the potential modification, amendment or repeal of the ACA. For additional information on the ACA and its impact on our business and results of operations, refer to Item 1A of this Form 10-K, under the heading, “Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our marketing plan as well as our reputation, results of operations or financial condition, or have other adverse consequences.”

Health Insurance Portability and Accountability Act

Maintaining the security of information regarding our employees is important to us as we sponsor employee benefit plans and may have access to personal health information of our employees. The manner in which we manage protected health information (PHI) is subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act). HIPAA contains substantial restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, under the HITECH Act there are steep penalties and fines for HIPAA violations. Our health plans are covered entities under HIPAA, and we are therefore required to comply with HIPAA’s portability, privacy, and security requirements. For additional information regarding the information we collect, how we maintain the confidentiality of our clients’ and employees’ confidential information and the potential impact to our business if we fail to protect the confidentiality of such data, refer to Item 1A of this Form 10-K, under the heading, “We host, collect, use, transmit and store personal and business information, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs and cause losses.”

Certified Professional Employer Organization (PEO)

With passage of the Small Business Efficiency Act in 2014, the U.S. Congress clarified the employer status of professional employer organizations that voluntarily become certified under this law for federal tax purposes under the Code. The IRS has started accepting applications for certification under the Code, and we are considering applying for certification of our subsidiary, ShiftableHR.

State Regulations

Nearly all states have adopted provisions for licensing, registration, certification or other formal recognition of co-employers. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of the professional employer organization, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state laws. The scope of the laws and regulations of states is such that it encompasses the activities of ShiftPixy, Inc., as well as its subsidiary, ShiftableHR. In addition, many state laws require guarantees by ShiftPixy, Inc. of the activities of its subsidiary, ShiftableHR, and in some states we may seek licensure, registration or certification, as applicable, of ShiftPixy, Inc., with its subsidiary, ShiftableHR, because the financials for both organizations are consolidated. We believe we are in compliance in all material respects with the requirements in the states wherein we are conducting business.

We must also comply with state unemployment tax requirements where our clients are located. State unemployment taxes are based on taxable wages and tax rates assigned by each state. The tax rates vary by state and are determined, in part, based on our prior years’ compensation and unemployment claims experience in each state. Certain rates are also determined, in part, by each client’s own compensation and unemployment claims experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.

Intellectual Property

ShiftPixy has registered a trademark in its name, and a copyright in its “Pixy” image. In addition, the company has submitted a patent application in connection with certain features of its mobile application. ShiftPixy has other intellectual property and related rights as well, particularly in connection with our software. We believe that our intellectual property is of considerable importance to our business.

Employees

As of August 31, 2017, we employed approximately 41 people on a full-time basis in our corporate offices, and we served approximately 5,074 active, paid worksite employees.

Available Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Information Disclosures

Consistent with the SEC’s April 2013 guidance on using social media outlets like Facebook and Twitter to make corporate disclosures and announce key information in compliance with Regulation FD, ShiftPixy is alerting investors and other members of the general public that ShiftPixy will provide updates on operations and progress required to be disclosed under Regulation FD through its social media on Facebook, Twitter and YouTube. Investors, potential investors, shareholders and individuals interested in our Company are encouraged to keep informed by following us on Twitter, YouTube or Facebook.

Facebook: http://www.facebook.com/shiftpixy

Twitter: http://www.twitter.com/shiftpixy

YouTube: http://www.youtube.com/shiftpixy

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Some statements in this Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Relating to Our Business

We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We are an emerging business and are in the process of developing our products and services. We have been in business for 26 months as of August 31, 2017. Although we have now generated gross billings of $50,672,129 for the fiscal year ended August 31, 2016, and $126,391,207 for the fiscal year ended August 31, 2017, it is still difficult, if not impossible, to forecast our future results based upon our limited but now positive historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.

There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Except from the proceeds of our recent IPO, we have no binding agreements, commitments or understandings to secure additional financing at this time. We have no binding agreements, commitments or understandings to acquire any other businesses or assets. Our long-term future growth and success is dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.

We may be subject to penalties and interest payable on taxes as a result of software or manual error.

Our input of data in the software must be effected properly in order to process the data and payments correctly with regard to clients, employees and applicable tax agencies. If we input incorrect data or input accurate data incorrectly, we could inadvertently overbill or underbill our clients or overpay or underpay applicable taxes, resulting in the loss of net income and/or clients and/or the incurrence of tax penalties and interest. Despite our efforts to reconcile taxes on a monthly basis, we may incur additional taxes, penalties and interest for which we may or may not bill the clients.

Our targeted customer base is diverse, and we face a challenge in adequately meeting each group’s needs.

Because we will serve both employers and employees, we must work constantly to understand the needs, standards and requirements of each group and must devote significant resources to developing products and services for their interests. If we do not accurately predict our customers’ needs and expectations, we may expend valuable resources in developing products and services that do not achieve broad acceptance across the markets, and we may fail to grow our business.

Our success depends on adoption of our products and services by our various types of customers, and if these potential customers do not accept and acquire our products and services then our revenue will be severely limited.

The major customer groups to whom we believe our products and services will appeal, both employers and employees, particularly related to shift work, may not embrace our products and services. Acceptance of our products and services will depend on several factors, including: cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to adequately meet our customers’ needs and expectations, our product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot be sure that our business model will gain wide acceptance among all targeted customer groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to continue generating revenues could be reduced.

Competing forms of Gig Economy oriented staffing management products and services may be more desirable to consumers or may make our products and services obsolete.

There are currently several different competing Gig Economy oriented staffing management product and service technologies that are being marketed to our potential customers. Further development of any of these technologies may lead to advancements in technology that will make our products and services obsolete. Consumers may prefer alternative technologies and products and services. We cannot guarantee that users of Gig Economy oriented staffing management products and services who will be using our products and services will continue to grow within the industry as a whole. Any developments that contribute to the obsolescence of our products and services may substantially impact our business, reducing our ability to sustain generating revenues.

Damage claims against us as a result of actions of our employees could reduce our sales and revenues.

If any one of our employees is found to cause injury or damage through one or more negligent or wrongful acts, including sexual harassment and other employment related offenses, the Company could suffer financial damages as a result of claims by the injured party. We have not had significant claims for damages or losses from actions of our employee workers to date. The Company carries a staffing liability program commercial insurance policy, but the policy provides coverage only with respect to: 1. “wrongful employment acts” committed against our “employees” pursuant to our agreement with that client; and 2. A “staffing services worker’s” acts committed while in the service of our client that result in a “wrongful business environment.” The insurer may seek to disclaim liability as not covered or for other reasons or the amount of judgment against us may exceed the policy limits. Any claims for damages against us as a result of actions of our work employees could damage our reputation, increase our expenses and reduce our profitability (or increase net losses) and revenues.

Lapses in our employee screening process may result in potential litigation, which may be costly and/or damage our reputation.

If we experience lapses in our employee screening process, we may face potential litigation from our clients or government regulators, which may be costly and/or damage our reputation.

If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.

We are required to obtain and maintain various types of insurance coverage for our business, in particular health and workers’ compensation insurance related to our employees. Although we have contracts with all types of providers currently necessary for our business, if in the future we are unable to secure the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced. In addition, any increases in the cost of insurance coverage we are required to maintain could reduce profitability (or increase net losses).

The Company assumes the obligation to make wage, tax, and regulatory payments for our shifter employees, and, as a result, is exposed to client credit risks.

The Company generally assumes responsibility for and manages the risks associated with shifter employees’ payroll obligations, including liability for payment of salaries, wages, and certain taxes. These obligations are fixed, whether or not clients make payments as required by services contracts, which exposes the Company to credit risks of clients.

Workers’ compensation costs for shifter employees may rise and reduce our margins and require more liquidity.

The Company is responsible for and pays workers’ compensation costs for its shift workers. At times, these costs have risen substantially as a result of increased claims and claim trends, general economic conditions, changes in business mix, increases in healthcare costs, and government regulations. Although the Company carries insurance, unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, or if new laws, rules, or regulations are passed, costs could increase significantly. There can be no assurance that the Company will be able to increase the fees charged to clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our marketing plan as well as our reputation, results of operations or financial condition, or have other adverse consequences.

Our business is subject to a wide range of complex laws and regulations. For example, many states regulate entities offering the employment related services such as those offered by us directly or through our subsidiary and require licenses as a prerequisite to operation of such enterprises in their respective jurisdictions. There can be no assurance that either ShiftPixy or its subsidiary, ShiftableHR, will be successful in either securing or maintaining a license or licenses in compliance with a particular state’s laws and regulations. Further, many states require variously that workers’ compensation policies offered by employment related firms such as ours to be managed according to strict rules and/or that unemployment insurance filings be administered according to strict rules.

Failure to comply with such laws and regulations could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.

In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our business. Healthcare reform under the federal Patient Protection and Affordable Care Act (“ACA”), as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our business’s clients and prospects. If the ACA is repealed or replaced, the elimination of employer mandates and similar employer requirements currently imposed by the ACA, and other regulatory changes could in the future reduce our revenues. Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

We collect, use, transmit and store with data services vendors personal and business information, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs and cause losses.

In connection with our business, we collect, use, transmit and store with data services vendors large amounts of personal and business information about our clients and shift employees, including payroll information, healthcare information, personal and limited business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. In addition, as we continue to grow the scale of our offering, we will process and store with data services vendors an increasing volume of personally identifiable information of our users. Our data services vendors include PrismHR, Amazon Web Services, Microsoft OneDrive, ShareFile, Dropbox, Smartsheet, MasterTax, Microsoft Outlook, Microsoft Office 365, and RightSignature; we believe these vendors implement industry standard or greater data security measures to protect the data that we transmit through and/or store with them. Despite our efforts to protect customer data, perceptions that the collection, use, and storage of personal information is not satisfactorily protected could inhibit sales of our services, and could limit adoption of our services. In addition, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security.

We are focused on ensuring that our operating environments safeguard and protect personal and business information, and we will be required devote significant resources to maintain and regularly update our systems and processes. Despite our efforts to maintain security controls across our business, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer data we or our vendors store and manage. In addition, attacks on information technology systems continue to grow in frequency, complexity and sophistication, and the Company may be targeted by unauthorized parties using malicious tactics, code and viruses.

We have third party contractors who monitor our activities in a manner designed to prevent, detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third-parties with whom we do business, through fraud, trickery, or other methods of deceiving our employees, contractors, and temporary staff. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. In addition, while our operating environment is designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation of similar safeguards by our clients, vendors or their respective employees, and, in any event, third-parties may be able to circumvent those security measures.

Any cyber-attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, or theft of non-public or other sensitive information, similar act by a malevolent party, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, harm our reputation, and could have a materially adverse effect on our business operations, or that of our clients, create financial liability, regulatory sanction, or a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider, and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Although we believe that through our third-party contractors we maintain a program of information security and controls and any threats that we might have encountered to date have not materially impacted us, the impact of a data security incident could have a materially adverse effect on our business, results of operations and financial condition. We have insurance coverage for risks for exchanging and maintaining data electronically that is designed to address certain aspects of cyber-risks, such insurance coverage may be denied or be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber-risk. In addition, any further security measures we may undertake to address further protections, may cause higher operating expenses.

We are also subject to various federal and state laws, rules and regulations relating to the collection, use, transmission and security of personal and business information. In addition, the possession and use of personal information and data in conducting our business subjects us to laws that may require notification to regulators, clients or employees in the event of a privacy breach and may impose liability on us for privacy deficiencies, including but not limited to liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. These laws continue to develop, the number of jurisdictions adopting such laws continues to increase, and these laws may be inconsistent from jurisdiction to jurisdiction. The future enactment of more restrictive laws, rules or regulations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase.

Some of the activities in which our shift workers could become involved could include health care information related responsibilities and could thereby invoke the need for compliance with HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. The United States Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of protected health information used or disclosed by health care providers and other covered entities. Three principal regulations with which we are required to comply have been issued in final form under HIPAA: privacy regulations, security regulations, and standards for electronic transactions, which establish standards for common health care transactions. The privacy regulations cover the use and disclosure of protected health information by health care providers. They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a health care provider, including the right to access or amend certain records containing protected health information or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. The HITECH Act, among other things, establishes certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information. These laws contain significant fines and other penalties for wrongful use or disclosure of protected health information. Additionally, to the extent that we submit electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

If we are unable to effectively manage growth and maintain low operating costs, our results of operations and financial condition may be adversely affected.

We have experienced rapid growth since our inception, and our plans contemplate significant expansion of our business. If we are unable to manage our growth effectively, including having geographically dispersed offices and employees or to anticipate and manage our future growth accurately, our business may be adversely affected. If we are unable to manage our expansion and growth effectively, we may be unable to keep our operating costs low or effectively meet the requirements of an ever-growing, geographically dispersed client base. Our business relies on data systems, billing systems and financial reporting and control systems, procedures and controls. Our success in managing our expansion and growth in a cost-effective manner will require us to upgrade and improve these systems, procedures and controls. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In addition, our growth may place significant demands on our management, and our overall operational and financial resources. A failure on our part to meet any of the foregoing challenges inherent in our growth strategy may have an adverse effect on our results of operations and financial condition.

Our independent registered public accountants will not be required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm has not provided an attestation report on the effectiveness of our internal control over financial reporting and will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting. As an issuer of securities under Regulation A, we do not expect to be required to assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, unless and until we become a reporting company under the Exchange Act and, thereafter, no longer qualify as an emerging growth company or are no longer a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, whichever is later. Currently, we would expect to be an emerging growth company for up to five years after we become a reporting company under the Exchange Act. As a result of the foregoing, for the foreseeable future, you may not receive any attestation concerning our internal control over financial reporting from us or our independent registered public accountants.

We face intense competition across all markets for our services, which may lead to lower revenue or operating margins.

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower service lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to customers.

Companies compete with us based on a growing variety of business models. The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives. This may lead to lower revenue, gross margins, and operating income.

Technology Oriented Risks

If we are unable to protect our proprietary and technology rights our operations will be adversely affected.

Our success will depend in part on our ability to protect our proprietary rights and technologies, including those related to our products and services. Protecting our intellectual property rights and combating unlicensed copying and use of our software and other intellectual property is difficult. Except as otherwise noted herein, we have not applied for any formal patent, trademark or similar protection. Our failure to adequately protect our proprietary rights may adversely affect our operations. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use trade secrets or other information that we regard as proprietary. Based on the nature of our business, we may or may not be able to adequately protect our rights through patent, copyright and trademark laws. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. In addition, litigation may be necessary in the future to:

•	Enforce intellectual property rights;

•	Protect our trade secrets;

•	Determine the validity and scope of the rights of others; or

•	Defend against claims of infringement or invalidity.

Any such litigation could result in substantial costs if we are held to have willfully infringed or to expend significant resources to develop non-infringing technology and would divert the attention of management from the implementation of our business strategy. Furthermore, the outcome of litigation is inherently difficult to predict and we may not prevail in any litigation in which we become involved.

Software products we use in our business may contain defects which will make it more difficult for us to establish and maintain customers.

We are currently using PrismHR software for our payroll processing. We also use MasterTax to process our tax reports and filings. We also use a host of other software products in the course of conducting our business. Of course, the mobile app component of our mobile platform, along with the client portal and the ShiftPixy Command Hub, constitute our proprietary software and contain components that are licensed from third parties and that are public domain software. Our payroll processing software and other software products we use in our business may contain undetected design faults and software errors, or “bugs” that are discovered only after they has been installed and used by a greater number of customers. Any such defect or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to supply human resources related services, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that our specialized human resources software and services has yet to gain widespread acceptance in the market, any delays or other problems caused by software bugs would likely have a more detrimental impact on our business than if we were a more established company.

If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced.

If a contract relating to our mission-critical software services, such as that applicable to payroll and payroll tax processing, is terminated or non-renewed, and we do not have an effective replacement software, our business and revenues would suffer. Although there are other software vendors we can use, it may take time to negotiate an agreement and make operational this replacement software. Accordingly, if the software agreements that we use in our business are terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced until we locate and make operational replacement software.

Our systems may be subject to disruptions that could have a materially adverse effect on our business and reputation.

Our business is and will continue to be highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. We may not be successful in preventing the loss of client data, service interruptions or disruptions to our operations from system failures. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition.

Because we store data in the cloud with providers such as Microsoft and Amazon, any disruptions in our ability to access this data or any breach of security concerning this data in the cloud could have a materially adverse effect on our business and reputation.

Our business is and will continue to be highly dependent on data storage in the cloud with providers such as Microsoft and Amazon. These cloud storage systems may fail to operate properly or become disabled even for a brief period of time. There could also be security breaches of our data stored in the cloud. If there is loss of client data, service interruptions or disruptions to our operations related to our cloud data storage, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition.

We make significant investments in our software that may not achieve our expectations.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Third parties may claim we infringe their intellectual property rights.

From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies and the rapid rate of issuance of new patents. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. Besides money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. We take significant measures to protect the secrecy of large portions of our source code. If a significant portion of our source code leaks, we might lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.

Our increasing user traffic, growth in services, and the complexity of our services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more data. These demands continue to increase as we grow our workforce. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by users and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver services successfully may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices, significant business transactions, operational claims, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

Our software may experience quality or supply problems.

Our software may experience quality or reliability problems. The highly-sophisticated software we have been developing may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

Risks Related to Management and Personnel

We depend heavily on Mr. Scott W. Absher, CEO and Director. The loss of his services could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions Mr. Scott W. Absher, CEO and Director. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees in addition to Mr. Scott W. Absher, CEO and Director, this could adversely affect the development of our business plan and harm our business.

Mr. Absher has limited experience managing a public company, which may inhibit our ability to implement successfully our business plan.

Mr. Scott W. Absher, CEO and Director and the beneficial owner of approximately 43.177% of our stock as of August 31, 2017, has limited experience managing a public company, which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. We are endeavoring to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

Industry Risks

Providing specialized Gig Economy oriented staffing management products and services is an emerging yet competitive business, and many of our competitors have greater resources that may enable them to compete more effectively.

We will compete in the same markets with many companies that offer not only staffing management products and services focused on the Gig Economy but also more traditional staffing management products and services. There are limited barriers to entry. Price competition in the industry, particularly from larger, more traditional industry model competitors, is intense, and pricing pressures from competitors and clients are increasing. New competitors entering our markets may further increase pricing pressures.

Clients may competitively bid new contracts; a trend is expected to continue for the foreseeable future. Some of our competitors have greater resources than we do, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products and services that will directly compete with our product lines, and new, more efficient competitors may enter the market. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

We operate in an immature and rapidly evolving industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects.

The industry in which we operate is characterized by rapidly changing regulatory requirements, evolving industry standards and shifting user and client demands. Our business model is also evolving and is different from models used by other companies in our industry. As a result of these factors, the success and future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these risks and uncertainties, some of which relate to our ability to:

•	Expand employer and employee client relationships;

•	Increase the number of our employer clients and grow a shifter employee base;
•	Develop relationships with third-party vendors such as insurance companies;

•	Expand operations and implement and improve our operational, financial and management controls;

•	Raise capital at attractive costs, or at all;

•	Attract and retain qualified management, employees and independent service providers;

•	Successfully introduce new processes, technologies products and services and upgrade our existing processes, technologies, products and services;

•	Protect our proprietary processes and technologies and our intellectual property rights; and

•	Respond to government regulations relating to the Internet, personal data protection, email, software technologies, cyber security and other regulated aspects of our business.

If we are unable to successfully address the challenges posed by operating in an immature and rapidly evolving industry and having a relatively new business model, our business could suffer.

If ShiftPixy is not recognized as an employer of worksite employees under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

While in our professional employer organization client engagements through ShiftableHR, we typically arrange for clients to act as sponsor of employee benefit plans, ShiftPixy sponsors the benefit plans applicable to its employees. In order for ShiftPixy to sponsor employee benefit plan offerings for our worksite employees, we must qualify as an employer of our worksite employees for certain purposes under the Code and ERISA. In addition, our status as an employer is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.

Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual’s work. Some factors that the IRS has considered important in the past have included the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work), the financial control and the economic aspects of the relationship, and the intent of the parties, as evidenced by the specific benefit, contract, termination and other similar arrangements between the parties and the on-going versus project-oriented nature of the work to be performed. However, a definitive judicial interpretation of “employer” in the context of joint employer relationships such as those in which ShiftPixy engages has not been established. For ERISA purposes, for example, courts have held that test factors relating to ability to control and supervise an individual are less important, while the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. Moreover, when ShiftPixy’s app is fully functional, the scope of ShiftPixy’s employer status will increase, changing the legal analysis. Although we believe that ShiftPixy qualifies as an employer of its worksite employees under ERISA, and the U.S. Department of Labor has not provided guidance otherwise, we are not able to predict the outcome of any future regulatory challenge.

If we are not recognized as an employer under the Code or ERISA, we may be required to change the method by which we report and remit payroll taxes to the tax authorities and the method by which we provide, or discontinue providing, certain employee benefits to our worksite employees, which could have a material adverse effect on our business and results of operations.

We must also qualify as an employer of our worksite employees under state regulations, which govern licensing, certification and registration requirements for PEOs. Nearly all states have enacted laws and regulations in this regard. While we believe that we qualify as an employer of our worksite employees under these state regulations, these requirements vary from state to state and change frequently and if we are not able to satisfy existing or future licensing requirements or other applicable regulations of any states, we may be prohibited from doing business in that state.

Economic, Catastrophic and Geopolitical Risks

Catastrophic events or geopolitical conditions may disrupt our business.

Monetary and fiscal policies and political and economic conditions may substantially change. When there is a slowdown in the economy, employment levels may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us.

Worsening economic conditions, including inflation, recession, or other changes in economic conditions, may cause businesses to rely less on vendors in our business, which could adversely affect our revenue. If demand for our services declines, or business spending for such services declines, our revenue will be adversely affected.

Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase.

We are dependent upon various large banks to execute Automated Clearing House and wire transfers as part of our client payroll and tax services. A systemic shutdown of the banking industry would impede our ability to process funds on behalf of our payroll and tax services clients and could have an adverse impact on our financial results and liquidity.

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Irvine, California, area, which is a seismically active region. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations.

Abrupt political change and terrorist activity may pose threats to our business and increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory requirements that could impact our operating strategies, hiring, and profitability.

Market Risks

Our common stock is thinly traded, which can cause volatility in its price.

Our common stock is listed for trading on the Nasdaq Stock Market, LLC, and is thinly traded. Thinly traded stock can be more susceptible to market volatility. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. Securities markets worldwide experience significant price and volume fluctuations. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

•	a deviation in our results from the expectations of public market analysts and investors;

•	statements by research analysts about our common stock, our company or our industry;

•	changes in market valuations of companies in industries to which our company is compared and market evaluations of our industries in which our company is deemed to be operating generally;

•	actions taken by our competitors;

•	sales or other issuances of common stock by us, our senior officers, directors or other affiliates; or

•	other general economic, political or market conditions, many of which are beyond our control.

The market price of our common stock will also be impacted by our quarterly operating results which can fluctuate from quarter to quarter.

Item 2. Properties

We lease space for our principal offices at 1 Venture, Suite 150, Irvine, CA 92618. Our landlord is Olen Commercial Realty Corporation. Our lease is for a five-year term and for 8,500 square feet. This lease began on May 1, 2016 and will expire on June 14, 2021. We recently entered into a second lease for 2,713 square feet of expansion space in the same building. The landlord and lease term are the same for both leases.

We also recently entered into an office lease in New York City, securing space for a small client acquisition and support staff.

With regard to operations in Phoenix, we have no lease in effect; instead, employees work from home, which has been sufficient for our current needs.

We consider that these spaces and arrangements are sufficient for our current needs, although as we expand existing operations or open other offices in other cities, we will need to secure leases in those cities as well.

Item 3. Legal Proceedings

There are currently no pending or threatened lawsuits against us that are not covered by applicable insurance or that would, if decided against us, have a material, negative impact on us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock was listed for trading on The NASDAQ Stock Market LLC on June 28, 2017, under the symbol “PIXY.”

The table below sets forth the high and low closing sales prices of our common stock on The NASDAQ Stock Market LLC for the period indicated.

	Price Range
Fiscal Year Ended	High	Low
August 31, 2017	$11.64	$3.63

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Wyoming Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Sale of Unregistered Securities

Exercise of Warrants

As of August 31, 2017, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 57,500 shares of our common stock at an exercise price of $2.00 per share, and 10,000 shares of our common stock at an exercise price of $3.00 per share. Such shares are subject to applicable restrictions on disposition pursuant to Rule 144.

Stock Option / Stock Issuance Plan

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, as of August 31, 2017, approximately 920,000 options and 100,000 shares have been designated by the Board of Directors for issuance and approximately 130,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. Accordingly, no persons awarded options has vested ownership of shares underlying the options for at least 60 days from the date of this Report. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

The Company is a leading provider of employment law compliance solutions for employers and workers in an environment in which shift or other part-time/temporary positions, commonly called “gigs,” are performed. In what is now being called the Gig Economy, businesses such as those in our current target market in the restaurant and hospitality industries contract with independent workers for less than full-time engagements primarily in the form of shift work. The trend toward a Gig Economy has begun, and we are endeavoring to participate through an employment related service offering. A study by Ardent Partners confirms that the Gig Economy trend is significant, noting that “[n]early 38% of the world’s total workforce is now considered ‘non-employee,’ which includes contingent/contract workers, temporary staff, gig workers, freelancers, professional services, and independent contractors.” Ardent Partners Ltd. “The State of Contingent Workforce Management 2016-2017: Adapting to a New World of Work.” October 2016.

A significant problem for employers in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act (“ACA”). The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

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

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and the company has a modest staff in Phoenix. ShiftPixy recently opened an office in New York City where it plans to position two experienced sales/service representatives, and it plans to open additional physical offices in the following locales:

•	First, Orlando;

•	Next, after the above offices are operational, and upon securing additional financing, if necessary, we plan to proceed to Dallas and then Chicago;

•	Finally, after all the above offices are operational, and upon securing additional financing, if necessary, we plan to proceed to Las Vegas and then Atlanta.

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

ShiftPixy and its subsidiary collectively serve, as of August 31, 2017, an aggregate of approximately 141 clients with an aggregate of approximately 5,074 employees, including 4,048 employees of ShiftPixy and ShiftableHR that we provide to our clients and 1,026 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for fiscal year 2017.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015. We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of August 31, 2017, ShiftableHR had 101 clients with 3,703 worksite employees, including 1,026 employees for whom we provide only payroll administration services.

Consolidated results of our operations for the year ended August 31, 2017, vs. year ended August 31, 2016

The following table summarizes the consolidated results of operations for the years ended August 31, 2017 and 2016:

ShiftPixy Inc.

Consolidated Statements of Operations

	For the Years Ended
	August 31, 2017	August 31, 2016

Gross billings	$126,391,207	$50,672,129
Adjustments to gross billings	106,146,788	42,211,476
Net revenue	20,244,419	8,460,653
Cost of revenue	16,552,197	6,944,224
Gross profit	3,692,222	1,516,429
Operating expenses:
Sales and marketing	2,710,287	1,019,683
Product development	2,694,734	316,668
Customer support	1,455,293	556,765
General and administrative	4,323,898	1,477,869
Total operating expenses	11,184,212	3,370,985
Net loss	$(7,491,990)	$(1,854,556)

Net loss available to common shareholders per common share:
Basic and diluted	$(0.28)	$(0.07)

Weighted average number of common shares used in per share computations:
Basic and diluted	26,778,658	25,630,874

Year-ended August 31, 2017

Results of Operations

For the fiscal year ended August 31, 2017, we generated gross billings of $126.4 million, net revenue of $20.2million, with cost of revenues of $16.6 million resulting in a gross profit of $3.7 million and a gross margin of 18%. For the fiscal year ended August 31, 2016, we generated gross billings of $50.7 million, net revenue of $8.5 million with cost of sales of $6.9 million resulting in gross profit of $1.5 million and gross margin of 18%. This represents a 149% increase in gross billings year over year and with no increase in gross margin percentage year over year.

For the fiscal year ended August 31, 2017, and August 31, 2016, we incurred $11.2 million and $3.4 million, respectively, in operating expenses. This represents a 232% increase year over year. The increase in our operating expenses is due to increases in costs related to additional payroll-related costs, increased investments in sales and marketing efforts, increased investments in product development expenses to further develop the ShiftPixy mobile application and related software, professional expenses related to being a publicly traded Company, and increases in general and administrative expenses.

Our expenses related to product development for the fiscal year ended August 31, 2017, and August 31, 2016, were $2.7 million and $317 thousand, respectively, representing a 751% increase year over year. The increase in product development expenses is due to incremental costs associated with mobile application and the ShiftPixy Workforce management platform.

As of August 31, 2017, we had total liabilities of $3.8 million, while at August 31, 2016, we had total liabilities of $1.7 million, representing a 129% increase year over year. The increase was primarily the result of accrued payroll expenses from the hiring of 1,627 new worksite employees and the related payroll tax liabilities.

Gross Billings. ShiftPixy provides contingent staffing and workforce management solutions, principally to businesses that make significant use of part-time employees; we are currently focusing on the restaurant and hospitality industries. The company currently targets clients in Southern California but has begun to expand our geographic coverage. Our gross billings are primarily based on (i) the payroll cost of our worksite employees; (ii) the employer portion of payroll-related taxes; (iii) employee benefit programs; (iv) workers’ compensation insurance coverage and (v) admin fees and delivery fees, which are the fees charged to clients for providing payroll processing and temporary and other staffing services. Gross billings for the year ending August 31, 2017, were earned from billings to clients to whom we provide staff or workforce management support. Our mobile workforce management solution remains under continuing development. Gross billings for the year ended August 31, 2017, versus the year ended August 2016 totaled $126.4 million compared to $50.7 million. As a result, gross billings increased by $75.7 million or 149%. The increase in Gross Billings is directly attributed to the increase in worksite employees from 3,463 fiscal year end 2016 to 5,074 fiscal year end 2017.

Net Revenues. Net revenues exclude the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the gross billings for those components are included as net revenues. Net revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Net revenue for the year ended August 31, 2017, was earned from gross billings to clients to whom we provide staff or workforce management support less pass-through costs related to payroll, taxes, and benefits. Our mobile workforce management solution remains under continuing development. Net revenue for the year ended August 31, 2017, versus the year ended August 31, 2016, totaled $20.2 million compared to $8.5 million. As a result, net revenue increased by $11.8 million or 139%. The increase in net revenue is directly attributed to the increase in worksite employees from 3,463 fiscal year end 2016 to 5,074 fiscal year end 2017.

Cost of Revenues. Our costs include the costs of employer side taxes and workers’ compensation insurance coverage. Cost of revenues for the year ended August 31, 2017, versus the year ended August 31, 2016, totaled $16.6 million compared to $6.9 million. As a result, cost of revenues increased by $9.6 million or 138%. The increase of $9.6 million in cost of revenue is directly attributed to the increase of 1,627 worksite employees and $64 million in gross wages. Of the $9.6 million increase in cost of revenue, 37% related to workers’ compensation costs and 63% related to employer related taxes. While the Company does expect to achieve certain economies of scale as it grows, it is expected that the cost of revenues will continue to grow proportionately to the increase in gross billings and net revenues.

Gross Profit. Gross profit for the year ended August 31, 2017, versus the year ended August 31, 2016 totaled $3.7 million compared to $1.5 million, an increase $2.2 million or 143%. The gross margin percentage remained at 18% year over year. The primary cause for the increase in gross profit resulted from the addition of 1,627 worksite employees that increased gross billings and net revenues.

Total Operating Expenses. Total operating expenses for the year ended August 31, 2017, versus the year ended August 31, 2016, totaled $11.2 million compared to $3.4 million resulting in an increase of $7.8 million or 232%. The primary causes for the increase in operating expenses during the period is the addition of 22 new corporate employees representing an increase of 116% over the fiscal year ended August 31, 2016. The increased expenditures were made to support the growth in new clients and totaled $2.7 million in incremental payroll related expenses. We also made further investments of $2.4 million in software development costs for the Company’s new mobile application, $1.6 million in sales and marketing investments, and $3.9 million in general and administrative expenses. The following paragraphs will provide further detail on the increase in operating expenses for the year ended August 31, 2017, compared to the year ended August 31, 2016.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and the related variable compensation expenses, commission payments to agents and partners and the cost of marketing programs. Marketing programs consist of advertising, lead generation, corporate communications, brand building and product marketing related activities. We expect our sales and marketing expenses to increase as we continue to expand our direct sales force; however, we do expect improvements in operating efficiencies as we continue to improve our sales productivity. Sales and marketing expenses totaled $2.7 million for the year ended August 31, 2017, compared to $1 million in the prior year representing a $1.7 million increase year over year. The year over year increase is made up of the following items: an increase in salary-related expenses of $593 thousand relating to the addition of 7 new sales and marketing employees year over year; incremental commissions of $325 thousand which are directly related to the increase in gross billings of $76 million year over year; an increase in marketing and advertising costs of $239 thousand year over year; and an increase in professional fees related to sales and marketing activities of $229 thousand year over year.

Product development. Product development costs consist primarily of payroll-related expenses for our employees, contractors, and third-party consulting firms dedicated to product development. We expect our product development costs to continue to increase for the foreseeable future as we increase investments in ShiftPixy’s mobile applications and the technology platform necessary to support our Ecosystem. Over time, we expect our product development costs to remain relatively consistent as a percentage of our total revenues on an annual basis.

Product development expenses to build the mobile app and platform totaled $2.7 million in fiscal year ended August 31, 2017, compared to $317 thousand in fiscal year August 31, 2016. This represents an increase of $2.4 million or 751%.

Customer Support. Customer support costs consists primarily of costs incurred by us associated with direct client support, such as payroll and benefits processing, HR consultants, costs associated with assisting clients in managing, processing and responding to employment-related legal claims, benefits and risk management, postage and shipping expenses. While we expect our cost of providing services to continue to increase on an annual basis for the foreseeable future due to expected growth in worksite employees, we do expect improvements in our systems and processes which should result in improved efficiencies and as a result we expect our cost of providing services as a percentage of total revenues to decline. Customer support costs totaled $1.5 million for the year ended August 31, 2017, compared to $557 thousand for the year ended August 31, 2016. This represents an increase of $899 thousand or 161%. The primary cause of the increase was due to the addition of 11 customer support employees over the prior year representing $840 thousand or 93% of the increase in customer support costs year over year.

General and administrative. General and administrative expenses consist primarily of payroll-related expenses, legal, accounting and other professional services fees and other general corporate expenses. We expect our general and administrative expenses to continue to increase for the foreseeable future due to increases in our legal and financial compliance costs in connection with being a newly public company and to expanded operations in new states. As we improve our systems, processes and internal controls we expect to gain efficiencies and expect our general and administrative costs as a percentage of total revenues to decline. General and administrative expenses totaled $4.3 million for the year ended August 31, 2017, compared to $1.5 million for the year ended August 31, 2016, representing an increase of $2.8 million or 193%. The increase in general and administrative expenses consists of the following items: Payroll related expenses totaled $1.3 million relating to the addition of 5 new employees; an increase in accounting and audit fees of $210 thousand year over year; and an increase in other general and administrative expenses of $917 thousand. The increase in the other general and administrative expenses consist of: rent, insurance, office supplies, utilities, penalties and interest, and depreciation expense.

Net loss. As a result of the explanations and investments described above, the net loss for the fiscal year ended August 31, 2017, was $7.5 million compared to $1.9 million in the prior year representing an increase of $5.6 million or 304%.

Liquidity and Capital Resources

The Company incurred losses from operations, negative cash flows from operations and had limited working capital through August 31, 2017.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million (exclusive of underwriter commissions and certain IPO-related expenses). At September 30, 2017 we had available cash of $5 million. The Company believes that, because of its operating results as well as cash received from the IPO, the Company will have sufficient cash to fund operations through at least the next twelve months.

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

Relaxed Ongoing Reporting Requirements

We are a public reporting company under the Exchange Act. We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

•	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an “emerging growth company” for up to five years, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

If we elect not to become a public reporting company under the Exchange Act, we will be required to publicly report on an ongoing basis under the reporting rules set forth in Regulation A for Tier 2 issuers. The ongoing reporting requirements under Regulation A are more relaxed than for “emerging growth companies” under the Exchange Act. The differences include, but are not limited to, being required to file only annual and semiannual reports, rather than annual and quarterly reports. Annual reports are due within 120 calendar days after the end of the issuer’s fiscal year, and semiannual reports are due within 90 calendar days after the end of the first six months of the issuer’s fiscal year.

In either case, we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies”, and our stockholders could receive less information than they might expect to receive from more mature public companies.

Explanatory Note Regarding Filing of NT 10-K on Form 12b-25

On November 30, 2017, we filed an NT 10-K on Form 12b-25, wherein we explained that our 10-K filing would be delayed, because the Company had a financial statement account of $460,000, representing accumulated entries and reconciliations recorded collectively as Miscellaneous Expense. We explained that (a) the account exists as a consequence of our limited staff, rapid growth, and software systems that are not integrated, all of which have collectively worked to make many of our reconciliation processes more challenging, (b) our auditors indicated that the amount at issue exceeded their materiality threshold, and they would need further information regarding the stated amount in order to issue the audit report without qualification, and (c) we hired a forensic accounting firm to further analyze the expenses in this Miscellaneous Expense account and to assist us in providing additional detail to our auditor in order to resolve this issue and have the audit report issued without qualification and the Form 10-K filed on or before December 14, 2017. The forensic accounting firm assisted us in identifying the proper allocation of a substantial portion of the Miscellaneous Expense account; more specifically, $257,127 was deemed properly allocable to the Employer Tax Expense account, $128,816 was deemed properly allocable to the Contra Revenue – Other Client Revenue account, and $35,756 was deemed properly allocable to the Unclaimed Paychecks account as part of Other Current Liabilities. In addition to increasing liabilities on our balance sheet by $35,756, the adjustments produce the following results to our income statement, compared to the income statement presented in our NT 10-K on Form 12b-25:

	For the Year Ended August 31, 2017
	Final Audited Financial Statements	As noted in the NT 10-K on Form 12b-25

Gross billings	$126,391,207	$126,391,207
Adjustments to gross billings	106,146,788	106,017,972
Net revenue	20,244,419	20,373,235
Cost of revenue	16,552,197	16,295,069
Gross profit	3,692,222	4,078,166
Operating expenses:
Sales and marketing	2,710,287	2,710,287
Product development	2,694,734	2,694,734
Customer support	1,455,293	1,455,293
General and administrative	4,323,898	4,674,086
Total operating expenses	11,184,212	11,534,400
Net loss	$(7,491,990)	$(7,456,234)

Net loss available to common shareholders per common share:
Basic and Diluted	$(0.28)	$(0.28)

Weighted average number of common shares used in per share computations:
Basic and diluted	26,778,658	26,778,658

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ShiftPixy, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of ShiftPixy, Inc. (the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ShiftPixy, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

December 14, 2017

Newport Beach, California

ShiftPixy Inc.
Consolidated Balance Sheets

	August 31, 2017	August 31, 2016
ASSETS

Current assets
Cash and equivalents	$5,896,705	$868,532
Accounts receivable	428,790	56,438
Prepaid expenses	2,687,188	342,996
Other current assets	15,916	73,482
Total current assets	9,028,599	1,341,448

Fixed assets, net	288,065	348,773
Deposits and other assets	126,480	104,613

Total assets	$9,443,144	$1,794,834
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,160,474	$826,447
Payroll related liabilities	2,388,454	722,715
Other current liabilities	278,982	121,269
Total current liabilities	3,827,910	1,670,431

Stockholders’ equity
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 28,762,424 and 26,213,800 shares issued and outstanding as of August 31, 2017 and 2016, respectively	2,877	2,622
Additional paid-in capital	15,012,584	2,030,018
Accumulated deficit	(9,400,227)	(1,908,237)
Total stockholders’ equity	5,615,234	124,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,443,144	$1,794,834

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Operations

	For the Years Ended
	August 31, 2017	August 31, 2016

Gross billings	$126,391,207	$50,672,129
Adjustments to gross billings	106,146,788	42,211,476
Net revenue	20,244,419	8,460,653
Cost of revenue	16,552,197	6,944,224
Gross profit	3,692,222	1,516,429
Operating expenses:
Sales and marketing	2,710,287	1,019,683
Product development	2,694,734	316,668
Customer support	1,455,293	556,765
General and administrative	4,323,898	1,477,869
Total operating expenses	11,184,212	3,370,985
Net loss	$(7,491,990)	$(1,854,556)

Net loss available to common shareholders per common share:
Basic and Diluted	$(0.28)	$(0.07)

Weighted average number of common shares used in per share computations:
Basic and diluted	26,778,658	25,630,874

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Statements of Stockholders’ Equity

	Common Stock
	Number of Shares	Par Value ($0.0001)	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balances, September 1, 2015	25,277,500	$2,528	$157,512	$(5,040)	$(53,681)	$101,319
Payment of stock subscription receivable	-	-	-	5,040	-	5,040
Common stock issued for cash and warrants	936,300	94	1,872,506	-	-	1,872,600
Net loss	-	-	-	-	(1,854,556)	(1,854,556)
Balance on August 31, 2016	26,213,800	$2,622	$2,030,018	$-	$(1,908,237)	$124,403

Common stock issued for cash, net of offering costs	2,000,000	200	10,887,061	-	-	10,887,261
Common stock issued for cash and warrants	394,375	39	1,577,461			1,577,500
Stock based compensation expense	-	-	43,415	-	-	43,415
Warrants exercised for cash	67,500	7	144,993	-	-	145,000
Common stock issued for services	86,749	9	329,636	-	-	329,645
Net loss	-	-	-	-	(7,491,990)	(7,491,990)
Balance on August 31, 2017	28,762,424	2,877	$15,012,584	$-	$(9,400,227)	$5,615,234

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31, 2017	August 31, 2016
OPERATING ACTIVITIES
Net loss	$(7,491,990)	$(1,854,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,369	23,222
Stock issued for services	329,645	-
Stock based compensation	43,415	-
Changes in operating assets and liabilities
Accounts receivable	(372,352)	(56,438)
Prepaid expenses	(2,344,192)	(384,433)
Other current assets	57,566	(15,916)
Deposits and other assets	(21,867)	(104,613)
Accounts payable	334,027	807,987
Payroll related liabilities	1,665,739	722,715
Other current liabilities	157,713	121,269
Net cash used in operating activities	(7,576,927)	(740,763)
INVESTING ACTIVITIES
Purchase of fixed assets	(4,661)	(371,995)
Net cash used in investing activities	(4,661)	(371,995)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	10,887,261	1,872,600
Proceeds from issuance of common stock and warrants	1,577,500	-
Proceeds from stock subscription receivable	-	5,040
Proceeds from exercise of warrants	145,000	-
Net cash provided by financing activities	12,609,761	1,877,640

Net increase in cash	5,028,173	764,882

Cash - beginning of period	868,532	103,650
Cash - end of period	$5,896,705	$868,532

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy. Inc.

Notes to Consolidated Financial Statements

August 31, 2017

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated on June 3, 2015. The Company is a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant, hospitality and maintenance service trades. The Company’s initial focus is on the restaurant industry in Southern California.

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., functions substantially as a professional employer organization (“PEO”), assuming significant attributes of employer status in relation to the subject employees, and provides workers’ compensation coverage written in the names of the clients (as may be required by some states). SHCM also functions as an administrative services only (“ASO”) provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom we are providing these services recognize the value of the services provided by the parent Company.

Note 2: Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

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

Revenue Recognition

The Company’s revenues are primarily attributable to fees for providing staffing solutions and other employment-related services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s gross billings are primarily based on (i) the payroll cost of our worksite employees; (ii) the employer portion of payroll-related taxes; (iii) employee benefit programs; (iv) workers’ compensation insurance coverage, and (v) administrative fees and delivery fees, which are the fees charged to clients for providing payroll processing and temporary and other staffing services. Net revenues exclude the payroll cost of our worksite employee’s component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, the Company believes that it is the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the gross billings for those components are included as net revenues. Net revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of our worksite employees. Cost of revenue is primarily comprised of all other costs related to worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company maintains cash with a commercial bank and from time to time exceed the federally insured limits. The deposits are made with a reputable financial institution, and the Company does not anticipate realizing any losses from these deposits. The Company did not have any cash equivalents at August 31, 2017, and 2016. None of the Company’s clients represents more than 10% of our annualized revenues for fiscal years 2017 or 2016. However, four clients represent 58% of total accounts receivable at August 31, 2017, compared to four clients representing approximately 100% of our total accounts receivable at August 31, 2016.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

All fixed assets are depreciated on a straight-line basis based on their estimated useful lives. Furniture and fixtures are depreciated over 7 years whereas computers and equipment is depreciated over 5 years. Leasehold improvements are depreciated over the lessor of the estimated useful life of the asset or the lease term, which is 5 years. The amortization of these assets is included in depreciation expense on the consolidated statements of operations.

Fair Value Measurements

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not fair value any of its operating assets or liabilities as of August 31, 2017, or 2016. The carrying value of accounts receivable, prepaid expenses, accounts payables, and other current liabilities approximates the fair value due to their short-term maturities.

Income Taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Under FASB ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $273,800 and $35,000 for the years ended August 31, 2017, and 2016, respectively.

Leases

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date that the Company takes possession of or controls the physical use of the property.

Loss Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive.

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

Note 3: Liquidity

The Company has generated accumulated losses since inception of approximately $9.4 million through August 31, 2017. The Company has a history of negative cash flows from operations and has limited working capital.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million. As a result, the Company believes that its working capital will be sufficient to fund operations through at least the next twelve months.

Note 4: Stockholders’ Equity

Preferred Stock

In September 2016, the Company issued options to purchase preferred stock at $0.0001 per share. The number of options is equal to the lesser of (a) the number of shares of common stock held by such Shareholder on September 28, 2016, or (b) the number of shares of common stock held by such Shareholder on date of the Shareholder’s exercise of the aforesaid Option. Preferred Stockholders can elect a majority of the directors on the Board of Directors of the Corporation and does not include any rights to dividends, conversion to shares of Common Stock, or preference upon liquidation of the Corporation. The Option is exercisable only upon the acquisition of a 20% or greater voting interest in the Corporation by a party other than the founding shareholders, or prior to any proposed merger, consolidation (in which the Corporation’s Common Stock is changed or exchanged) or sale of at least 50% of the Corporation’s assets or earning power (other than a reincorporation). The right to exercise the Option terminates on December 31, 2023.

Common Stock and Warrants

From July 2015 to August 2016, the Company sold 1,013,800 shares of common stock at $2 per share. Each share includes one warrant to purchase a share of common stock at an exercise price of $2 per share expiring one year from the subscription date, and a warrant to purchase a share of common stock at an exercise price of $3 per share expiring two years from the subscription date. In February 2017, the Board of Directors extended the expiration of all such warrants to March 1, 2019. The extension of these warrants did not result in any net impact on the consolidated financial statements.

The Board of Directors of ShiftPixy, Inc., on October 11, 2016, declared a 1 for 2 reverse securities split, effective as of October 12, 2016. The reverse securities split has been retroactively reflected in these financial statements.

During the year ended August 31, 2017, the Company sold 2,000,000 shares of common stock for $10,887,261 in cash, net of offering costs paid of $1,112,739.

During the year ended August 31, 2017, the Company sold 394,375 shares of common stock for $1,577,500 in cash. The Company also issued 635,313 warrants in connection with these stock sales during the year ended August 31, 2017. The warrants have exercised prices ranging from $4 to $6.90 per warrant.

During the year ended August 31, 2017, the Company issued 86,749 shares of common stock for services. The Company expensed the fair value of the common stock issued of $329,645. There was no common stock issued for services during the year ended August 31, 2016.

The following tables summarize our warrants outstanding as of August 31, 2017 and 2016:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2015,	155,000	2.5	$2.50
Issued	1,872,600	2.5	$2.50
(Exercised)	-	-	-
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2016,	2,027,600	2.5	$2.50
Issued	635,313	1.5	$4.46
(Exercised)	(67,500)	-	-
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2017,	2,595,413	1.5	$2.99

The following table summarizes information about warrants outstanding as of August 31, 2017:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	956,300	1.5
$3.00	1,003,800	1.5
$4.00	535,313	1.5
$6.90	100,000	1.5
	2,595,413	1.5

Note 5: Stock based Compensation

The Company granted options to purchase an aggregate total of 920,000 shares of Common Stock during the year ended August 31, 2017.

The weighted average estimated fair value per share of the stock options at grant date was $4.44 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2017
Expected life	4.0 years
Estimated volatility	37.03% - 44.74%
Risk-free interest rate	1.86% - 2.02%
Dividends	-

Stock option activity during the year ended August 31, 2017, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2016	-	$-
Exercised	-	$-
Granted	920,000	4.42
Forfeited	(130,000)	$4.26
Expired
Options outstanding at August 31, 2017	790,000	$4.44

Note 6: Related Parties

Scott Absher, CEO and COO of the Company, is also the Principal at Struxurety, a consulting company. Scott Absher drew a monthly retainer from the Company for his role in the early stage work completed for the Company. Scott Absher transitioned to being the Company’s employee on April 1, 2016. During the year ended August 31, 2016, the Company incurred $12,000 in professional fees to Struxurety.

J. Stephan Holmes, an advisor to and significant shareholder of the Company, was the COO at XccelerateHR, LLC (“XccelerateHR”), a company that provided payroll processing services to the Company. J. Stephan Holmes resigned as the COO at XccelerateHR on March 31, 2016. During the year ended August 31, 2016, the Company incurred $12,000 in such professional fees to J. Stephan Holmes for management consulting services. ShiftPixy incurred $9,776 in batch processing fees to XccelerateHR during the year ended August 31, 2016.

During the year ended August 31, 2016, the Company paid $300,000 as an advance payment of future commission obligations to XccelerateHR as an independent producer for the Company. This advance has been reduced by payments for software license transfers, workers’ compensation deposits and other charges owed by the Company to XccelerateHR. Prepaid commissions totaled $61,100 and $174,200 as of August 31, 2017 and 2016 respectively, and are included in prepaid expenses in the accompanying consolidated balance sheets.

Note 7: Fixed Assets

Fixed assets consisted of the following at August 31, 2017 and 2016:

	August 31, 2017	August 31, 2016
Furniture and equipment	$352,270	$347,609
Leasehold improvements	$24,386	$24,386
	$376,656	$371,995
Accumulated depreciation	$(88,591)	$(23,222)
Fixed assets, net	$288,065	$348,773

Depreciation expense for the years ended, August 31, 2017, and 2016 was $65,369 and $23,222, respectively.

Note 8: Income Taxes

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period.

As of August 31, 2017, and 2016, the Company had cumulative net operating loss carryforwards of approximately $8,760,000 and $1,900,000 respectively, which begin to expire in 2029. The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent and depreciation. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2017 and 2016 was approximately $2,293,000 and $813,000, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate (34%) to the total benefit for income taxes at August 31, 2017 was primarily due to changes in the valuation allowance for deferred taxes as follows:

Benefit computed at statutory federal rate of 34%	$2,535,000
Non-deductible penalties and other permanent differences	$(85,000)
State taxes (8.84%)	$659,000
Change in valuation allowance	$(3,109,000)
Net income tax provision	$-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2017, and 2016, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. Our tax years for 2015 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

Note 9: Commitments and Contingencies

Operating Lease

Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices, with a termination date that coincides with the termination date of the prior lease. The Company has the right to renew certain facility leases for an additional three years. Rent expense was $257,408 and $144,719 for the years ended August 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases at August 31, 2017, are as follows:

Years ended August 31,
2018	314,000
2019	337,000
2020	347,000
2021	270,000
2022	-
Total minimum payments	$1,268,000

Litigation

During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Note 10: Subsequent Events

On September 29, 2017, Mr. Stephen DeSantis tendered his resignation as Chief Financial Officer of ShiftPixy, Inc., Mr. DeSantis’ resignation was effective October 20, 2017 but will continue in a consulting capacity in the near term.

Management has evaluated subsequent event pursuant to the issuance of the consolidated financial statements and has determined that other than listed above, no other subsequent events exist through the date of this filing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2017. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2017, the Company’s disclosure controls and procedures were not effective due to the Material Weaknesses in our internal control over financial reporting described below. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2017, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls throughout our fiscal year ending 2018 as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of August 31, 2017, our management concluded that our internal controls over financial reporting were not effective as of August 31, 2017.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Lack of Adequate Finance and Accounting Personnel – Our current accounting staff is relatively small, and we do not have the required infrastructure to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override.

2. Lack of Audit Function Oversight – As of August 31, 2017, we had only one member of the audit committee, and, although the number of audit committee members and number of independent directors we had at such time complied with applicable rules, we did not have a majority of independent directors on the Company's Board of Directors.  This limited our ability to oversee the audit function.  On September 28, 2017, following the close of the 2017 fiscal year, we added two additional independent directors to our Board of Directors and to our audit committee such that as of that date we have had an audit committee consisting of three independent directors and a majority of independent directors on our Board of Directors.

3. Account Reconciliations – We lacked sufficient resources with expertise to perform timely and effective account reconciliations.

4. Lack of Adequate Controls over the Bank Cash Reconciliation Process – We were not able to appropriately reconcile our bank accounts to identify and record cash transactions in a timely fashion. This resulted in material adjustments to cash as well as unlocated differences in cash balances that were recorded to miscellaneous expense.

5. Outstanding Share Reconciliation – Unauthorized shares were issued that were not formally authorized or documented by management and the Board of Directors. Upon discovery of the unauthorized shares issuances, such shares were subsequently cancelled as a result..

6. Payroll Liability and Payroll Tax Reconciliations - We were not able to appropriately reconcile payroll liabilities and payroll tax liability balances in a timely fashion. This resulted in material adjustments to payroll liabilities and payroll tax liabilities.

7. Lack of System Integration: There is no linkage between the operations systems and the general ledger. This leads to significant reconciling adjustments for which there is lack of adequate review.

8. Reconciliation of Gross Revenue and Adjustments to Gross Revenue: There is lack of review of adjustments to gross revenue for completeness.  As the operations systems are not linked to the general ledger, there were amounts left out of the adjustment to gross revenue.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended August 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors are elected at our annual meeting of the shareholders. In addition, directors may be elected to fill vacancies and newly created directorships by the Board of Directors. Each director holds the office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified; provided, however, that directors can be elected for a term not to exceed five (5) years.

The board of directors elects our executive officers annually, at a meeting following the annual meeting of the shareholders. The Board of Directors can also elect persons fill any executive officer vacancies. Each officer holds such office until his successor is elected and qualified, or until his or her death, earlier resignation or removal.

The table below sets forth our directors and executive officers of as of the date of this Annual Report.

Name	Position	Age	Term of Office

Scott W. Absher	Director, President, Chief Executive Officer, COO and Secretary	57	Inception to Present (1)

Kenneth W. Weaver	Director	62	December 5, 2016, to Present (1, 2)

Stephen P. DeSantis	CFO	55	March 1, 2017, to October 20, 2017

___________________

(1)

This person serves in this position until the person resigns or is removed or replaced by a duly authorized action of the Board of Directors or the shareholders. This person has been in the indicated position with the Company since the Company’s inception in June 2015, or since the date indicated, if not since inception.

(2)

Mr. Weaver is an independent director of the Company. On November 30, 2016, we signed a Director Agreement with Mr. Weaver. The Agreement provides that the obligations of the parties did not become effective until the contingencies of SEC Qualification of the Regulation A Offering Statement and Nasdaq Certification of listing the common stock of the Company on The NASDAQ Capital Market were fully met, which occurred on December 5, 2016.

Scott W. Absher joined ShiftPixy as CEO/Director upon formation in June 2015. Since February 2010 he has also been President of Struxurety, a business insurance advisory company. As a member of the board, Mr. Absher contributes significant industry-specific experience and expertise on our insurance products and services. He contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Kenneth W. Weaver became ShiftPixy’s first independent director on December 5, 2016. Mr. Weaver currently serves as the chairman and only director of the Audit Committee, Compensation Committee and Nominations Committee. Since April 2012 to date, Mr. Weaver has been the sole proprietor of Ken Weaver Consulting, providing operations consulting for TVV Capital, a Nashville Private Equity firm. Before his service with TVV, Mr. Weaver spent over 30 years with Bridgestone Corporation, having served in various responsible leadership roles, including as President, Bridgestone North American Tire Commercial Sales, Chief Financial Officer, Bridgestone Americas and Chairman, CEO and President, Firestone Diversified Products. Mr. Weaver earned both his bachelor’s degree in business and his masters of business administration degree from Pennsylvania State University. Mr. Weaver’s substantial financial background qualifies him as an audit committee financial expert under applicable rules.

Stephen P. DeSantis joined ShiftPixy as CFO on March 1, 2017. Mr. DeSantis has over 30 years of financial management experience in both the private and public sectors. Mr. DeSantis was CFO of Predixion Software, Inc., in December 2009 and served as its Chief Financial Officer; the company was sold in February 2017. Mr. DeSantis also served as the Chief Financial Officer of DATAllegro from February 2007 to December 2009, Inc. He was responsible for the finance, accounting, human resources, and IT departments. He also led business financial planning and analysis (FP&A) and securing financing for the company. DATAllegro was acquired by Microsoft in August 2008 for $280M. Mr. DeSantis remained with the company after the acquisition through December 2009. He also served as Executive Vice President of Operations, and Corporate Secretary of Nexiant, Inc. and served as its Chief Financial Officer from June 2005 through January 2007. In addition, Mr. DeSantis served as Chief Financial Officer and Corporate Secretary of TCI Solutions Inc. and was also served as an Executive Vice President from March 1994 to June 2005. In his role as TCI Solutions Inc., Mr. DeSantis was responsible for corporate governance issues, SEC compliance, Sarbanes-Oxley compliance, business planning, corporate strategic communications, securing financing and managing investor relations, finance, accounting, IT and human resource departments. Mr. DeSantis held the position of Corporate Controller at Cassette Productions Unlimited, Inc. from April 1989 to December 1993. He began his career in August 1985 with Coopers & Lybrand LLP, in Los Angeles. Mr. DeSantis is a certified public accountant and holds a bachelor’s degree in business in May 1985 and an MBA in May 1997 from the University of Southern California. On September 29, 2017, Mr. Stephen DeSantis tendered his resignation as Chief Financial Officer of ShiftPixy, Inc., a Wyoming corporation. Mr. DeSantis’ resignation was effective October 20, 2017.

Family Relationships

There are no family relationships between any of our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.

Administrative Order and Settlement with State Securities Commissions

On June 25, 2013, the Alabama Securities Commission issued a Cease and Desist Order (the “Order”) against Scott W. Absher and other named persons and entities, requiring that they cease and desist from further offers or sales of any security in the State of Alabama. The Order asserts, regarding Mr. Absher, that he was the president of a Company that issued unregistered securities to certain Alabama residents, that he was the owner of a company that was seeking investments, and that in March 2011 he spoke to an Alabama resident who was an investor in one of the named entities. The Order thereupon concludes that Mr. Absher and others caused the offer or sale of unregistered securities through unregistered agents. While Mr. Absher disputes many of the factual statements and specifically that he was an owner or officer of any of the entities involved in the sale of the unregistered securities to Alabama residents or that he authorized any person to solicit investments for his company, in the interest of allowing the matter to become resolved, he did not provide a response.

Legal Matters related to Co-Founder, Major Shareholder and Independent Contractor

J. Stephen Holmes is a co-founder and currently an independent contractor and major shareholder. As a condition of certifying ShiftPixy’s Common Stock for a NASDAQ listing, Mr. Holmes and ShiftPixy mutually agreed to the disclosure by ShiftPixy of his prior conviction for acts related to making false statements in relation to two quarterly IRS Form 941 Employer Federal Quarterly tax returns, one in 1996 and the second 1997, for a company for which he was at the time an officer. The former company and ShiftPixy are not affiliated or related in any way. As an independent contractor with ShiftPixy, Mr. Holmes is focusing upon building a sales network and providing consulting in relation to workers’ compensation programs as well as Affordable Care Act health insurance programs, and as such is not involved in any part of the accounting or tax paying and IRS return filing areas of ShiftPixy’s operations.

Board Composition

At August 31, 2017, our board of directors consisted of two members. Subsequent to August 31, 2017 we have added two additional independent directors as reported in SEC filings. Each director of the Company serves until the next annual meeting of stockholders and until his successor is elected and duly qualified, or until his earlier death, resignation or removal. Our board is authorized to appoint persons to the offices of Chairman of the Board of Directors, President, Chief Executive Officer, one or more vice presidents, a Treasurer or Chief Financial Officer and a Secretary and such other offices as may be determined by the board.

We have no formal policy regarding board diversity. In selecting board candidates, we seek individuals who will further the interests of our stockholders through an established record of professional accomplishment, the ability to contribute positively to our collaborative culture, knowledge of our business and understanding of our prospective markets.

Director Independence

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

In selecting our independent directors, our board considered the relationships that each such person has with our Company and all the other facts and circumstances our board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person. We intend to add additional independent directors and adopt the policies and procedures set forth below in order to meet listing requirements of a national securities exchange, in accordance with the phase-in provisions of NASDAQ Rule 5615(b).

Board Committees

Our board of directors has established three standing committees, namely, audit, compensation and nominating—each of which operates under a charter that has been approved by our board. As of the date of this report, we have three independent directors who serve on each of the three committees, and one member of each of the committees serves as chairman of such committee.

Audit Committee

As of the date of this report, three independent directors serve on the audit committee. Our first member qualifies as an audit committee financial expert within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our board expects to consider the formal education and nature and scope of such members’ previous experience.

Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal accounting function;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from our registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal accounting staff, registered public accounting firm and management;

•	reviewing and approving or ratifying related party transactions; and

•	preparing the audit committee reports required by SEC rules.

Compensation Committee

As of the date of this report, three independent directors serve on the Compensation Committee. Our compensation committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. The compensation committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives with respect to Chief Executive Officer compensation;

•	making recommendations to our board with respect to the compensation of our Chief Executive Officer and our other executive officers;

•	overseeing evaluations of our senior executives;

•	reviewing and assessing the independence of compensation advisers;

•	overseeing and administering our equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation;

•	reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure; and

•	preparing the compensation committee reports required by SEC rules.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, have been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee.

For fiscal year ended August 31, 2017, there were two directors, Mr. Absher and Mr. Weaver. Mr. Absher and Mr. DeSantis also served as executive officers. Mr. Absher and Mr. Holmes were also shareholders with more than 5% of issued common stocks. For fiscal year ended August 31, 2016, other than Mr. Absher there were no other individuals who participated in deliberations of the registrant’s board of directors concerning executive officer compensation. On December 5, 2016, Mr. Weaver joined the board, and he has from that date to August 31, 2017, served as the sole member of the Audit Committee, Compensation Committee and Nominations Committee. On September 28, 2017, two additional independent directors were added to the Board of Directors, Whitney White and Sean Higgins. One additional director, Mark Absher, was also added to the Board of Directors.

Nominating Committee

As of the date of this report, three independent directors serve on the Nominating Committee. The nominating committee’s responsibilities include:

•	identifying individuals qualified to become board members;

•	recommending to our board the persons to be nominated for election as directors and to be appointed to each committee of our board of directors;

•	reviewing and making recommendations to the board with respect to management succession planning;

•	overseeing periodic evaluations of board members.

Board Leadership Structure and Risk Oversight

The board of directors oversees our business and considers the risks associated with our business strategy and decisions. The board currently implements its risk oversight function as a whole. Each of the board committees also provides risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The code of conduct is posted on our website, and we will post all disclosures that are required by law or NASDAQ rules in regard to any amendments to, or waivers from, any provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Our directors and executive officers have filed such reports as required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which consists of our principal executive officer and our only other executive officer who occupied an executive officer position during fiscal year 2017 and 2016 by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for fiscal years ended August 31, 2017, and August 31, 2016, respectively.

Name	Title	Year	Salary		Bonus	Stock awards	Option awards		Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Scott W. Absher	CEO/COO	2017	$640,625	(1)	0	0	50,000	(2)	0	0	$640,625
	CEO/COO CFO	2016	$252,250	(3)	0	0	0	(4)	0	0	252,250

Stephen P. DeSantis	CFO	2017	$100,000	(5)	0	0	50,000	(2)			$300,000

______________________

(1)	Mr. Absher’s salary was increased to $750,000 per year, beginning in December of 2016.

(2)

Awarded as an employee under the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan (the “Plan”). See the “Sale of Unregistered Securities” section under Item 5 for more details regarding the Plan and the vesting periods applicable to such options. The options were issued at an exercise price of $4.00 per share, estimated to have been the fair market value price per share at the time of the award.

(3)	Consists of an aggregate of $96,000 of Consulting fees paid until April 30, 2016 plus $156,250 in salary for the remainder of fiscal year 2016 until August 31, 2016.

(4)

Amended and Restated Option granted effective prior to end of fiscal year 2016 provided an option for voting rights, was totally illiquid and was not convertible into common stock of the Company. Accordingly, the option was recorded as having zero fair value as compensation. See “Description of Securities - Options.”

(5)	Reflects a salary of $200,000 per year, initiated in March of 2017 and continuing through August 31, 2017. Mr. DeSantis’ salary was increased to $250,000 effective September 1, 2017.

We had a consulting agreement, which ended in April 2016, with Mr. Absher’s company Struxurety to pay a $12,000 monthly retainer from ShiftPixy for Mr. Absher’s role in the early stage work completed for ShiftPixy. We made an oral agreement with Mr. Absher effective May 1, 2016, to pay Mr. Absher $31,250 per month, payable biweekly. This agreement was in effect for Mr. Absher until March of 2017, at which time Mr. Absher’s salary was increased to $750,000 per year.

Mr. Absher signed a waiver and release for all amounts not paid (a sum of $24,000) under his consulting agreement, which was in effect for the period from inception (June 3, 2015) to the end of his consulting agreement in April 2016.

We entered into an agreement with Mr. Stephen DeSantis to serve as the Company’s CFO effective March 1, 2017. Mr. DeSantis’s salary was agreed to be set at $200,000 per year, provided, however, that the Company increased Mr. DeSantis’ salary in September 2017 to $250,000.

Agreements Regarding Change in Control and Termination of Employment

None

Outstanding Equity Awards At Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END AUGUST 31, 2017

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scott W. Absher	12,500,000	0	0	$0.0001	December 31, 2023	0	$0.00	(1)	0	0

___________

(1)

Amended and restated option granted effective prior to end of fiscal year 2016 provided an option for voting rights, was totally illiquid and was not convertible into common stock of the Company. Accordingly, the option was recorded in this table as having zero fair market value. See “Description of Securities - Options.”

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal years ended August 31, 2017 and 2016:

Name	Fees Earned or Paid in Cash	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Scott W. Absher	$0	0		0	0	0	0

Kenneth W. Weaver	$8,000	200,000	(1)	0	0	0	208,000

__________

(1)

Reflects the award of 25,000 shares on March 16, 2017, through the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan (the “Plan”) at an assumed fair market value at the time of issuance of $4.00 per share. The shares in connection with such issuance were deemed to have been purchased and immediately vested on June 5, 2017, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 25,000 shares were also committed on March 16, 2017, to issue through the Plan to Mr. Weaver, at an assumed fair market value of $4.00 per share, and deemed to have been purchased and immediately vested on December 5, 2017, as a consequence of Mr. Weaver’s continued service as director through that date.

Mr. Absher was not paid any compensation as director for the years ended August 31, 2017, or 2016, and we have no agreement to pay Mr. Absher any separate compensation for acting as a director. Non-Director Compensation to Mr. Absher is set forth under “Summary Compensation Table,” above.

While Kenneth W. Weaver was not a director during our fiscal year ending August 31, 2016, he became our first independent director, as indicated above, on December 5, 2016. Mr. Weaver’s Director Agreement provides for a monthly retainer of $5,000, plus additional retainers for serving on the Audit Committee, Compensation Committee and Nominating Committee, plus additional retainers for serving as chairman of such committees, such additional retainers collectively amounting to $3,000 per month. In addition, the Company has committed to awarding Mr. Weaver stock or stock options, annually, having a minimum value of $75,000. Notwithstanding the terms of the Director Agreement with Mr. Weaver, on August 1, 2017, we completed an amendment to his Director Agreement providing that in consideration for the rights afforded under the Stock Issuance Agreement, dated March 16, 2017 (which was used in part to satisfy the obligations of the Company under the Director Agreement to award Mr. Weaver with stock having a value of at least $75,000), Mr. Weaver also verbally agreed to waive the monthly retainer and committee participation fees until the Company successfully completed its IPO and filed its first official report. Accordingly, the Company having completed its IPO in June of 2017 and having filed its first Form 10-Q on or about July 17, 2017, Mr. Weaver’s monthly compensation as set forth in the Director Agreement resumed effective August 1, 2017.

As of December 2016, the salary of Mr. Absher was increased to $750,000 per year.

The compensation of the Directors and Executive Officers is subject to future adjustments, as determined by the Compensation Committee pursuant to the terms of its charter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of August 31, 2017, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 28,950,675 shares of common stock deemed to be outstanding as of August 31, 2017. In addition, shares of common stock that may be acquired by the stockholder within 60 days of August 31, 2017, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Common Stock

Name of Beneficial Owner [1]	Number of Shares Beneficially Owned	Number of Shares Acquirable	Percent [2]
Scott W. Absher	12,550,000	0	43.35%
Stephen Holmes	12,550,000	0	43.35%
Stephen P. DeSantis	50,000	0	0.001%
Kenneth W. Weaver	50,000	0	0.300%
All Executive Officers and Directors as a Group [3 persons]	12,650,000	0	43.82%

____________________

[1]	The business address for all the persons named in the table is 1 Venture, Suite 150, Irvine, CA 92618.

[2]

Assumes 28,762,424 shares issued and outstanding, excluding unvested shares of our Common Stock issued and issuable upon exercise of stock options awarded to employees pursuant to the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan (issuances from which constitute the number of shares beneficially owned by Mr. DeSantis and one half of the shares beneficially owned by Mr. Weaver).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Scott Absher, CEO and COO of the Company, is also the Principal at Struxurety, a consulting company. Scott Absher drew a monthly retainer from the Company for his role in the early stage work completed for the Company. Scott Absher transitioned to being the Company’s employee on April 1, 2016. During the year ended August 31, 2016, the Company incurred $12,000 in professional fees to Struxurety.

J. Stephan Holmes, an advisor to and significant shareholder of the Company, was the COO at XccelerateHR, LLC (“XccelerateHR”), a company that provided payroll processing services to the Company. J. Stephan Holmes resigned as the COO at XccelerateHR on March 31, 2016. During the year ended August 31, 2016, the Company incurred 12,000 in such professional fees to J. Stephan Holmes for management consulting services. ShiftPixy incurred $9,776 in batch processing fees to XccelerateHR during the year ended August 31, 2016. The amount was due and outstanding to XccelerateHR as of August 31, 2016.

During the years ended August 31, 2016, the Company, Inc. paid $300,000 as an advance payment of future commission obligations to XccelerateHR as an independent producer for the Company. This advance has been reduced by payments for software license transfers, workers’ compensation deposits and other charges owed by the Company to XccelerateHR. Prepaid commissions totaled $61,100 and $174,200 as of August 31, 2017 and 2016 respectively, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Director Independence

Our board of directors has determined that we do have one board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Squar Milner LLP was our independent auditor for the fiscal years ended August 31, 2017 and 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal years ended August 31, 2017 and 2016.

	2017	2016

Audit Fees	$118,800	$90,400
Audit-Related Fees	27,320	-
Tax Fees	-	-
All Other Fees	-	-
Total	$146,120	$90,400

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Accordingly, our Audit Committee will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

10.1	Amendment to Kenneth Weaver Agreement

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

_______________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	December 14, 2017	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	December 14, 2017

/s/ Stephen DeSantis	Stephen DeSantis	Principal Financial Officer and Principal Accounting Officer	December 14, 2017

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Director	December 14, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Amendment to Kenneth Weaver Agreement

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

________________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

