Form 10-Q
period 2017-11-30
ShiftPixy, Inc.
filed 2018-01-22
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 28,800,676 shares as of January 10, 2018.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report on Form 10-Q, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-Q and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “ShiftPixy”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	November 30, 2017	August 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,822,325	$5,896,705
Accounts receivable	471,189	428,790
Prepaid expenses	2,895,076	2,687,188
Other current assets	16,363	15,916
Total Current Assets	6,204,953	9,028,599

Fixed assets, net	297,775	288,065
Deposits and Other assets	149,480	126,480

Total Assets	$6,652,208	$9,443,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,773,318	$1,160,474
Payroll related liabilities	2,295,262	2,388,454
Other current liabilities	142,075	278,982
Total Current Liabilities	4,210,655	3,827,910

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 28,799,856 and 28,762,424 shares issued and outstanding, respectively	2,880	2,877
Additional paid-in capital	15,180,117	15,012,584
Accumulated deficit	(12,741,444)	(9,400,227)
Total Stockholders’ Equity	2,441,553	5,615,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,652,208	$9,443,144

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	November 30, 2017	November 30, 2016

Revenues (gross billings of $40.2 million and $35.0 million less worksite employee payroll cost of $33.7 million and $29.4 million, respectively)	$6,511,919	$5,681,676
Cost of Revenue	5,266,403	3,730,553
Gross Profit	1,245,516	1,951,123
Operating Expenses	4,586,733	1,573,024

Net (Loss) Income	$(3,341,217)	$378,099

Net (Loss) Income per common share available to Common Shareholders:
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic	28,767,850	26,213,800
Diluted	28,767,850	26,974,150

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three Months Ended
	November 30, 2017	November 30, 2016
OPERATING ACTIVITIES
Net (loss) Income	$(3,341,217)	$378,099
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17,695	16,325
Stock issued for services	47,240	-
Stock based compensation	70,296	-
Changes in Operating Assets and Liabilities
Accounts receivable	(42,399)	(281,353)
Prepaid expenses	(207,888)	(297,177)
Other current assets	(447)	(4,723)
Deposits and Other assets	(23,000)	11,430
Accounts payable	612,844	(676,115)
Payroll related liabilities	(93,192)	215,097
Other current liabilities	(136,907)	(12,260)
Net cash used in operating activities	(3,096,975)	(650,677)

INVESTING ACTIVITIES
Purchase of fixed assets	(27,405)	(4,661)
Net cash used in investing activities	(27,405)	(4,661)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	50,000	-
Net cash provided by financing activities	50,000	-
Net Decrease in Cash and cash equivalents	(3,074,380)	(655,338)

Cash and cash equivalents at Beginning of Period	5,896,705	868,532
Cash and cash equivalents at End of Period	$2,822,325	$213,194

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

November 30, 2017

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

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., is incorporated in the State of Wyoming. SHCM functions substantially as a professional employer organization (“PEO”); under our co-employment model, SHCM assumes certain of the responsibilities of being an employer and helps our clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. SHCM also functions as an administrative services only (“ASO”) provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of worker’s compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom the Company is providing these services recognize the value of the services provided by the parent Company.

The Company is operating in one reportable segment.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months period ended November 30, 2017, are not necessarily indicative of the results that may be expected for the year end August 31, 2018.

The condensed consolidated balance sheet as of August 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial information.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2017, filed with the SEC on December 14, 2017.

Principles of Consolidation

The Company and its wholly-owned subsidiary have been consolidated in the accompanying unaudited condensed consolidated financial statements. All intercompany balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies,

•	Useful lives of property and equipment,

•	Assumptions made in valuing equity instruments issued for service, and

•	Deferred income taxes and related valuation allowance.

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, which ranges from 3 to 10 years.

Revenue Recognition

The Company’s revenues are primarily attributable to fees for providing staffing solutions and PEO/ASO services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

We account for our PEO revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. Our PEO solutions revenue is primarily derived from our gross billings, which are based on (i) the payroll cost of its worksite employees and (ii) a mark-up computed as a percentage of payroll costs.

The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our cost of revenue is primarily comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash with a commercial bank and from time to time exceed the federally insured limits. The deposits are made with a reputable financial institution, and the Company does not anticipate realizing any losses from these deposits. The Company did not have any cash equivalents at November 30, 2017, and August 31, 2017. None of the Company’s clients represents more than 10% of our annualized revenues for fiscal years 2018 or 2017. However, three clients represent approximately 54% of total accounts receivable at November 30, 2017, compared to three clients representing approximately 48% of our total accounts receivable at August 31, 2017.

Workers’ Compensation

A portion of the Company’s workers’ compensation risk is covered by a retrospective rated policy, which calculates the final policy premium based on our loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company funded an initial deposit of $2.3 million, which is included in prepaid expenses on the condensed consolidated balance sheet. As of November 30, 2017, the Company has not been notified of any adverse loss ratio as compared to the standard premium.

Fair Value Measurements

The fair value accounting guidance defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of accounts receivable, and accounts payable approximates the fair value due to their short-term maturities.

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

The reconciliation of basic and diluted earnings per share on common stock in the three months ended November 30, 2017, and 2016 follows:

	For the three Months Ended
	November 30, 2017	November 30, 2016

Net (loss) earnings available to common shareholders	$(3,341,217)	$378,099

Average shares outstanding:
Basic	28,767,850	26,213,800
Dilutive share awards	-	760,350
Diluted	28,767,850	26,974,150

Basic (loss) earnings per share	$(0.12)	$0.01
Diluted (loss) earnings per share	$(0.12)	$0.01

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive, are stock options and warrants for the three months ended November 30, 2017, and 2016. In the three months ended November 30, 2017, the number of warrants that were excluded from the diluted (loss) earnings per share amounted to 108,671 shares.

Stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect in the three months ended November 30, 2017, and 2016.

Recent Accounting Standards

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

On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. The update is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

We are currently developing an adoption plan of how we currently recognize revenue compared to the accounting treatment required under the new guidance. This plan includes a review of client contracts and revenue transactions to determine the impact of the accounting treatment under the new guidance, evaluation of the adoption method and completing a rollout plan for the new guidance. Additionally, we are in the process of assessing the impact of the new standard on our disclosures and internal controls.

In February 2016, the FASB issued new accounting guidance on leases ASU 2016-02, Leases. The new standard requires that a lessee recognize assets and liabilities on the balance sheet for leases with terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.The Company is currently evaluating the impact that this standard will have on its consolidated financial statement.

In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance required the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Adoption of this guidance had no impact on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted.

In May 2017, FASB issued ASU 2017-09 clarifying when changes to the terms and conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU is effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. Adoption of this guidance had no impact on our Consolidated Financial Statements.

Note 3: Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of November 30, 2017, the Company has accumulated losses since inception of approximately $12.7 million. The Company has a history of negative cash flows from operations.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on June 29, 2017, raising a gross amount of $12 million ($10.9 million net of costs).

As of November 30, 2017, the Company had cash and cash equivalents of $2.8 million and working capital of $2.0 million. During the three months ended November 30, 2017, the Company has used approximately $3.0 million in cash from operation, of which $2.2 million was attributed to the mobile application development costs ($1.9 million) and workers’ compensation deposit ($0.3 million). Exclusive of the development costs which, if needed, can be deferred and/or suspended with proper notification until funding is available, the Company is currently using $0.8 million each quarter from its operations or less than $0.3 million per month.

As a consequence of changing certain providers and achieving some economies of scale, the Company has realized a significant reduction to its workers’ compensation expense going forward. In addition, the Company has experienced significant growth in the number of worksite employees and clients in the months following its fiscal quarter end. Since November 30, 2017, the Company has added, through executed service agreements, approximately 16 clients, servicing 2,100 worksite employees with approximately $130 million in additional gross billings per year.

We also anticipate that, as a result of the significant growth in activity that we have experienced so far in the second quarter and the savings realized in connection with our workers’ compensation program, that cash used in operations will be reduced from its current level of less than $0.3 million per month. We believe that our current cash position, along with our revenue growth will be sufficient to fund our operations for at least a year from the date these financials are available, assuming the Company postpones the funding of further development of its technology platform, which the Company has the right to do and without scaling back any of its operations.

Additional funding sources could include issuance of equity or other sources. If the Company is unable to raise sufficient additional funds or generate positive cash flow when required, it will have to develop and implement a plan which may include but may not be limited to such measures as extending payables, reducing overhead, suspending the development of our technology platform and/or delaying the remittance of taxes.

There can be no assurance that such a plan will be successful. We have considerable discretion over the extent of expenditures and have the ability to curtail the related cash flows as needed. We believe that all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 4: Stockholders’ Equity

Preferred Stock

In September of 2016, the Company issued options to purchase preferred stock at $0.0001 per share. This issuance was approved by our shareholders. The number of options is equal to the lesser of (a) the number of shares of common stock held by such Shareholder on September 28, 2016, which accounts for approximately 25.6 million shares, or (b) the number of shares of common stock held by such Shareholder on date of the Shareholder’s exercise of the aforesaid option. The preferred stock that is the subject of such contingent option provides a right to elect a majority of the directors on the Board of Directors of the Corporation and does not include any rights to dividends, conversion to shares of common stock, or preference upon liquidation of the Corporation. The contingent option is exercisable only upon the acquisition of a 20% or greater voting interest in the Corporation by a party other than the founding shareholders, or prior to any proposed merger, consolidation (in which the Corporation’s common stock is changed or exchanged) or sale of at least 50% of the Corporation’s assets or earning power (other than a reincorporation). The right to exercise the option terminates on December 31, 2023.

Common Stock and Warrants

During the three months ended November 30, 2017, the Company issued 25,000 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $50,000.

On March 16, 2017, the Company granted 50,000 common shares, through the ShiftPixy, Inc., 2017 Stock Option /Stock Issuance Plan (the “Plan”) to Kenneth W. Weaver, of which 25,000 common shares were committed at an assumed fair market value of $3.80 per share, and deemed to have been purchased and vested on December 5, 2017 as a consequence of Mr. Weaver’s continued service as director through that date. During the three months ended November 30, 2017, the Company recognized 12,432 shares of common stock for services that vested during the three months ended November 30, 2017, at a fair value of $47,240. There was no common stock issued for services during the three months ended November 30, 2016.

The following tables summarize our warrants outstanding as of November 30, 2017:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2017,	2,595,413	1.55	$2.99
Issued	-	-	-
(Exercised)	(25,000)	-	$2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, November 30, 2017,	2,570,413	1.25	$3.00
Warrants exercisable, November 30, 2017,	2,570,413	1.25	$3.00

The following table summarizes information about warrants outstanding as of November 30, 2017:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	931,300	1.25
$3.00	1,003,800	1.25
$4.00	535,313	1.25
$6.90	100,000	1.25
	2,570,413	1.25

Note 5: Stock based Compensation

The Company granted options to purchase an aggregate total of 35,000 shares of Common Stock during the three months ended November 30, 2017. The Company recognized approximately $70,000 of compensation expense in the three months ended November 30, 2017. The weighted average remaining contract life of the options is 9.61 years. The aggregate intrinsic value of the options outstanding as of November 30, 2017, is $0.

Stock option activity during the three months ended November 30, 2017, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2017	790,000	$4.44
Exercised	-	$-
Granted	35,000	3.10
Forfeited	(75,000)	$4.00
Expired	-
Options outstanding at November 30, 2017	750,000	$4.61
Options Exercisable at November 30, 2017	-	-

Note 6: Related Parties

Our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $170,000 and $0 in professional fees for management consulting services in the three months ended November 30, 2017, and 2016, respectively.

Note 7: Income Taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Under FASB ASC 740 deferred income taxes are provided on a liability-method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The Company has generated a net loss of $3.3 million in the three months ended November 30, 2017, compared to a net income of $0.4 million in the three months ended November 30, 2016. The Company did not recognize any provision for income tax in the three months ended November 30, 2016, as the Company anticipated a loss for the year ended August 31, 2017.

Note 8: Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Note 9: Subsequent Events

On December 5, 2017, the Company recognized 820 shares of common stock for services at a fair value of $3,115.

On December 22, 2017, the President signed into legislation the Tax Cuts and Jobs Act (the Act), The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. We believe the most impactful changes within the Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes” (Topic 740), requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 28, 2018, the Company will value all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate.

Management has evaluated subsequent events pursuant to the issuance of the interim unaudited consolidated financial statements and has determined that other than listed above, no other subsequent events exist through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company is a leading provider of employment law compliance solutions for employers and workers in an environment in which shift or other part-time/temporary positions, commonly called “gigs,” are performed. In what is now being called the Gig Economy, businesses such as those in our current target market in the restaurant and hospitality industries contract with independent workers for less than full-time engagements primarily in the form of shift work. The trend toward a Gig Economy has begun, and we are endeavoring to participate through an employment related service offering. A study by Intuit predicted that by 2020, 40 percent of American workers would be less than full time independent contractors. Intuit, Inc. October 2010. “Intuit 2020 Report: Twenty Trends That Will Shape the Next Decade”.

A significant problem for employers in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act (“ACA”). The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

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

We believe ShiftPixy has the ideal solution for both of these groups and each of their problems via a service offering that entails two principal elements (that we refer to collectively as our “Ecosystem”) as follows:

•

ShiftPixy Employer Solution: Under a co-employment agreement, ShiftPixy assumes certain of the responsibilities of being an employer and helps our clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. Once the ShiftPixy Mobile application will be fully implemented, ShiftPixy will absorb the co-employer’s shifters as ShiftPixy Employees and makes those employees available to the former employer to work the same jobs, as employees of ShiftPixy, shouldering a substantial portion of the employment-related compliance responsibilities. In addition, when the shift intermediation features of the ShiftPixy mobile app are implemented, which can occur as soon as a sufficient number of users and clients in an area begin to use the scheduling features of the application, such businesses will be able to access via that technology additional qualified workers, who are already part of the ShiftPixy Ecosystem, to fill workforce voids on short notice, having assurance that such employees have work experience, will be paid, will be covered by applicable workers’ compensation coverage, will have applicable employment related taxes calculated and processed.

•

ShiftPixy Shifter Solution: Shifters placed with one of ShiftPixy’s clients can now access other shift work with other ShiftPixy clients, and they will be able to do so quickly and easily ultimately through the new ShiftPixy mobile application. Workers are now engaging with the application at the point of onboarding with ShiftPixy. We anticipate that employees will be able to use the app to secure additional shifts within our Ecosystem. When released to the general public, anticipated to be in the calendar year 2018, provided adequate funding is available to complete our development activities, the ShiftPixy mobile application will enable not only ShiftPixy shift employees but also ultimately shift employees outside the ShiftPixy Ecosystem, many of them Millennials who connect to the outside world solely through mobile devices, to access available shift jobs at all of ShiftPixy’s participating clients. In addition to the benefits of working not as independent contractors but as employees, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

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

ShiftPixy and its subsidiary collectively serve, as of November 30, 2017, an aggregate of approximately 142 clients with an aggregate of approximately 5,682 employees, including 4,639 employees of ShiftPixy and ShiftableHR that we provide to our clients and 1,043 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending November 30, 2017.

ShiftPixy’s anticipated business and revenue growth will result from the following factors:

•	Large Potential Market.

•	The burdens placed on employers with over 50 full-time employees under the ACA.

•	Marketing Advantages from Strategic Insurance Provider Relationships.

•	New ShiftPixy Mobile App that is designed to provide Additional Benefits to ShiftPixy’s client businesses and shift workers.

•	Ultimate Development of a ShiftPixy Ecosystem.

•	Mitigation of Employment Law Compliance Risks.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015. We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of November 30, 2017, ShiftableHR had 96 clients with 3,549 worksite employees, including 1,043 employees for whom we provide only payroll administration services.

Consolidated results of our operations for the three months ended November 30, 2017, vs. three months ended November 30, 2016

The following table summarizes the condensed consolidated results of our operations for the three months ended November 30, 2017, and November 30, 2016 (Unaudited).

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

	For the three Months Ended
	November 30, 2017	November 30, 2016

Revenues (gross billings of $40.2 million and $35.0 million less worksite employee payroll cost of $33.7 million and $29.4 million, respectively)	$6,511,919	$5,681,676
Cost of revenue	5,266,403	3,730,553
Gross profit	1,245,516	1,951,123
Operating expenses	4,586,733	1,573,024
Net (Loss) Income	$(3,341,217)	$378,099

Net (Loss) Income available to common shareholders per common share:
Basic and diluted	$(0.12)	$0.01

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic	28,767,850	26,213,800
Diluted	28,767,850	26,974,150

Results of Operations

Revenues. ShiftPixy, Inc., provides contingent staffing and workforce management solutions, principally to businesses that make significant use of part-time employees; we are currently focusing on the restaurant and hospitality industries. The company currently targets clients in Southern California but has begun to expand our geographic coverage.

Our revenues, which represent gross billings net of worksite employee payroll cost, increased by 14.6% to $6.5 million in the three months ended November 30, 2017, compared to $5.7 million in the three months ended November 30, 2016. Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue.

Gross billings for the three months ending November 30, 2017, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended November 30, 2017, increased by $5.2 million or 14.7% to $40.2 million, compared to $35.0 million for the three months ended November 30, 2016. Gross billings’ increase was primarily due to the increase in worksite employees by 719 to 5,682 employees, compared to 4,963 employees for the three months ended November 30, 2016. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite

Cost of Revenues. Our cost of revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the three months ended November 30, 2017, increased by $1.5 million or 41.2% to $5.3 million, compared to $3.7 million for the three months ended November 30, 2016.

Approximately $0.5 million of the increase is attributed to the additional worksite employees the Company is servicing, which increased from 4,963 employees in the three months ended November 30, 2016, to 5,682 employees in the three months ended November 30, 2017.

Approximately $0.3 million of the increase is attributed to workers’ compensation premium, which was over-expensed in the fiscal year ended August 30, 2016. This resulted in an understatement of our gross profit for the fiscal year ended August 30, 2016. Such difference was not deemed quantitatively and qualitatively material to the August 2016 financial statements.

Approximately $0.6 million of the increase is attributed to the increase in workers’ compensation expense, resulting from engaging with two clients in the janitorial business, serving approximately 200 worksite employees, for which the cost of workers’ compensation insurance is triple the average cost of coverage for employees in the industries in which we otherwise operate. The Company incurred $0.6 million of workers’ compensation insurance expense for these two clients in the three months ended November 30, 2017, compared to $0 in the three months ended November 30, 2016.

Gross Profit. Gross profit for the three months ended November 30, 2017, decreased by $0.7 million or 36.2% to $1.2 million, compared to $1.9 million in the three months ended November 30, 2016. The gross profit, as a percentage of revenues, decreased from 34.3% in the three months ended November 30, 2016, to 19.1% in the three months ended November 30, 2017, which is a consequence of the workers’ compensation issue related to fiscal year ended August 30, 2016, as explained in the cost of revenues section above, and the additional $0.6 million in workers’ compensation insurance expense attributable to the two clients highlighted above. We anticipate gross profit to increase in the near future from the current level, as a result of positive initiatives that have been implemented in the workers’ compensation program and economies of scale.

Total Operating Expenses. Total operating expenses for the three months ended November 30, 2017, have increased by $3.0 million or 191.6% to $4.6 million, compared to $1.6 million for the three months ended November 30, 2016.

The increase of $3 million in operating expenses is primarily attributed to the development costs for the Company’s new technology platform from $0 in the three months ended November 30, 2016, to $1.9 million in the three months ended November 30, 2017.

This software is an important component of our overall Ecosystem and is fundamental to our strategy to establish the first ecosystem that links businesses to a large number of part-time workers and the ever-growing number of shift workers in the new Gig Economy.

Selling, General & Administrative expenses for the three months ended November 30, 2017, increased by $471k to $943k, compared to $472k for the three months ended November 30, 2016. The increase of $471k is primarily attributed to the $168k increase in commissions, which is a direct consequence of the increase in gross billings and secondarily to a $147k increase in investor relations expenses resulting from being a listed company.

Professional fees for the three months ended November 30, 2017, increased by $322k or 190.3% to $492k, compared to $170k for the three months ended November 30, 2016. This increase results from additional audit fees to our year-end audit, consulting fees and other fees incurred following our IPO. We anticipate professional fees and other general & administrative expenses to remain consistent for the remainder of the fiscal year as most of the expenses are fixed in nature.

Net loss/Income. As a result of the explanations described above, the net loss for the three months ended November 30, 2017, was $3.3 million, compared to a net profit of $0.4 million for the three months ended November 30, 2016.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of November 30, 2017, the Company has accumulated losses since inception of approximately $12.7 million. The Company has a history of negative cash flows from operations.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on June 29, 2017, raising a gross amount of $12 million ($10.9 million net of costs).

As of November 30, 2017, the Company had cash and cash equivalents of $2.8 million and working capital of $2.0 million. During the three months ended November 30, 2017, the Company has used approximately $3.0 million in cash from operation, of which $2.2 million was attributed to the mobile application development costs ($1.9 million) and workers’ compensation deposit ($0.3 million). Exclusive of the development costs, which if needed, can be deferred and/or suspended with proper notification until funding is available, the Company is currently using $0.8 million each quarter from its operations or less than $0.3 million per month.

As a consequence of changing certain providers and achieving some economies of scale, the Company has realized a significant reduction to its workers’ compensation expense. In addition, the Company has experienced significant growth in the number of worksite employees and clients in the months following its fiscal quarter end. Since November 30, 2017, the Company has added, through executed service agreements, approximately 16 clients, servicing 2,100 worksite employees with approximately $130 million in additional gross billings per year.

We also anticipate that, as a result of the significant growth in activity that we have experienced so far in the second quarter and the savings realized in connection with our workers’ compensation program, cash used in operations will be reduced from its current level of less than $0.3 million per month.

We believe that our current cash position, along with our revenue growth will be sufficient to fund our operations for at least a year from the date these financials are available, assuming the Company postpones the funding of further development of its technology platform, which the Company has the right to do and without scaling back any of its operations.

Additional funding sources could include issuance of equity or other sources. If the Company is unable to raise sufficient additional funds or generate positive cash flow when required, it will have to develop and implement a plan which may include but may not be limited to such measures as extending payables, reducing overhead, stopping the development of our mobile application and/or delaying the remittance of taxes.

There can be no assurance that such a plan will be successful. We have considerable discretion over the extent of expenditures and have the ability to curtail the related cash flows as needed. We believe that all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Credit Facilities

We have been offered but have not accepted any credit facilities or other access to bank credit.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on a as needed basis.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2017, based on the 2013 framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls throughout our fiscal year ending 2018 as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of November 30, 2017, our management concluded that our internal controls over financial reporting were not effective as of November 30, 2017.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Lack of Adequate Finance and Accounting Personnel – Our current accounting staff is relatively small, and we do not have the required infrastructure to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. Since our last fiscal year, the Company has committed to a plan to develop our staff to meet the needs of our growing business, including the development of training on financial reporting and has designed mitigating controls to address the risks resulting from the lack of segregation of duties. We are currently drafting written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements, along with retaining appropriate accounting personnel.

2. Lack of Audit Function Oversight – As of August 31, 2017, we had only one member of the audit committee, and, although the number of audit committee members and number of independent directors we had at such time complied with applicable rules, we did not have a majority of independent directors on the Company’s Board of Directors. This limited our ability to oversee the audit function. On September 28, 2017, following the close of the 2017 fiscal year, we added two additional independent directors to our Board of Directors and to our audit committee such that as of that date we have had an audit committee consisting of three independent directors and a majority of independent directors on our Board of Directors. For the three months ended November 30, 2017, we believe that this material weakness has been fully remediated.

3. Account Reconciliations – We lacked sufficient resources with expertise to perform timely and effective account reconciliations. Since our last fiscal year, we have implemented controls and procedures to ensure that accounts are now timely reconciled. With the added procedures and resources, we anticipate remediating this weakness in the second quarter.

4. Lack of Adequate Controls over the Bank Cash Reconciliation Process – We were not able to appropriately reconcile our bank accounts to identify and record cash transactions in a timely fashion. This resulted in material adjustments to cash as well as unlocated differences in cash balances that were recorded to miscellaneous expense. With the added procedures and resources, we anticipate remediating this weakness in the second quarter.

5. Outstanding Share Reconciliation – Unauthorized shares were issued that were not formally authorized or documented by management and the Board of Directors. Upon discovery of the unauthorized shares issuances, such shares were subsequently cancelled. During the quarter ended November 30, 2017, the Company has implemented controls to ensure that all shares issued are properly approved by the Board of Directors.

Change in Internal Control Over Financial Reporting

Other than the changes to our internal controls over financial reporting discussed above, there were no changes that have occurred during the three months ended November 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

None.

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding securities sold or issues by us during the three months ended November 30, 2017, that were not registered under the Securities Act of 1933, as amended (Securities Act”). Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission or SEC, under which exemption from registration was claimed.

Exercise of warrants

For the three months ended November 30, 2017, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 25,000 shares of our common stock at an exercise price of $2.00 per share in the amount of $50,000.

Stock options and other equity awards

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 920,000 options and 152,632 shares have been designated by the Board of Directors for issuance through the date of filing of this Quarterly Report, provided, however, that approximately 205,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised, and we do not anticipate any person who has been awarded options under the plan to have vested ownership of shares underlying the options until March 2018.

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

We believed that Section 4(a)(2) of the Securities Act of 1933 was available for all issuances above because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends were and will be placed on all certificates issued as described above.

•	The distribution did not involve general solicitation or advertising.

•	The sales of shares underlying the options were made only to existing investors who acquired securities under prior private offerings

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

______________

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

ShiftPixy, Inc., a Wyoming corporation

DATE: January 22, 2018	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive &	January 22, 2018
Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

______________

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

