Form 10-Q
period 2018-02-28
ShiftPixy, Inc.
filed 2018-04-16
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, “accelerated filer", “non-accelerated filer”, "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 28,800,676 shares as of April 10, 2018.

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

Our Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	February 28, 2018	August 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$904,421	$5,896,705
Accounts receivable	191,910	428,790
Prepaid expenses	2,780,159	2,687,188
Other current assets	33,279	15,916
Total Current Assets	3,909,769	9,028,599

Fixed assets, net	1,061,901	288,065
Deposits and other assets	158,415	126,480

Total Assets	$5,130,085	$9,443,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,359,927	$1,160,474
Payroll related liabilities	3,329,263	2,388,454
Other current liabilities	688,311	278,982
Total Current Liabilities	5,377,501	3,827,910

Commitments and Contingencies

Stockholders'(Deficit)Equity
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 28,800,676 and 28,762,424 shares issued and outstanding, respectively	2,881	2,877
Additional paid-in capital	15,210,030	15,012,584
Accumulated deficit	(15,460,327)	(9,400,227)
Total Stockholders'(Deficit) Equity	(247,416)	5,615,234
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,130,085	$9,443,144

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2018	2017	2018	2017
		(Restated)		(Restated)
Revenues (gross billings of $48.6m and $30.8 m less worksite employee payroll cost of $40.8m and $25.3m, respectively for the three months ended; gross billings of $88.8m and $65.8m less worksite employee payroll cost of $74.4m and $54.8m, respectively for six months ended)	$7,886,459	$5,408,743	$14,398,378	$11,090,419
Cost of Revenues	7,007,315	4,302,972	12,273,718	8,033,525
Gross Profit	879,144	1,105,771	2,124,660	3,056,894
Operating Expenses
Payroll	1,372,403	906,484	2,623,188	1,837,475
Commissions	338,434	201,282	610,065	304,583
Professional fees	508,787	282,966	1,001,242	452,593
Product development	486,354	-	2,386,354	-
General and administrative	892,049	675,391	1,563,911	1,044,496
Total Operating Expenses	3,598,027	2,066,123	8,184,760	3,639,147
Net Loss	$(2,718,883)	$(960,352)	$(6,060,100)	$(582,253)

Net Loss per common share available to Common Shareholders:
Basic and Diluted	$(0.09)	$(0.04)	$(0.21)	$(0.02)
Weighted Average Number of Common Shares Used in Per Share Computations:
Basic and Diluted	28,800,630	26,227,935	28,792,333	26,220,789

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	February 28, 2018	February 28, 2017
		(Restated)
OPERATING ACTIVITIES
Net Loss	$(6,060,100)	$(582,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,644	32,673
Stock issued for services	50,354	-
Stock based compensation	97,096	-
Changes in Operating Assets and Liabilities
Accounts receivable	236,880	(66,799)
Prepaid expenses	(92,971)	(656,857)
Other current assets	(17,363)	(10,529)
Deposits and other assets	(31,935)	(27,927)
Accounts payable	199,453	(388,641)
Payroll related liabilities	940,809	435,251
Other current liabilities	409,329	446,266
Net cash used in operating activities	(4,192,804)	(818,816)

INVESTING ACTIVITIES
Purchase of fixed assets	(849,480)	(4,661)
Net cash used in investing activities	(849,480)	(4,661)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	50,000	-
Proceeds from sale of common stock	-	527,000
Net cash provided by financing activities	50,000	527,000
Net decrease in cash and cash equivalents	(4,992,284)	(296,477)

Cash and cash equivalents at Beginning of Period	5,896,705	868,532
Cash and cash equivalents at End of Period	$904,421	$572,055

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

February 28, 2018

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated in the State of Wyoming on June 3, 2015. The Company is a specialized staffing and human capital management service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant, hospitality and maintenance service trades. The Company’s initial focus is on the restaurant industry in Southern California.

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., is incorporated in the State of Wyoming. SHCM functions substantially as a professional employer organization (“PEO”) and provides comprehensive human resources solutions under our co-employment model. SHCM assumes certain of the responsibilities of being an employer and helps its clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. SHCM also functions as an-administrative-services only ("ASO") provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of worker’s compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom the Company is providing these services recognize the value of the services provided by the parent Company.

The Company is currently operating in one reportable segment.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended February 28, 2018, are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

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

The following table sets forth our gross profit for the three and six months ended February 28, 2017, as follows:

•	On an as reported basis and on an as restated basis; and

•

The restatement for the three and six months ended February 28, 2017, was for the following: (i) the Social Security Act requires a reduction in the Federal Unemployment Tax (“FUTA”) tax credit when a state has outstanding federal loans on January 1st of two consecutive years. The reduction in the FUTA tax credit is 0.3% for the first year and an additional 0.3% (or more) for each succeeding year until the loan is repaid. The state of California faced a potential FUTA credit reduction because there was an outstanding loan balance as of January 1 in each of the years of 2011 through 2017. As a result, and because a loan balance continued as of November 10, 2017, California had a 2.1% credit reduction for 2017, for a total FUTA rate of 2.7%. The state notified the Company of such credit reduction in November 2017 while the Company was reporting its fiscal year-end 2017 financial statements in Form 10-K. The Company recorded in the month of August 2017 all credit reductions from January 2017 to August 2017, hence negatively impacting the Company’s fourth fiscal quarter of FYE 2017. Had the accrual basis of accounting been applied in the three months ended February 28, 2017, employer-side taxes would have been $2,677,641 as opposed to $2,345,233. Had the accrual basis of accounting been applied in the six months ended February 28, 2017, employer-side taxes would have been $5,290,974 as opposed to the reported level of $4,813,566 and (ii) the workers’ compensation insurance premiums were recognized on a cash basis in the three and six months ended February 28, 2017, compared to an accrual basis in the three and six months ended February 28, 2018. Had the accrual basis of accounting been applied in the three months ended February 28, 2017, workers’ compensation expense would have been $1,451,438 as opposed to the reported level of $1,423,188. Had the accrual basis of accounting been applied in the six months ended February 28, 2017, workers’ compensation expense would have been $2,435,580 as opposed to the reported level of $2,091,110.

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	As Reported	Restated	As Reported	Restated
Cost of Revenues	$3,942,314	$4,302,972	$7,211,646	$8,033,525
Gross Profit	1,466,429	1,105,771	3,878,773	3,056,894
Net Income (Loss)	599,694	(960,352)	239,624	(582,253)
Earnings/(loss) per share (Basic and Diluted)	$0.02	$(0.04)	$0.01	$(0.02)

Principles of Consolidation

The Company and its wholly-owned subsidiary have been consolidated in the accompanying unaudited condensed consolidated financial statements. All intercompany balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies,
•	Useful lives of property and equipment,
•	Assumptions made in valuing equity instruments issued for service, and
•	Deferred income taxes and related valuation allowance.

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash with a commercial bank and from time to time exceed the federally insured limits. The deposits are made with a reputable financial institution, and the Company had not experienced losses from these deposits. The Company did not have any cash equivalents at February 28, 2018, and August 31, 2017. None of the Company’s clients represents more than 10% of our annualized revenues for fiscal years 2018 or 2017.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Equipment 5 years

Furnitures & Fixtures: 5 – 7 years

Leasehold Improvement: 5 years

Software Development cost: 5 years

Upon retirement or disposition of an asset, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Impairment and Disposal of long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell. There were no impairments recognized for the periods ended February 28, 2018 and 2017.

Workers’ compensation

A portion of the Company’s workers’ compensation risk is covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company funded an initial deposit of $2.3 million, which is included in prepaid expenses on the condensed consolidated balance sheet. As of February 28, 2018, the Company has not been notified of any adverse loss ratio as compared to the standard premium.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $68,087 and $180,250 for the three and six months ended February 28, 2018, respectively compared to $4,067 and $30,249 for the three and six months ended February 28, 2017, respectively.

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the three Month Ended February 28, 2018	For the three Month Ended February 28, 2017

Options	820,000	-
Warrants	2,570,413	2,160,725
Total potentially dilutive shares	3,390,413	2,160,725

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense. Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur, as such, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of this standard is to clarify the implementation of guidance on principal versus agent considerations related to ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarity related to ASU 2014-09 regarding identifying performance obligations and licensing implementation. The standard has the same effective date as ASU 2014-09 described above.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The purpose of this standard is to clarify certain narrow aspects of ASU 2014-09, such as assessing the collectability criterion, presentation of sales taxes, and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above.

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers . The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

The Company is currently developing an adoption plan of how it currently recognizes revenue compared to the accounting treatment required under the new guidance. This plan includes a review of client contracts and revenue transactions to determine the impact of the accounting treatment under the new guidance, evaluation of the adoption method and completing a rollout plan for the new guidance. Additionally, the Company is in the process of assessing the impact of the new standard on its disclosures and internal controls.

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

In the first quarter of 2018, the Company adopted ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statement. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. For the six months ended February 28, 2018, the impact of adopting this new guidance was immaterial.

In the first quarter of 2018, the Company adopted ASU 2017-09 clarifying when changes to the terms and conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU is effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. For the six months ended February 28, 2018, the impact of adopting this new guidance was immaterial.

Note 3: Going Concern

As of February 28, 2018, the Company had cash and cash equivalents of $0.9 million and a working capital deficiency of $1.5 million. During the six months ended February 28, 2018, the Company used approximately $4.2 million of cash in its operations, of which $3.2 million was attributed to the mobile application development costs and $0.3 million was attributed to the workers’ compensation deposit. The Company has incurred recurring losses resulting in an accumulated deficit of $15.5 million as of February 28, 2018. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on June 29, 2017, raising a gross amount of $12 million ($10.9 million net of costs).

Exclusive of the development costs, the Company is currently using $0.3 million each quarter from its operations or less than $0.1 million per month. As a consequence of changing certain providers and achieving some economies of scale, the Company has already realized a significant reduction to its workers’ compensation expense, which has factored into its reduced cash burn. In addition, the Company continues to experience significant growth in the number of worksite employees. Subsequent to February 28, 2018, the Company has added through executed service agreements, approximately 6 clients, servicing 1,300 worksite employees with approximately $93 million in additional gross billings per year, representing an increase of approximately $1.7 million in gross profit. Our gross billings for the month of March grew 21% sequentially over the month of February.

The key features of the Company’s mobile application have been fully developed, one of the key feature has been released and two other key features are now ready to be released at no additional costs, except for the post implementation expenditures. The deployment of these features, expected in the second calendar quarter of 2018, would further accelerate growth as the Company’s clients would be able to remediate their turnover issues.

The Company’s plans and expectations for the next 12 months include raising capital to help fund expansion of its operations, including product development. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction

We believe that our current cash position, along with our revenue growth and the financing from potential institutional investors will be sufficient to fund our operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated condensed financial statements do not include any adjustments from this uncertainty.

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

Common Stock and Warrants

During the six months ended February 28, 2018, the Company issued 25,000 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $50,000.

On March 16, 2017, the Company granted 50,000 common shares, through the ShiftPixy, Inc., 2017 Stock Option /Stock Issuance Plan (the “Plan”) to Kenneth W. Weaver, of which 25,000 common shares were committed at an assumed fair market value of $3.80 per share, and deemed to have been purchased and vested on December 5, 2017 as a consequence of Mr. Weaver’s continued service as director through that date. During the six months ended February 28, 2018, the Company recognized 13,252 shares of common stock for services that vested during the six months ended February 28, 2018, at a fair value of $50,354. There was no common stock issued for services during the three and six months ended February 28, 2017.

On September 28, 2017, the Company granted each 26,316 common shares, through the ShiftPixy, Inc., Plan to each of our two other independent directors, Whitney White and Sean Higgins at a fair value of $2.95 per share, of which 50% will vest on the date marking the six months anniversary and the remaining 50% of the shares vesting on the first anniversary of service under the executed agreement. For the six months ended February 28, 2018, the Company recognized $97,095 of compensation expense in our statement of operation.

During the three and six months ended February 28, 2017, the Company sold 131,750 shares of common stock for $527,000 in cash. Each share includes one warrant to purchase a share of common stock at an exercise price of $4 per share expiring on March 1, 2019.

The following tables summarize our warrants outstanding as of February 28, 2018:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2017,	2,595,413	1.0	$2.99
Issued	-	-	-
(Exercised)	(25,000)	-	$2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, February 28, 2018,	2,570,413	1.0	$3.00

Warrants exercisable, February 28, 2018,	2,570,413	1.0	$3.00

The following table summarizes information about warrants outstanding as of February 28, 2018:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	931,300	1.0
$3.00	1,003,800	1.0
$4.00	535,313	1.0
$6.90	100,000	1.0
	2,570,413	1.0

Note 5: Stock based Compensation

The Company granted options to purchase an aggregate total of 155,000 shares of Common Stock during the six months ended February 28, 2018. The Company recognized $97,096 of compensation expense in the six months ended February 28, 2018. The weighted average remaining contract life of the options is 9.22 years. The aggregate intrinsic value of the options outstanding as of February 28, 2018, is $0.

Stock option activity during the six months ended February 28, 2018, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2017	790,000	$4.44
Exercised	-	$-
Granted	155,000	2.85
Forfeited	(125,000)	$4.00
Expired	-
Options outstanding at February 28, 2018	820,000	$4.38
Options Exercisable at February 28, 2018	-	-

Note 6: Related Parties

Our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $350,000 in professional fees for management consulting services in the three and six months ended February 28, 2018, respectively compared to $120,000 in the three and six months ended February 28, 2017.

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

On December 22, 2017, the President signed into legislation the Tax Cuts and Jobs Act (the Act), The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes” (Topic 740), requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 28, 2018, the Company valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. The Company has had losses and has a full valuation allowance on its deferred tax assets.

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

Note 9: Subsequent Events

The Company has analyzed its transactions subsequent to February 28, 2018, through the date these financial statements were issued for consideration of any material subsequent events to disclose in these financial statements. Management has determined that no subsequent events exist through the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

Overview

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

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market. ShiftPixy recently opened offices in New York City, Austin, Texas, and the Orlando area from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Chicago, Las Vegas and Atlanta.

These markets collectively account for or allow us to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.)

ShiftPixy and its subsidiary collectively serve, as of February 28, 2018, an aggregate of approximately 160 clients with an aggregate of approximately 6,798 employees, including 5,113 employees of ShiftPixy and ShiftableHR that we provide to our clients and 1,685 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending February 28, 2018.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015. We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of February 28, 2018, ShiftableHR had 110 clients with 4,239 worksite employees, including 1,685 employees for whom we provide only payroll administration services.

Significant Developments in 2018

New Sales Offices

ShiftPixy recently opened offices in New York City, Austin, Texas, and the Orlando area from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Chicago, Las Vegas and Atlanta.

Software Development

The heart of ShiftPixy’s employment service solutions is a technology platform, including a mobile app, through which ShiftPixy employees (and in the future, shift workers not currently in our Ecosystem) will be enabled to find available shift work at ShiftPixy client locations, solving a problem of finding available shift work for both the shifters looking for additional shift work and business clients looking to fill open shifts.

The mobile app is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are using the onboarding feature of our software, which enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. Our new employees no longer have to fill out the burdensome pile of required new employee paperwork. By leveraging artificial intelligence capabilities, new hires are guided by a conversation with a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way.

Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the app as well. We use the app to gather even I-9 required documentation.

Our next phase of development, planned to be completed in the beginning of our second calendar quarter of 2018, is the implementation of the scheduling component of our software, which is being designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We again plan to leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We plan to engage certain of our clients to begin using this functionality before the end of the second calendar quarter of 2018.

The next succeeding phase of development, also planned to be completed in the second calendar quarter of 2018, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform during the second calendar quarter of 2018; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we expect to begin to occur at the end of the second calendar quarter of 2018. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

We also plan to begin using the “delivery features” of our mobile platform during the second calendar quarter of 2018. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform will be driver onboarding, which we plan to use by the second calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro metering” of essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

Another key element of our software development involves using ShiftPixy’s blockchain ledger to process and record our critical P2P (“Peer-to-Peer”) connections. While not necessarily a new development, we note that we use blockchain technology in an effort to keep our data secure. Any data considered to be a human capital validation point or part of the hiring and onboarding process is being utilized and recorded in ShiftPixy’s blockchain ledger. The employee I-9 verification process, for example—one of the most stringent, rigorous, and penalty-laden compliance procedures is positively impacted by blockchain utilization of biometric authentication and automatic verification of I-9 data, removing human error in the process of screening for fraudulent information. Verification of that data on the blockchain allows both employers and auditing agencies to confidently validate additional criteria such as employment dates, and a candidate’s background (i.e. education, references, certifications, etc.), and share the verification status directly on multiple distributed sources within the blockchain, further underscoring the trust and accuracy of a candidate’s information and corporate compliance.

Future implementation of blockchain technology within ShiftPixy’s technological ecosystem is anticipated to include the extended applications for payroll and real-time payments, and utilizing smart contracts for employment contracts, which facilitate the performance of credible, trackable, and irreversible transactions without third parties. For purposes of clarification, we note that ShiftPixy has never, does not now and will never use its blockchain technology in any form of cryptocurrency or cryptocurrency related application

Performance Highlights

Q2 FYE 2018 vs. Q2 FYE 2017

•	Served approximately 160 clients and co-employed average 6,546 worksite employees, a 67.2% increase in average worksite employees compared to the same period in 2017, and

•	Processed approximately $48.6 million in gross billings, an increase of 58.1% over the same period in 2017.

Our financial performance for the second quarter ended February 28, 2018, compared to the same quarterly period ended February 28, 2017, included:

Revenues increased 45.8% to $7.9 million due to increased number of worksite employee the Company is currently servicing.

Cost of Revenue increased 62.8% to $7.0 million due to increased number of worksite employees, incremental workers compensation from engaging with two clients in the janitorial space and an increase in our state unemployment tax rate.

Operating expenses increased 74.1% to $3.6 million due to an increase in the number of corporate employees, commissions payments related to our increased billings and additional general and administrative expenses resulting from being a public company.

Net Loss increased to -$2.7 million or -$0.09 per diluted share, from -$1.0 million or -$0.04 per diluted share.

YTD 2018 – YTD 2017

•	Served approximately 160 clients and co-employed an average of 6,008 worksite employees, a 35.5% increase in average worksite employees compared to the same YTD period in 2017, and

•	Processed approximately $88.8 million in gross billings, an increase of 35% over the same YTD period in 2017, and

•	Decreased cash and cash equivalents by approximately $5 million or 84.7% to $0.9 million from the end of our last fiscal year.

Our Financial performance for the first six months of 2018, compared to the same period in 2017, included:

Revenues increased by 29.8% to $14.4 million, attributable primarily to the increased number of our worksite employees.

Cost of Revenue increased by $4.2 million to $12.3 million due to increased number of worksite employees, incremental workers compensation from engaging with two clients in the janitorial space and an increase in our state unemployment tax rate

Operating Expense increased 124.9% to $8.2 million. Such increase is a directly attributed to the expenditures incurred for the development of our mobile platform and expenditures directly related from being a public company.

Net Loss increased to $6.1 million or -$0.21 per diluted share from $0.6 million or -$0.02 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended February 28, 2018, and February 28, 2017 (Unaudited).

	For the Three Months Ended
	February 28, 2018	February 28, 2017
		(Restated)

Revenues (gross billings of $48.6 million and $30.8 million less worksite employee payroll cost of $40.8 million and $25.3 million, respectively)	$7,886,459	$5,408,743
Cost of revenue	7,007,315	4,302,972
Gross profit	879,144	1,105,771
Operating expenses	3,598,027	2,066,123
Net Loss	$(2,718,883)	$(960,352)

Net Loss available to common shareholders per common share:
Basic and Diluted	$(0.09)	$(0.04)

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic and Diluted	28,800,630	26,227,935

Revenues for the three months ended February 28, 2018, increased by $2.5 million or 45.8% to $7.9 million, compared to $5.4 million for the three months ended February 28, 2017. Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue.

Gross billings for the three months ended February 28, 2018, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended February 28, 2018, increased by $17.9 million or 58.1% to $48.7 million, compared to $30.8 million for the three months ended February 28, 2017.

Gross billings’ increase was primarily due to the increase in the average worksite employees by 2,630 to 6,546 employees, compared to an average of 3,916 employees for the three months ended February 28, 2017. This was offset by an increase during the three months ended February 28, 2018 in the number of clients, which are not covered under ShiftableHR workers’ compensation insurance program, compared to the three months ended February 28, 2017. This translated in a significant reduction in workers compensation amount billed as a percentage of our worksite employees’ payroll cost.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the three months ended February 28, 2018, increased by $2.8 million or 62.8% to $7.1 million, compared to $4.3 million for the three months ended February 28, 2017.

Approximately $2.5 million is attributed to the additional worksite employees the Company is servicing, which increased by 2,630 from an average 3,916 employees in the three months ended February 28, 2017, to an average of 6,546 employees in the three months ended February 28, 2018.

Approximately $0.3 million of the increase is attributed to the increase in our state unemployment (SUTA) tax rate for calendar year 2018.

Gross Profit for the three months ended February 28, 2018, decreased by $0.2 million or 20.5% to $0.9 million, compared to $1.1 million in the three months ended February 28, 2017. The gross profit, as a percentage of revenues, decreased from 20.4% for the three months ended February 28, 2017, to 11.1% for the three months ended February 28, 2018, which is a direct consequence of the increase in our state unemployment tax rate. While the gross amount of fees that we charge to many of our clients remain static over the course of the year, because those fees include, as a billable component, unemployment tax, the related expense of which declines as wage limits are attained, our gross profit begins to increase over the course of the year as the wage limits applicable to employees providing services to such clients are attained such that the expense related to these employees, which we record on our financial statements, is reduced.

We also anticipate gross profit to increase in the near future from the current level, as a result of positive initiatives that have been implemented in the workers’ compensation program and economies of scale.

Total Operating Expenses for the three months ended February 28, 2018, have increased by $1.5 million or 74.1% to $3.6 million compared to $2.1 million for the three months ended February 28, 2017.

The increase of $1.5 million in operating expenses is primarily attributed to the development costs for the Company’s new technology platform from $0 in the three months ended February 28, 2017, to $0.5 million in the three months ended February 28, 2018.

Our payroll costs for the three months ended February 28, 2018, increased by $0.4 million to $1.3 million compared to $0.9 million for the three months ended February 28, 2017. Approximately $0.2 million of the increase is attributed to the increase in our corporate payroll employees from an average of 35 for the three months ended February 28, 2017, to 41 employees for the three months ended February 28, 2018. Approximately $0.2 million of the increase is attributed to the stock-based compensation expense resulting from our 2017 Stock Options/ Stock Issuance Plan, personal time off expense incurred in the three months ended February 28, 2018, compared to $0 in the three months ended February 28, 2017 and approximately $50k bonus payout in the three months ended February 28, 2018.

Selling, General & Administrative expenses for the three months ended February 28, 2018, increased by $0.3 million to $1.2 million, compared to $0.9 million for the three months ended February 28, 2017. The increase of $0.3 million is primarily attributed to the $0.1 million increase in commissions, which is a direct consequence of the increase in gross billings and secondarily to a $0.1 million increase in investor relations expenses resulting from being a public company and $0.2 million related to penalties for late remittance of payroll taxes.

Professional fees for the three months ended February 28, 2018, increased by $226k or 79.8% to $0.5 million, compared to $0.3 million for the three months ended February 28, 2017. This increase results from additional audit fees to our year-end audit, consulting fees, other fees incurred following our IPO and fees paid to our Directors. We anticipate professional fees and other general & administrative expenses to remain consistent for the remainder of the fiscal year as most of the expenses are fixed in nature.

Net loss/Income. As a result of the explanations described above, the net loss for the three months ended February 28, 2018, was $2.7 million, compared to a net loss of $1.0 million for the three months ended February 28, 2017.

The following table summarizes the condensed consolidated results of our operations for the six months ended February 28, 2018, and February 28, 2017 (Unaudited).

	For the Six Months Ended
	February 28, 2018	February 28, 2017
		(Restated)

Revenues (gross billings of $88.8 million and $65.8 million less worksite employee payroll cost of $74.4 million and $54.7 million, respectively)	$14,398,378	$11,090,419
Cost of revenue	12,273,718	8,033,525
Gross profit	2,124,660	3,056,894
Operating expenses	8,184,760	3,639,147
Net Loss	$(6,060,100)	$(582,253)

Net Loss available to common shareholders per common share:
Basic and Diluted	$(0.21)	$(0.02)

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic and Diluted	28,792,333	26,220,789

Revenues for the six months ending February 28, 2018, were earned from billings to clients to whom we provide staff and workforce management support (PEO and ASO). Our revenues, which represent gross billings net of worksite employee payroll cost, increased by 29.8% to $14.4 million in the six months ended February 28, 2018, compared to $11.1 million in the six months ended February 28, 2017. Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue.

Gross Billings for the six months ended February 28, 2018, increased by $23.0 million or 35% to $88.8 million, compared to $65.8 million for the six months ended February 28, 2017. Gross billings’ increase was primarily due to the increase in the worksite employees by 1,575 to an average of 6,008 employees for the six months ended February 28, 2018, compared to an average of 4,433 employees for the six months ended February 28, 2017.

Cost of Revenues. Our cost of revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the six months ended February 28, 2018, increased by $4.3 million or 52.8% to $12.3 million, compared to $8.0 million in the six months ended February 28, 2017.

Approximately $2.9 million of the increase is attributable to the additional worksite employees the Company is servicing, which increased from an average of 4,433 employees in the six months ended February 28, 2017, to 6,008 employees in the six months ended February 28, 2018.

Approximately $0.3 million of the increase is attributable to the increase in our state unemployment (SUTA) tax rate for calendar year 2018.

Approximately $0.3 million of the increase is attributable to workers’ compensation premium, which, as previously disclosed, was over expensed in the fiscal year ended August 30, 2016. This resulted in an understatement of our gross profit for the fiscal year ended August 30, 2016. Such difference was not deemed quantitatively and qualitatively material to the August 2017 fiscal year end financial statements.

Approximately $0.8 million of the increase is attributed to the increase in workers’ compensation expense, resulting from engaging with two clients in the janitorial business, serving approximately 200 worksite employees, for which the cost of workers’ compensation insurance is triple the average cost of coverage for employees in the industries in which we otherwise operate. The Company incurred $0.9 million of workers’ compensation insurance expense for these two clients in the six months ended February 28, 2018, compared to $0.1 in the six months ended February 28, 2017.

Gross Profit for the six months ended February 28, 2018, decreased by $0.9 million or 30.5% to $2.1 million, compared to $3.0 million in the six months ended February 28, 2017. The gross profit, as a percentage of revenues, decreased from 27.6% in the six months ended February 28, 2017, to 14.8% in the six months ended February 28, 2018, which is a consequence of the workers’ compensation issue related to fiscal year ended August 30, 2016, as explained in the cost of revenues section above, the additional $0.8 million in workers’ compensation insurance expense attributable to the two clients highlighted above and the increase in the Company’s state unemployment tax rate.

We anticipate gross profit to increase in the near future from the current level, as a result of positive initiatives that have been implemented in the workers’ compensation program, economies of scale and additional profit that will be realized when state unemployment tax limits are attained.

Total Operating Expenses for the six months ended February 28, 2018, have increased by $4.6 million or 124.9% to $8.2 million, compared to $3.7 million for the six months ended February 28, 2017.

The increase in operating expenses is primarily attributed to the development costs incurred for the new technology platform, which increased from $0 in the six months ended February 28, 2017, to $2.4 million in the six months ended February 28, 2018. This software is an important component of our overall Ecosystem and is fundamental to our strategy to establish the first ecosystem that links businesses to a large number of part-time workers and the ever-growing number of shift workers in the new Gig Economy.

Our payroll costs for the six months ended February 28, 2018 increased by $0.8 million to $2.6 million compared to $1.8 million for the six months ended February 28, 2017. Approximately $0.3 million of the increase is attributed to the increase in our corporate payroll employees from an average of 35 for the six months ended February 28, 2017 to 41 employees for the six months ended February 28, 2018. Approximately $0.1 million of the increase is attributed to the stock-based compensation expense resulting from our 2017 Stock Options/ Stock Issuance Plan. Approximately $0.2 million of the increase is attributable to the personal time off expense incurred in the six months ended February 28, 2018, compared to $0 in the six months ended February 28, 2017. Approximately $0.2 million of the increase is attributable to the higher wage mix of employees the Company has compared to the same comparable period in 2017.

Selling, General & Administrative expenses for the six months ended February 28, 2018, increased by $0.9 million to $2.2 million, compared to $1.3 million for the six months ended February 28, 2017. The increase of $0.9 million is primarily attributed to the $0.3 million increase in commissions, which is a direct consequence of the increase in gross billings, a $0.3 million increase in investor relations expenses resulting from being a listed company and finally approximately $0.2 million resulting from various penalties.

Professional fees for the six months ended February 28, 2018, increased by $549k or 121.2% to $1.0 million, compared to $453k for the six months ended February 28, 2017. This increase results from additional audit fees to our year-end audit, consulting fees, other fees incurred following our IPO and fees paid to our directors. We anticipate professional fees and other general & administrative expenses to remain consistent for the remainder of the fiscal year as most of the expenses are fixed in nature.

Net loss/Income. As a result of the explanations described above, the net loss for the six months ended February 28, 2018, was $6.1 million, compared to a net loss of $0.6 million for the six months ended February 28, 2017.

Going Concern

As of February 28, 2018, the Company had cash and cash equivalents of $0.9 million and a working capital deficiency of $1.5 million. During the six months ended February 28, 2018, the Company used approximately $4.2 million of cash in its operations, of which $3.2 million was attributed to the mobile application development costs and $0.3 million was attributed to the workers’ compensation deposit. The Company has incurred recurring losses resulting in an accumulated deficit of $15.5 million as of February 28, 2018. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on June 29, 2017, raising a gross amount of $12 million ($10.9 million net of costs).

Exclusive of the development costs, the Company is currently using $0.3 million each quarter from its operations or less than $0.1 million per month. As a consequence of changing certain providers and achieving some economies of scale, the Company has already realized a significant reduction to its workers’ compensation expense, which has factored into its reduced cash burn. In addition, the Company continues to experience significant growth in the number of worksite employees. Subsequent to February 28, 2018, the Company has added through executed service agreements, approximately 6 clients, servicing 1,300 worksite employees with approximately $93 million in additional gross billings per year, representing an increase of approximately $1.7 million in gross profit. Our gross billings for the month of March grew 21% sequentially over the month of February.

The key features of the Company’s mobile application have been fully developed, one of the key feature has been released and two other key features are now ready to be released at no additional costs, except for the post implementation expenditures. The deployment of these features, expected in the second calendar quarter of 2018, would further accelerate growth as the Company’s clients would be able to remediate their turnover issues.

The Company’s plans and expectations for the next 12 months include raising capital to help fund expansion of its operations, including product development. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction

We believe that our current cash position, along with our revenue growth and the financing from potential institutional investors will be sufficient to fund our operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated condensed financial statements do not include any adjustments from this uncertainty.

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP measures that we use to manage our business, make planning decisions and allocate resources. These key financial measures provide an additional view of our operational performance over the long term and provide useful information that we use to maintain and grow our business. The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures presented in accordance with GAAP.

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Gross Billings	$48,636,443	$30,758,439	$88,813,216	$65,795,641
Less: Adjustment to gross billings	40,749,984	25,329,696	74,414,838	54,705,222
Revenues	$7,886,459	$5,408,743	$14,398,378	$11,090,419

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at February 28, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at February 28, 2018, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of February 28, 2018 of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2017 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation as of February 28, 2018, our management concluded that our internal controls over financial reporting were not effective as of February 28, 2018 but have been improved since our prior evaluation as of August 31, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at February 28, 2018 relate to the following:

1. Lack of Adequate Finance and Accounting Personnel – Our current accounting staff is relatively small, and we do not have the required infrastructure to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. Since its last fiscal year, the Company has committed to a plan to develop its Accounting and Finance staff to meet the needs of its growing business, including but not limited to the hiring of a new Chief Financial Officer and Controller, the development of training on fraud and accounting topics and has designed controls to mitigate the risks resulting from the lack of segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

2. Lack of Audit Function Oversight – As of August 31, 2017, we had only one member of the audit committee, and, although the number of audit committee members and number of independent directors we had at such time complied with applicable rules, we did not have a majority of independent directors on the Company's Board of Directors. This limited our ability to oversee the audit function. On September 28, 2017, following the close of the 2017 fiscal year, we added two additional independent directors to our Board of Directors and to our audit committee such that as of that date we have had an audit committee consisting of three independent directors and a majority of independent directors on our Board of Directors. As of February 28, 2018, we believe that this material weakness has been fully remediated.

3. Account Reconciliations – We lacked sufficient resources with expertise to perform timely and effective account reconciliations. Since our last fiscal year, we have implemented controls and procedures to ensure that accounts are now timely reconciled. As of February 28, 2018, we believe this material weakness has been fully remediated.

4. Lack of Adequate Controls over the Bank Cash Reconciliation Process – We were not able to appropriately reconcile our bank accounts to identify and record cash transactions in a timely fashion. This resulted in material adjustments to cash as well as unlocated differences in cash balances that were recorded to miscellaneous expense. With the added procedures and resources, the Company fully remediated this weakness as of February 28, 2018.

5. Outstanding Share Reconciliation – Unauthorized shares were issued that were not formally authorized or documented by management and the Board of Directors. Upon discovery of the unauthorized shares issuances, such shares were subsequently cancelled. During the six months ended February 28, 2018, the Company has implemented controls to ensure that all shares issued are properly approved by the Board of Directors.

Changes in Internal Control Over Financial Reporting

Other than the changes to our internal controls over financial reporting discussed above, there were no changes that have occurred during the three months ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

None.

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding securities sold or issued by us during the six months ended February 28, 2018, that were not registered under the Securities Act of 1933, as amended (Securities Act”). Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission or SEC, under which exemption from registration was claimed.

Sales of Unregistered Securities

Exercise of warrants

For the six months ended February 28, 2018, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 25,000 shares of our common stock at an exercise price of $2.00 per share in the amount of $50,000.

Stock options and other equity awards

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 1,075,000 options and 152,632 shares have been designated by the Board of Directors for issuance through the date of filing of this Quarterly Report, provided, however, that approximately 255,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised, and we do not anticipate any person who has been awarded options under the plan to have vested ownership of shares underlying the options until March 2018.

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to the Consolidated Condensed Financial Statements.**

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

ShiftPixy, Inc., a Wyoming corporation

DATE: April 13, 2018	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	April 13, 2018

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	April 13, 2018

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to the Consolidated Condensed Financial Statements.**

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

