Form 10-Q
period 2018-05-31
ShiftPixy, Inc.
filed 2018-07-16
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

SEC File No. 001-37954

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Venture Suite 150, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

N/A

(Former name, former address and former three months, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 28,826,991 shares as of July 13, 2018.

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

Our Management’s Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	May 31, 2018	August 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,187,386	$5,896,705
Accounts receivable	307,847	428,790
Prepaid expenses	2,205,741	2,687,188
Other current assets	177,712	15,916
Total Current Assets	3,878,686	9,028,599

Fixed assets, net	1,086,282	288,065
Deposits and other assets	137,980	126,480

Total Assets	$5,102,948	$9,443,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$850,225	$1,160,474
Payroll related liabilities	5,374,954	2,388,454
Other current liabilities	795,192	278,982
Total Current Liabilities	7,020,371	3,827,910

Commitments and Contingencies

Stockholders’(Deficit) Equity
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 28,800,675 and 28,762,424 shares issued and outstanding, respectively	2,881	2,877
Additional paid-in capital	15,357,342	15,012,584
Accumulated deficit	(17,277,646)	(9,400,227)
Total Stockholders’(Deficit) Equity	(1,917,423)	5,615,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,102,948	$9,443,144

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2018	2017	2018	2017
		(Restated)		(Restated)
Revenues (gross billings of $60.2m and $27.5 m less worksite employee payroll cost of $50.8m and $22.8m, respectively for the three months ended; gross billings of $149.0m and $93.3m less worksite employee payroll cost of $125.2m and $77.5m, respectively for nine months ended)	$9,375,492	$4,628,361	$23,773,871	$15,718,780
Cost of Revenues	7,825,500	3,993,291	20,099,218	12,026,816
Gross Profit	1,549,992	635,070	3,674,653	3,691,964
Operating Expenses
Payroll	1,382,183	1,082,675	4,005,371	2,920,150
Commissions	463,327	202,279	1,073,392	506,862
Professional fees	416,311	629,322	1,417,554	1,081,915
Product development	-	658,334	2,386,354	658,334
General and administrative	1,105,490	1,015,075	2,669,401	2,059,571
Total Operating Expenses	3,367,311	3,587,685	11,552,072	7,226,832

Net Loss	$(1,817,319)	$(2,952,615)	$(7,877,419)	$(3,534,868)

Net Loss per common share available to Common Shareholders:
Basic and Diluted	$(0.06)	$(0.11)	$(0.27)	$(0.13)
Weighted Average Number of Common Shares Used in Per Share Computations:
Basic and Diluted	28,800,675	26,555,706	28,795,145	26,337,976

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	May 31, 2018	May 31, 2017
		(Restated)
OPERATING ACTIVITIES
Net Loss	$(7,877,419)	$(3,534,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,986	49,021
Stock issued for services	125,354	285,000
Stock based compensation	169,407	43,415
Changes in Operating Assets and Liabilities
Accounts receivable	120,943	(99,557)
Prepaid expenses	481,447	(61,825)
Other current assets	(161,796)	56,012
Deposits and other assets	(11,500)	11,430
Accounts payable	(310,249)	(248,342)
Payroll related liabilities	2,986,500	1,125,579
Other current liabilities	516,210	644,031
Net cash used in operating activities	(3,826,117)	(1,730,104)

INVESTING ACTIVITIES
Purchase of fixed assets	(933,202)	(4,661)
Net cash used in investing activities	(933,202)	(4,661)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	50,000	-
Proceeds from sale of common stock	-	1,377,500
Net cash provided by financing activities	50,000	1,377,500
Net decrease in cash and cash equivalents	(4,709,319)	(357,265)

Cash and cash equivalents at Beginning of Period	5,896,705	868,532
Cash and cash equivalents at End of Period	$1,187,386	$511,267

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

May 31, 2018

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

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., is incorporated in the State of Wyoming. SHCM functions substantially as a professional employer organization (“PEO”) and provides comprehensive human resources solutions under our co-employment model. SHCM assumes certain of the responsibilities of being an employer and helps its clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. SHCM also functions as an-administrative-services only (“ASO”) provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of worker’s compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom the Company is providing these services recognize the value of the services provided by the parent Company.

The Company is currently operating in one reportable segment.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended May 31, 2018, are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

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

The following table sets forth our gross profit for the three and nine months ended May 31, 2017, as follows:

•	On an as reported basis and on an as restated basis; and

•	The restatement for the three and nine months ended May 31, 2017, was for the following: (i) the Social Security Act requires a reduction in the Federal Unemployment Tax (“FUTA”) tax credit when a state has outstanding federal loans on January 1st of two consecutive years. The reduction in the FUTA tax credit is 0.3% for the first year and an additional 0.3% (or more) for each succeeding year until the loan is repaid. The state of California faced a potential FUTA credit reduction because there was an outstanding loan balance as of January 1 in each of the years of 2011 through 2017. As a result, and because a loan balance continued as of November 10, 2017, California had a 2.1% credit reduction for 2017, for a total FUTA rate of 2.7%. The state notified the Company of such credit reduction in November 2017 while the Company was reporting its fiscal year-end 2017 financial statements in Form 10-K. The Company recorded in the month of August 2017 all credit reductions from January 2017 to August 2017, hence negatively impacting the Company’s fourth fiscal quarter of FYE 2017. Had the accrual basis of accounting been applied in the three months ended May 31, 2017, employer-side taxes would have been $2,425,624 as opposed to $2,233,283. Had the accrual basis of accounting been applied in the nine months ended May 31, 2017, employer-side taxes would have been $7,716,598 as opposed to the reported level of $7,046,849 and (ii) the workers’ compensation insurance premiums were recognized on a cash basis in the three and nine months ended May 31, 2017, compared to an accrual basis in the three and nine months ended May 31, 2018. Had the accrual basis of accounting been applied in the three months ended May 31, 2017, workers’ compensation expense would have been $1,545,144 as opposed to the reported level of $1,494,542. Had the accrual basis of accounting been applied in the nine months ended May 31, 2017, workers’ compensation expense would have been $3,980,724 as opposed to the reported level of $3,585,652.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	As Reported	Restated	As Reported	Restated
Cost of Revenues	$3,750,348	$3,993,291	$10,961,994	$12,026,816
Gross Profit	878,013	635,070	4,756,786	3,691,964
Net Income (Loss)	(2,709,672)	(2,952,615)	(2,470,048)	(3,534,868)
EPS (Basic and Diluted)	$(0.10)	$(0.11)	$(0.09)	$(0.13)

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

We account for our PEO revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. Our PEO solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees and (ii) a mark-up computed as a percentage of payroll costs.

The gross billings are invoiced concurrently with each periodic payroll of the Company’s worksite employees. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash with a commercial bank and from time to time exceed the federally insured limits. The deposits are made with a reputable financial institution, and the Company had not experienced losses from these deposits. The Company did not have any cash equivalents at May 31, 2018, and August 31, 2017. None of the Company’s clients represents more than 10% of its annualized revenues for fiscal years 2018 or 2017.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Equipment: 5 years

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

Impairment and Disposal of long-lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell. There were no impairments recognized for the periods ended May 31, 2018, and 2017.

Workers’ compensation

A portion of the Company’s workers’ compensation risk is covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company funded an initial deposit of $2.3 million, which is included in prepaid expenses on the condensed consolidated balance sheet. As of May 31, 2018, the Company has not been notified of any adverse loss ratio as compared to the standard premium.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $181,957 and $362,207 for the three and nine months ended May 31, 2018, respectively and $31,740 and $61,989 for the three and nine months ended May 31, 2017, respectively.

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

	For the three and nine Months Ended May 31, 2018	For the three and nine Months Ended May 31, 2017

Options	1,343,745	755,000
Warrants	2,570,413	2,512,913
Total potentially dilutive shares	3,914,158	3,267,913

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

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after August 31, 2019. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

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

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The purpose of this standard is to clarify certain narrow aspects of ASU 2014-09, such as assessing the collectability criterion, presentation of sales taxes, and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts are transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above.

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

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

In February 2016, the FASB issued new accounting guidance on leases ASU 2016-02, Leases. The new standard requires that a lessee recognize assets and liabilities on the balance sheet for leases with terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact that this standard will have on its consolidated financial statement.

In the first quarter of 2018, the Company adopted ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statement. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. For the nine months ended May 31, 2018, the impact of adopting this new guidance was immaterial.

In the first quarter of 2018, the Company adopted ASU 2017-09 clarifying when changes to the terms and conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU is effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. For the nine months ended May 31, 2018, the impact of adopting this new guidance was immaterial.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for the Company in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements.

Note 3: Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of May 31, 2018, the Company has cash and cash equivalents of $1.2 million and a working capital deficiency of $3.1 million. During the nine months ended May 31, 2018, the Company has used approximately $3.8 million in cash from operation, of which $3.4 million was attributed to the mobile application development costs and $0.3 million was attributed to the workers’ compensation deposit. The Company has incurred recurring losses resulting in an accumulated deficit of $17.3 million as of May 31, 2018. These conditions indicate that there is a substantial doubt about the Company’s ability to continue as a going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations when they become due.

In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs) (See Note 9).

The Company believes that the completion of the recent financing and the net proceeds received therefrom, along with its increased revenue is sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock and Warrants

During the nine months ended May 31, 2018, the Company issued 25,000 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $50,000. During the nine months ended May 31, 2017, the Company issued 344,375 shares of common stock for $1,377,500 in cash. Each share includes one warrant to purchase a share of common stock at an exercise price of $4.0 per share expiring on March 1, 2019.

On September 28, 2017, the Company granted each 26,316 common shares, through the ShiftPixy, Inc., Plan to two of its two independent directors, Whitney White and Sean Higgins at a fair value of $2.95 per share, of which 50% will vest on the date marking the six-month anniversary and the remaining 50% of the shares vesting on the first anniversary of service under the executed agreement. For the nine months ended May 31, 2018, the Company recognized $125,354 of compensation expense in its shareholders’ equity. For the nine months ended May 31, 2017, the Company issued 75,000 shares of common stock for services and recognized $285,000 of compensation expense in our statement of operation.

The following tables summarize our warrants outstanding as of May 31, 2018:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2017,	2,595,413	1.50	$2.99
Issued	-	-	-
(Exercised)	(25,000)	-	$2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, May 31, 2018,	2,570,413	0.75	$3.00

Warrants exercisable, May 31, 2018,	2,570,413	0.75	$3.00

The following table summarizes information about warrants outstanding as of May 31, 2018:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	931,300	0.75
$3.00	1,003,800	0.75
$4.00	535,313	0.75
$6.90	100,000	0.75
	2,570,413	0.75

Note 5: Stock based Compensation

The Company granted options to purchase an aggregate total of 568,745 and 723,745 shares of Common Stock during the three and nine months ended May 31, 2018, respectively. The Company recognized $72,311 and $169,407 of compensation expense in the three and nine months ended May 31, 2018, respectively. The weighted average remaining contract life of the options is 9.42 years. The aggregate intrinsic value of the options outstanding as of May 31, 2018, is $6,287.

Stock option activity during the nine months ended May 31, 2018, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2017	790,000	$4.44
Exercised	-	$-
Granted	723,745	2.61
Forfeited	(170,000)	$4.16
Expired	-
Options outstanding at May 31, 2018	1,343,745	$3.60
Options exercisable at May 31, 2018	175,208	-

Note 6: Related Parties

Our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $520,000 in professional fees for management consulting services in the three and nine months ended May 31, 2018, respectively and $120,000 and $240,000 in the three and nine months ended May 31, 2017.

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

On December 22, 2017, the President signed into legislation the Tax Cuts and Jobs Act (the Act), The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes” (Topic 740), requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three and nine months ended May 31, 2018, the Company valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. The Company has had losses and has a full valuation allowance on its deferred tax assets.

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

Note 9: Subsequent Events

On June 1, 2018, the Company granted 85,000 incentive stock options to two employees with a grant-date fair value of $2.49 and a service vesting schedule of 48 months.

On June 4, 2018, the Company entered into a securities purchase agreement with certain institutional investors for the sale by the Company of $10,000,000 of 8% senior secured convertible notes due on September 4, 2019. Concurrently with the sale of the notes, pursuant to the purchase agreement, the Company also sold warrants to purchase 1,004,016 shares of common stock. The Company sold the notes and the warrants for $9 million. The net proceeds from the transaction was approximately $8.4 million after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses. The net proceeds received by the Company from the transactions will be used for mobile application development and support, IT and HR platform development and support, working capital and for general corporate purposes.

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

Our Management’s Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

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

We believe ShiftPixy has the ideal solution for both of these groups and each of their problems via a service offering that entails two principal elements (that we refer to collectively as our “Ecosystem”) as follows:

•

ShiftPixy Employer Solution: Under a co-employment agreement, ShiftPixy assumes certain of the responsibilities of being an employer and helps our clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. Once the ShiftPixy Mobile application will be fully implemented, ShiftPixy will absorb the co-employer’s shifters as ShiftPixy employees and makes those employees available to the former employer to work the same jobs, as employees of ShiftPixy, shouldering all portion of the employment-related compliance responsibilities. In addition, when the shift intermediation features of the ShiftPixy mobile app are implemented, which can occur as soon as a sufficient number of users and clients in an area begin to use the scheduling features of the application, such businesses will be able to access via that technology additional qualified workers, who are already part of the ShiftPixy Ecosystem, to fill workforce voids on short notice, having assurance that such employees have work experience, will be paid, will be covered by applicable workers’ compensation coverage, will have applicable employment related taxes calculated and processed. The shift intermediation feature of our mobile app is meant to curtail employee turnover that financially and operationally impact clients in our target market.

•

ShiftPixy Shifter Solution: Shifters placed with one of ShiftPixy’s clients can now access other shift work with other ShiftPixy clients, and they will be able to do so quickly and easily ultimately through the new ShiftPixy mobile application. Workers are now engaging with the application at the point of onboarding with ShiftPixy. We anticipate that employees will be able to use the app to secure additional shifts within our Ecosystem. When released to the general public, anticipated to be in the calendar year 2018, provided adequate funding is available to complete our development activities, the ShiftPixy mobile application will enable not only ShiftPixy shift employees but also ultimately shifters outside the ShiftPixy Ecosystem, many of them Millennials who connect to the outside world solely through mobile devices, to access available shift jobs at all of ShiftPixy’s participating clients. In addition to the benefits of working not as independent contractors but as employees, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market. ShiftPixy recently opened offices in New York City, Austin, Texas, Orlando, Florida and the Chicago area from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Las Vegas and Atlanta.

These markets collectively account for or allow us to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.)

ShiftPixy and its subsidiary collectively serve, as of May 31, 2018, an aggregate of approximately 193 clients with an aggregate of approximately 7,648 employees, including 5,754 employees of ShiftPixy and ShiftableHR that we provide to our clients and 1,894 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending May 31, 2018.

ShiftPixy’s anticipated business and revenue growth will result from the following factors:

•	Large Potential Market;
•	The burdens placed on employers with over 50 full-time employees under the ACA;
•	Marketing Advantages from Strategic Insurance Provider Relationships;
•	New ShiftPixy Mobile App that is designed to provide Additional Benefits to ShiftPixy’s client businesses and shift workers;
•	Ultimate Development of a ShiftPixy Ecosystem;
•

Mitigation of Employment Law Compliance Risks; and,

New driver Management layer in the ShiftPixy Ecosystem, allowing clients to use their own team members to deliver a brand intended customer experience and retain their income.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015. We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of May 31, 2018, ShiftableHR had 110 clients with 4,396 worksite employees, including 1,894 employees for whom we provide only payroll administration services.

Significant Developments in 2018

New Sales Offices

ShiftPixy recently opened offices in New York City, Austin, Texas, Orlando and Chicago area from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Las Vegas and Atlanta.

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

Our next phase of development, which we completed in our third fiscal quarter of 2018, was the implementation of the scheduling component of our software, which was designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action.

The next succeeding phase of development, planned to be completed in the fourth fiscal quarter of 2018, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform during the third calendar quarter of 2018; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we expect to begin to occur at the end of the third calendar quarter of 2018. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

We also plan to begin using the “delivery features” of our mobile platform during the fourth fiscal quarter of 2018. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform will be driver onboarding, which we plan to use by the fourth fiscal quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro metering” of essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

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

Performance Highlights

Q3 FYE 2018 vs. Q3 FYE 2017

•	Served approximately 193 clients and co-employed average 7,252 worksite employees, a 96.6% increase in average worksite employees compared to the same period in 2017, and

•	Processed approximately $60.2 million in gross billings, an increase of 119.2% over the same period in 2017.

Our financial performance for the third quarter ended May 31, 2018, compared to the same quarterly period ended May 31, 2017, included:

Revenues increased 102.6% to $9.4 million due to increased number of worksite employee the Company is currently servicing.

Cost of Revenue increased 96% to $7.8 million due to increased number of worksite employees, incremental workers compensation from engaging with two clients in the janitorial space and an increase in our state unemployment tax rate.

Operating expenses decreased 6.1% to $3.4 million due to a decrease in software development costs and professional fees.

Net Loss decreased to $1.8 million or -$0.06 per diluted share, from $3.0 million or -$0.11 per diluted share.

YTD 2018 – YTD 2017

•	Served approximately 193 clients and co-employed an average of 6,423 worksite employees, a 53.5% increase in average worksite employees compared to the same YTD period in 2017, and

•	Processed approximately $149 million in gross billings, an increase of 59.8% over the same YTD period in 2017, and

Our Financial performance for the nine months of 2018, compared to the same period in 2017, included:

Revenues increased by 51.2% to $23.8 million, attributable primarily to the increased number of our worksite employees.

Cost of Revenue increased by $67.1% to $20.0 million due to increased number of worksite employees, incremental workers compensation from engaging with two clients in the janitorial space and an increase in our state unemployment tax rate

Operating Expense increased 59.8% to $11.6 million. Such increase is a directly attributed to the expenditures incurred for the development of our mobile platform, increased corporate payroll costs, commissions and professional fees.

Net Loss increased to $7.8 million or -$0.27 per diluted share from $3.5 million or -$0.13 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended May 31, 2018, and May 31, 2017 (Unaudited).

	For the Three Months Ended
	May 31, 2018	May 31, 2017

Revenues (gross billings of $60.2 million and $27.5 million less worksite employee payroll cost of $50.8 million and $22.8 million, respectively)	$9,375,492	$4,628,361
Cost of revenue	7,825,500	3,993,291
Gross profit	1,549,992	635,070
Operating expenses	3,367,311	3,587,685
Net Loss	$(1,817,319)	$(2,952,615)

Net Loss available to common shareholders per common share:
Basic and Diluted	$(0.06)	$(0.11)

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic and Diluted	28,800,675	26,555,706

Revenue for the three months ended May 31, 2018, increased by $4.7 million or 102.6% to $9.4 million, compared to $4.6 million for the three months ended May 31, 2017.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended May 31, 2018, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended May 31, 2018, increased by $32.7 million or 119.2% to $60.2 million, compared to $27.5 million for the three months ended May 31, 2017.

The payroll cost of our worksite employees account for 83% of our gross billings for the three months ended May 31, 2017, and 2018. As such, the mark- up components of gross billings account for 17% for the three months ended May 31, 2018, and 2017.

Approximately $26.5 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,563 to an average of 7,252 for the three months ended May 31, 2018, compared to an average of 3,689 for the three months ended May 31, 2017.

Approximately $6.2 million is attributed to the addition of new clients for the three months ended May 31, 2018, with average gross wages per employee greater than our historical average.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the three months ended May 31, 2018, increased by $3.9 million or 96% to $7.8 million, compared to $3.9 million for the three months ended May 31, 2017.

Approximately $3.7 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,563 from an average of 3,689 employees for the three months ended May 31, 2017, to an average of 7,252 employees for the three months ended May 31, 2018.

Approximately $0.2 million of the increase is attributed to the increase in our state unemployment (SUTA) tax rate for calendar year 2018.

Gross Profit for the three months ended May 31, 2018, increased by $0.9 million or 144.1% to $1.5 million, compared to $0.6 million for the three months ended May 31, 2017. The gross profit, as a percentage of revenues, increased from 13.7% for the three months ended May 31, 2017, to 16.5% for the three months ended May 31, 2018. Such increase is mainly attributable to the administrative fees the Company is charging its clients, which increased by $0.8 million or 176.4% to $1.2million for the three months ended May 31, 2018, from $0.4m for the three months ended May 31, 2017.

Total Operating Expenses for the three months ended May 31, 2018, decreased by $0.2 million or 6.1% to $3.4 million compared to $3.6 million for the three months ended May 31, 2017.

The decrease of $0.2 million in operating expenses is primarily attributed to the software development costs for the Company’s mobile platform from $0.7 million for the three months ended May 31, 2017, to $0 million for the three months ended May 31, 2018.

Our payroll costs for the three months ended May 31, 2018, increased by $0.3 million to $1.4 million compared to $1.1 million for the three months ended May 31, 2017. Approximately $0.2 million of the increase is attributed to the increase in our corporate payroll employees from an average of 38 for the three months ended May 31, 2017, to 43 employees for the three months ended May 31, 2018. Approximately $0.1 million of the increase is attributed to the additional stock-based compensation expense resulting from the second round of options granted to our employees and $40k of personal time off expense incurred for the three months ended May 31, 2018, compared to $0 for the three months ended May 31, 2017.

Selling, General & Administrative expenses for the three months ended May 31, 2018, increased by $0.4 million to $1.6 million, from $1.2 million for the three months ended May 31, 2017. The increase of $0.4 million is primarily attributed to the $0.3 million increase in commissions, which is a direct consequence of the increase in gross billings.

Professional fees for the three months ended May 31, 2018, decreased by $0.2 million or 33.8% to $0.4 million, from $0.6 million for the three months ended May 31, 2017. This decrease results from additional recruiting/accounting fees incurred related to accumulated entries and reconciliation recorded collectively as Miscellaneous as disclosed in our annual report on Form 10-K for the three months ended May 31, 2017, as well as shares issued for service to our then only independent Director and accumulated six-month monthly retainers paid to our independent director in full for the three months ended May 31, 2017.

Net loss/Income. As a result of the explanations described above, the net loss for the three months ended May 31, 2018, was $1.8 million, compared to a net loss of $3.0 million for the three months ended May 31, 2017.

The following table summarizes the condensed consolidated results of our operations for the nine months ended May 31, 2018, and May 31, 2017 (Unaudited).

	For the Nine Months Ended
	May 31, 2018	May 31, 2017

Revenues (gross billings of $149.0 million and $93.2 million less worksite employee payroll cost of $125.2 million and $77.5 million, respectively)	$23,773,871	$15,718,780
Cost of revenue	20,099,218	12,026,816
Gross profit	3,674,653	3,691,964
Operating expenses	11,552,072	7,226,832
Net Loss	$(7,877,419)	$(3,534,868)

Net Loss available to common shareholders per common share:
Basic and Diluted	$(0.27)	$(0.13)

Weighted Average Number of Common Shares Used in Per Share Computations:
Basic and Diluted	28,795,145	26,337,976

Revenues for the nine months ending May 31, 2018, were earned from billings to clients to whom we provide staff and workforce management support (PEO and ASO). Our revenues, which represent gross billings net of worksite employees’ payroll cost, increased by 51.2% to $23.8 million for the nine months ended May 31, 2018, compared to $15.7 million for the nine months ended May 31, 2017.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross Billings for the nine months ended May 31, 2018, increased by $55.7 million or 59.8% to $149.0 million, compared to $93.3 million for the nine months ended May 31, 2017. Gross billings’ increase was primarily due to the increase in the worksite employees by 2,238 to an average of 6,423 employees for the nine months ended May 31, 2018, compared to an average of 4,185 employees for the nine months ended May 31, 2017.

Approximately $49.9 million is attributed to the additional worksite employees the Company is servicing, which increased by 2,238 to an average of 6,423 for the nine months ended May 31, 2018, compared to an average of 4,185 for the nine months ended May 31, 2017.

The remainder of the increase is attributed to the addition of new clients for the three months ended May 31, 2018, with average gross wages per employee greater than our historical average.

Cost of Revenues. Our cost of revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the nine months ended May 31, 2018, increased by $8.0 million or 67.1% to $20.0 million, compared to $12.0 million for the nine months ended May 31, 2017.

Approximately $6.4 million of the increase is attributable to the additional worksite employees the Company is servicing, which increased from an average of 4,185 employees for the nine months ended May 31, 2017, to 6,423 employees for the nine months ended May 31, 2018.

Approximately $0.5 million of the increase is attributable to the increase in our state unemployment (SUTA) tax rate for calendar year 2018.

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

Approximately $0.8 million of the increase is attributed to the increase in workers’ compensation expense, resulting from engaging with two clients in the janitorial business, serving approximately 200 worksite employees, for which the cost of workers’ compensation insurance is triple the average cost of coverage for employees in the industries in which we otherwise operate. The Company incurred $1.5 million of workers’ compensation insurance expense for these two clients for the nine months ended May 31, 2018, compared to $0.7 for the nine months ended May 31, 2017.

Gross Profit for the nine months ended May 31, 2018, has remained consistent with the nine months ended May 31, 2017, at $3.7 million. The gross profit, as a percentage of revenues, decreased from 23.5% for the nine months ended May 31, 2017, to 15.5% for the nine months ended May 31, 2018, which is a consequence of the workers’ compensation issue related to fiscal year ended August 30, 2016, as explained in the cost of revenues section above, the additional $0.8 million in workers’ compensation insurance expense attributable to the two clients highlighted above and the increase in the Company’s state unemployment tax rate.

We anticipate gross profit to increase in the near future from the current level, as a result of positive initiatives that have been implemented in the workers’ compensation program, economies of scale and additional profit that will be realized when state unemployment tax limits are attained.

Total Operating Expenses for the nine months ended May 31, 2018, have increased by $4.3 million or 59.8% to $11.5 million, compared to $7.2 million for the nine months ended May 31, 2017.

The increase in operating expenses is primarily attributed to the software development costs incurred for the new mobile platform, which increased by $1.7 million from $0.7 million for the nine months ended May 31, 2017, to $2.4 million for the nine months ended May 31, 2018. This software is an important component of our overall Ecosystem and is fundamental to our strategy to establish the first ecosystem that links businesses to a large number of part-time workers and the ever-growing number of shift workers in the new Gig Economy.

Our payroll costs for the nine months ended May 31, 2018, increased by $1.1 million to $4.0 million compared to $2.9 million for the nine months ended May 31, 2017. Approximately $0.6 million of the increase is attributed to the increase in our corporate payroll employees from an average of 35 for the nine months ended May 31, 2017, to 42 employees for the nine months ended May 31, 2018. Approximately $0.1 million of the increase is attributed to the stock-based compensation expense resulting from our 2017 Stock Options/ Stock Issuance Plan.

Approximately $0.2 million of the increase is attributable to the personal time off expense incurred for the nine months ended May 31, 2018, compared to $0 for the nine months ended May 31, 2017. Approximately $0.2 million of the increase is attributable to the higher wage mix of employees the Company has compared to the same comparable period in 2017.

Commissions increased by $0.6 million to $1.1 million for the nine months ended May 31, 2018, from $0.6 million for the nine months ended May 31, 2017. Such increase is directly related to the increase in gross billings.

Selling, General & Administrative expenses for the nine months ended May 31, 2018, increased by $0.6 million to $2.7 million, compared to $2.1 million for the nine months ended May 31, 2017. The increase of $0.6 million is primarily attributed to $0.3 million increase in investors relations expenses resulting from being a public company and $0.5 million of penalties and interests due to late remittance of payroll tax liabilities, $0.1million increase in rent expense due to the opening of our offices in Texas, Florida and New York City, $0.3 million increase in marketing expenses as the Company built brand awareness and participated in various conferences. The above is offset by $0.6 million of additional expenses for the nine months ended May 31, 2017, classified in miscellaneous expenses, representing accumulated entries and reconciliations recorded collectively as Miscellaneous expenses as disclosed in our Form 10-K.

Professional fees for the nine months ended May 31, 2018, increased by $0.3 million or 31% to $1.4 million, compared to $1.1 million for the nine months ended May 31, 2017. The increase is attributable to $0.3 million additional consulting fees paid to our founder. We anticipate professional fees and other general & administrative expenses to remain consistent for the remainder of the fiscal year as most of the expenses are fixed in nature.

Net loss/Income. As a result of the explanations described above, the net loss for the nine months ended May 31, 2018, was $7.9 million, compared to a net loss of $3.5 million for the nine months ended May 31, 2017.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of May 31, 2018, the Company has cash and cash equivalents of $1.2 million and a working capital deficiency of $3.1 million. During the nine months ended May 31, 2018, the Company has used approximately $3.8 million in cash from operation, of which $3.4 million was attributed to the mobile application development costs and $0.3 million was attributed to the workers’ compensation deposit. The Company has incurred recurring losses resulting in an accumulated deficit of $17.3 million as of May 31, 2018. These conditions indicate that there is a substantial doubt about the Company’s ability to continue as a going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations when they become due.

In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $ 9 million of gross proceeds ($8.4 million net of costs) (See Note 9).

The Company believes that the completion of the recent financing and the net proceeds received therefrom, along with its increased revenue is sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Gross Billings	$60,178,504	$27,456,729	$148,991,720	$93,252,371
Less: Adjustment to gross billings	50,803,012	22,828,368	125,217,849	77,533,591
Revenues	$9,375,492	$4,628,361	$23,773,871	$15,718,780

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at May 31, 2018, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2018, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of May 31, 2018, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2017, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation as of May 31, 2018, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2018, but have been improved since our prior evaluation as of August 31, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at May 31, 2018, relate to the following:

1. Lack of Adequate Finance and Accounting Personnel – Our current accounting staff is relatively small, and we do not have the required infrastructure to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. Since its last fiscal year, the Company has committed to a plan to develop its Accounting and Finance staff to meet the needs of its growing business, including but not limited to the hiring of a new Chief Financial Officer and an Accounting Manager, the development of specific training on accounting topics and disclosure requirements and has designed controls to mitigate the risks resulting from the lack of segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

2. Outstanding Share Reconciliation – Unauthorized shares were issued that were not formally authorized or documented by management and the Board of Directors. Upon discovery of the unauthorized shares issuances, such shares were subsequently cancelled. During the nine months ended May 31, 2018, the Company has implemented controls to ensure that all shares issued are properly approved by the Board of Directors. As of May 31, 2018, we believe this material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

Other than the changes to our internal controls over financial reporting discussed above, there were no changes that have occurred during the three months ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

None.

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding securities sold or issued by us during the nine months ended May 31, 2018, that were not registered under the Securities Act of 1933, as amended (Securities Act”). Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission or SEC, under which exemption from registration was claimed.

Sales of Unregistered Securities

Exercise of warrants

For the nine months ended May 31, 2018, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 25,000 shares of our common stock at an exercise price of $2.00 per share in the amount of $50,000.

Stock options and other equity awards

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 1,643,745 options and 152,632 shares have been designated by the Board of Directors for issuance through the date of filing of this Quarterly Report, provided, however, that approximately 300,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised, and we do not anticipate any person who has been awarded options under the plan to have vested ownership of shares underlying the options until March 2018.

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

ShiftPixy, Inc., a Wyoming corporation

DATE: July 13, 2018	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	July 13, 2018

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	July 13, 2018

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

