Form 10-K/A
period 2017-08-31
ShiftPixy, Inc.
filed 2018-09-28
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the most recent cash sales in private transactions as of February 28, 2017, six months prior to the Registrant’s most recently completed fiscal year, was $5,767,700 (based on 1,441,925 shares of common stock outstanding held by non-affiliates on such date at $4.00 per share. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of February 28, 2017, have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 28,851,787 shares as of September 26, 2018.

EXPLANATORY NOTE

This amendment No.1 on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K of ShiftPixy, Inc. (the “Company”) for the fiscal year ended August 31, 2017 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2017, is being filed for the sole purpose of a planned registration statement on Form S-3.

Squar Milner LLP (“Squar Milner”) previously served as the Company’s independent registered public accounting firm until December 15, 2017, at which time the Audit Committee of the Board of Directors voted for the Company to take action to dismiss Squar Milner as its independent registered public accounting firm and engage Marcum LLP as the Company’s new independent registered public accounting firm. The Company subsequently engaged Squar Milner to provide its consent related to the use of Squar Milner’s previously issued opinion on the Company’s consolidated financial statements for the years ended August 31, 2017 and 2016 that the Company intended to be included in a planned registration statement on Form S-3. Squar Milner noted that the Company restated its fiscal year 2017 interim financial information in its quarterly filings with the SEC and that on January 24, 2018, the Company hired its Chief Financial Officer who was a Squar Milner consultant and a member of Squar Milner’s engagement team. Squar Milner determined that it was no longer independent to the Company as it relates to the fiscal year ended August 31, 2017. Therefore, this Form 10-K/A is being amended to reflect the re-audit of the 2017 financial statements by Marcum LLP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K/A, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K/A and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “ShiftPixy”), expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

The trend toward a Gig Economy has begun. A study by Ardent Partners confirms that the trend is significant, noting that nearly of the world’s total workforce is now considered ‘non-employee,’ which includes contingent/contract workers, temporary staff, gig workers, freelancers, professional services, and independent contractors.” Ardent Partners Ltd. “The State of Contingent Workforce Management 2016-2017: Adapting to a New World of Work.” October 2016. In the Gig Economy, businesses such as those in our current target market in the restaurant and hospitality industries often contract with independent contractor workers to perform less than full-time gig engagements, primarily in the form of shift work.

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

Our next phase of development, planned to be offered to our clients during the fourth calendar quarter of 2018, is the implementation of the scheduling component of our software, which is being designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We again plan to leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We plan to engage certain of our clients to begin using this functionality before the end of the fourth calendar quarter of 2018.

The next succeeding phase of development, also planned to be completed in the fourth calendar quarter of 2018, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform by the end of the fourth calendar quarter of 2018; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we expect to begin to occur at the end of the fourth calendar quarter of 2018. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

The ShiftPixy solution provides compliance-oriented benefits for our business clients. A significant problem for businesses in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act (the “ACA”). The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019. Employers still face regulatory issues and overhead costs for which we believe our services are a cost-effective solution. Also, we believe that a possible benefit to the repeal of the ACA employer mandate provisions may be to reduce our costs associated with the provision of health insurance coverage or payment of applicable penalties and enable us to pass a portion of the savings on to our clients, because we would no longer be subject to the employer mandate costs applicable to the ShiftPixy employees secured from our clients.

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

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and the company has a modest staff in Phoenix. ShiftPixy recently opened an office in New York City, Austin, Texas, Chicago and the Orlando area from which its local sales/services representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Las Vegas and Atlanta.

Through these office locations, we plan to engage more actively with clients through sales, marketing, employee onboarding, training and payroll processing, in each instance as necessary and appropriate to the applicable market.

These markets collectively account for or allow us to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.).

We define a client as any business paying us to provide employees or employee related services. We are currently focused on clients in the restaurant and hospitality industries; however, we have clients in a variety of other industries as well. All have written client service agreements. The basic client agreement is substantially similar for all clients, with minor modifications to fit each client’s specific situation, and some differences to account for whether the engagement is with ShiftPixy or its wholly owned subsidiary, Shift Human Capital Management Inc.

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

•

New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and NextGen Shift Workers.

Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.) Mindful that most of its shifters will be Millennials who connect with the outside world primarily through a mobile device, ShiftPixy is poised to significantly expand its business through the ShiftPixy mobile app. The ShiftPixy mobile app is a proprietary application downloaded to mobile devices, allowing ShiftPixy’s shifters to access shift work opportunities at all of ShiftPixy’s clients, not just their current restaurant or hospitality provider, and with an added feature, anticipated to be available in the second half of 2018, also allowing shift employees not working at its clients to access shift work opportunities at all of its clients.

•

Marketing Advantages from Strategic Insurance Provider Relationships. ShiftPixy receives marketing assistance from insurance brokerage and consulting firms, who introduce ShiftPixy to their insurance clients who are not aware of and who could benefit from ShiftPixy’s service offering.

7

•

Ultimate Development of a ShiftPixy Ecosystem. ShiftPixy’s ultimate goal is to establish the first Ecosystem for employers with a large number of part-time workers, such as restaurants and hospitality businesses, and the ever-growing number of shift workers in the new Gig Economy. In a Gig Economy, part-time/temporary positions are common, and organizations contract with independent workers for short-term engagements. The goal of the Ecosystem is to allow the job provider to be flexible but compliant and the shift worker to manage and scale opportunity and income.

•

ACA’s Current Impact on Existing and Potential New Clients. ShiftPixy’s existing and potential new clients are being significantly impacted by new requirements to provide employees health care coverage under the ACA, the relevant portions of which, with respect to impacting our existing and potential future clients, became effective January 1, 2015, and are likely to be in effect for the near future. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019.

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

The following summarizes what we believe are the most important legal and regulatory aspects of our business:

Federal Regulations

Employer Status

We sponsor certain employee benefit plan offerings as the “employer” of our shift workers under the Internal Revenue Code of 1986 (the “Code”) and ERISA. The multiple definitions of “employer” under both the Code and ERISA are not clear and most are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our shift workers under both the Code and ERISA, as well as various state regulations, but this status could be subject to challenge by various regulators. For additional information on employer status and its impact on our business and results of operations, refer to Item 1A of this Form 10-K/A, under the heading, “If ShiftPixy is not recognized as an employer of worksite employees under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.”

Affordable Care Act and Health Care Reform

The Patient Protection and Affordable Care Act (the “ACA”) was signed into law in March 2010. The ACA implemented substantial health care reforms with staggered effective dates continuing through 2020, and many provisions in the Act require the issuance of additional guidance from applicable federal government agencies and the states. There could be significant changes to the ACA and health care in general, including the potential modification, amendment or repeal of the ACA. For additional information on the ACA and its impact on our business and results of operations, refer to Item 1A of this Form 10-K/A, under the heading, “Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our marketing plan as well as our reputation, results of operations or financial condition, or have other adverse consequences.” As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019

Health Insurance Portability and Accountability Act

Maintaining the security of information regarding our employees is important to us as we sponsor employee benefit plans and may have access to personal health information of our employees. The manner in which we manage protected health information (PHI) is subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act). HIPAA contains substantial restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, under the HITECH Act there are steep penalties and fines for HIPAA violations. Our health plans are covered entities under HIPAA, and we are therefore required to comply with HIPAA’s portability, privacy, and security requirements. For additional information regarding the information we collect, how we maintain the confidentiality of our clients’ and employees’ confidential information and the potential impact to our business if we fail to protect the confidentiality of such data, refer to Item 1A of this Form 10-K/A, under the heading, “We host, collect, use, transmit and store personal and business information, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs and cause losses.”

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

Employees

As of August 31, 2017, we employed 41 people on a full-time basis in our corporate offices, and we served approximately 5,074 active, paid worksite employees.

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

Facebook: http://www.facebook.com/shiftpixy

Twitter: http://www.twitter.com/shiftpixy

YouTube: http://www.youtube.com/shiftpixy

Significant Developments in 2018

New Sales Offices

ShiftPixy recently opened offices in New York City, Austin, Texas, Orlando and Chicago from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Las Vegas and Atlanta.

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

Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the app as well. We use the app to gather even I-9 required documentation .

Our next phase of development, planned to be completed in the beginning of the fourth calendar quarter of 2018, is the implementation of the scheduling component of our software, which is being designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We again plan to leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We plan to engage certain of our clients to begin using this functionality before the end of the fourth calendar quarter of 2018.

The next succeeding phase of development, also planned to be completed in the fourth calendar quarter of 2018, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform during the fourth calendar quarter of 2018; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we expect to begin to occur at the end of the fourth calendar quarter of 2018. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

We also plan to begin using the “delivery features” of our mobile platform during the third calendar quarter of 2018. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform will be driver onboarding, which we plan to use by the third calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro metering” of essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

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

There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Except from the proceeds of our recent initial public offering (“IPO”) and our private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs) we have no binding agreements, commitments or understandings to secure additional financing at this time. We have no binding agreements, commitments or understandings to acquire any other businesses or assets. Our long-term future growth and success is dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.

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

In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our business. Healthcare reform under the federal Patient Protection and ACA , as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our business’s clients and prospects. If the ACA is repealed or replaced, the elimination of employer mandates and similar employer requirements currently imposed by the ACA, and other regulatory changes could in the future reduce our revenues. Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

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

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, which was in June 2017, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior August 31th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence

We face intense competition across all markets for our services, which may lead to lower revenue or operating margins.

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

We may be vulnerable to security breaches that could disrupt our operations and adversely affect our business.

Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, distributed denial of service, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of access and services, our inability to meet our access and service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and results. We may be required to expend significant resources to protect against such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, and/or costly response measures, which could adversely affect our business. Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

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

The Company intends to use open source blockchain technology in its technology platform. This technology has been scrutinized by regulatory agencies and therefore we may be impacted by unfavorable regulatory action in one or more jurisdictions.

The Company intends to use open source blockchain technology as a secure repository for “device reputation” information acquired by its technology platform. Blockchain technologies have been the subject of scrutiny by various regulatory bodies around the world. The Company could be impacted by one or more regulatory inquiries or actions, including but not limited to restrictions on the use of blockchain technology, which could impede or limit the use of this technology within our product offerings.

We intend to use and leverage open source technology in our technology platform which may create risks of security weaknesses.

Some parts of our technology may be based on open-source technology, including the blockchain technology that we intend to use in our technology platform. There is a risk that the development team, or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to the Company.

The use of new and untested technologies, including blockchain technology, may result in risks that we may not be able to currently anticipate.

Blockchain technology is a relatively new and untested technology. In addition to the risks set forth here, there are risks with the use of this technology that the Company cannot anticipate. Risks may further materialize as unanticipated combinations or variations from the risks set forth here.

Risks Related to Management and Personnel

We depend heavily on Scott W. Absher, our Chief Executive Officer and a director. The loss of his services could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions Scott W. Absher, our Chief Executive Officer and a director. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees in addition to Mr. Absher, this could adversely affect the development of our business plan and harm our business.

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

Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.

Some states require licensure or registration of businesses offering PEO services. One of the service offerings that we provide is PEO services. If we need and are unable to secure registration or licensure of such service offering in a particular state, our ability to grow that segment of our business in such state would be impaired and could affect our ability to increase our revenues and meet certain customer requirements in such states.

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

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on U.S. and multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law which could impact our tax obligations in the period issued.

The Tax Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions could require accumulation of information not previously required or regularly produced. Additional regulatory guidance as issued by the applicable taxing authorities, could materially affect our tax obligations and effective tax rate

Item 2. Properties

We lease space for our principal offices at 1 Venture, Suite 150, Irvine, CA 92618. Our landlord is Olen Commercial Realty Corporation. Our lease is for a five-year term and for 8,500 square feet. This lease began on April 15, 2016 and will expire on June 14, 2021. We recently entered into a second lease for 2,713 square feet of expansion space in the same building. The landlord and lease term are the same for both leases.

We also recently entered into a month to month office lease in New York City for monthly rent of approximately $5,000, securing space for a small client acquisition and support staff.

Subsequent to our fiscal year end, we also entered into month to month offices lease in Chicago, Illinois, Orlando, Florida and Austin, Texas for aggregate monthly rent of approximately $10,000 for client acquisition and support staff.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock was listed for trading on The NASDAQ Stock Market LLC on June 28, 2017, under the symbol “PIXY.”

The table below sets forth the high and low closing sales prices of our common stock on The NASDAQ Stock Market LLC for the period indicated.

	Price Range
Fiscal Year Ended	High	Low
June 29, 2017 to August 31, 2017	$11.64	$3.56
September 1, 2017 to November 30, 2017	$4.27	$2.29
December1, 2017 to February 28, 2018	$4.17	$2.00
March 1, 2018 to May 31, 2018	$4.62	$2.30

Number of Equity Security Holders

As of August 31, 2018, the Company had 25 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

Sale of Unregistered Securities

Exercise of Warrants

During the fiscal year ended  August 31, 2017, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 57,500 shares of our common stock at an exercise price of $2.00 per share, and 10,000 shares of our common stock at an exercise price of $3.00 per share. Such shares are subject to applicable restrictions on disposition pursuant to Rule 144.

For the nine months ended May 31, 2018, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 25,000 shares of common stock at an exercise price of $2.00 per share in the amount of $50,000.

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

Item 7. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K/A.

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

A significant problem for employers in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act . The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

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

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and the company has a modest staff in Phoenix. ShiftPixy recently opened offices in New York City, Austin, Texas, the Orlando area, Florida, and Chicago, from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: Las Vegas and Atlanta.

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

ShiftPixy and its subsidiary collectively serve, as of August 31, 2017, an aggregate of 141 clients with an aggregate of approximately 5,074 employees, including 4,048 employees of ShiftPixy and ShiftableHR that we provide to our clients and 1,026 employees of our clients for whom we provide only payroll administration services. No one client represented more than 10% of our revenues for fiscal year 2017 or 2016.

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

Consolidated results of our operations for the year ended August 31, 2017, vs. year ended August 31, 2016

The following table summarizes the consolidated results of operations for the years ended August 31, 2017 and 2016:

ShiftPixy Inc.

Consolidated Statements of Operations

	For the Years Ended
	August 31, 2017	August 31, 2016

Revenues (gross billings of $126.4 million and $50.7 million less worksite employee payroll cost of $106.1 million and $42.2 million, respectively)	$20,244,419	$8,460,653

Cost of revenue	16,552,197	6,944,224
Gross profit	3,692,222	1,516,429
Operating expenses:
Sales and marketing	2,710,287	1,019,683
Product development	2,694,734	316,668
Customer support	1,455,293	556,765
General and administrative	4,323,898	1,477,869
Total operating expenses	11,184,212	3,370,985
Net loss	$(7,491,990)	$(1,854,556)

Net loss available to common shareholders per common share:
Basic and diluted	$(0.28)	$(0.07)

Weighted average number of common shares used in per share computations:
Basic and diluted	26,778,658	25,630,874

Year-ended August 31, 2017

Results of Operations

Revenue exclude the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the gross billings for those components are included as revenues. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenue for the year ended August 31, 2017, was earned from gross billings to clients to whom we provide staff or workforce management support less pass-through costs related to payroll, taxes, and benefits. Our mobile workforce management solution remains under continuing development. Revenue for the year ended August 31, 2017, versus the year ended August 31, 2016, totaled $20.2 million compared to $8.5 million. As a result, net revenue increased by $11.7 million or 139%. The increase in revenue is directly attributed to the increase in worksite employees from 3,463 fiscal year end 2016 to 5,074 fiscal year end 2017.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the fiscal year ended August 31, 2017, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the year ended August 31, 2017, versus the year ended August 2016 totaled $126.4 million compared to $50.7 million. As a result, gross billings increased by $75.7 million or 149%. The increase in Gross Billings is directly attributed to the increase in worksite employees from 3,463 fiscal year end 2016 to 5,074 fiscal year end 2017.

For the fiscal year ended August 31, 2017, we generated gross billings of $126.4 million, net revenue of $20.2 million, with cost of revenues of $16.5 million resulting in a gross profit of $3.7 million and a gross margin of 18%. For the fiscal year ended August 31, 2016, we generated gross billings of $50.7 million, net revenue of $8.4 million with cost of sales of $6.9 million resulting in gross profit of $1.5 million and gross margin of 18%. This represents a 149% increase in gross billings year over year and with no increase in gross margin percentage year over year.

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

Liquidity and Capital Resources

The Company incurred losses from operations, negative cash flows from operations and had limited working capital through August 31, 2017. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million (exclusive of underwriter commissions and certain IPO-related expenses). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). As of August 31, 2018, the Company’s cash balance was approximately $3.1 million.

As a result, the Company believes that the completion of the recent financing and the net proceeds received therefrom, along with its increased revenue is sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern, twelve months from filing.

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

Reconciliation of GAAP to Non-GAAP Measure

	For the year Ended August 31,
	2017	2016
Gross Billings	$126,391,207	$50,672,129
Less: Adjustment to gross billings	106,146,788	42,211,476
Revenues	$20,244,419	$8,460,653

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

Explanatory Note Regarding Filing of NT 10-K on Form 12b-25

On November 30, 2017, we filed an NT 10-K on Form 12b-25, wherein we explained that our 10-K filing would be delayed, because the Company had a financial statement account of $460,000, representing accumulated entries and reconciliations recorded collectively as Miscellaneous Expense. We explained that (a) the account exists as a consequence of our limited staff, rapid growth, and software systems that are not integrated, all of which have collectively worked to make many of our reconciliation processes more challenging, (b) our auditors indicated that the amount at issue exceeded their materiality threshold, and they would need further information regarding the stated amount in order to issue the audit report without qualification, and (c) we hired a forensic accounting firm to further analyze the expenses in this Miscellaneous Expense account and to assist us in providing additional detail to our auditor in order to resolve this issue and have the audit report issued without qualification and the Form 10-K filed on or before December 14, 2017. The forensic accounting firm assisted us in identifying the proper allocation of a substantial portion of the Miscellaneous Expense account; more specifically, $257,127 was deemed properly allocable to the Employer Tax Expense account, $128,816 was deemed properly allocable to the Contra Revenue - Other Client Revenue account, and $35,756 was deemed properly allocable to the Unclaimed Paychecks account as part of Other Current Liabilities. In addition to increasing liabilities on our balance sheet by $35,756, the adjustments produce the following results to our income statement, compared to the income statement presented in our NT 10-K on Form 12b-25:

	For the Year Ended August 31, 2017
	Final Audited Financial Statements	As noted in the NT 10-K on Form 12b-25

Revenue (gross billings of $126.4 million and $50.7 million less worksite employee payroll cost of $106.1 million and $42.2 million, respectively	$20,244,419	$20,373,235

Cost of revenue	16,552,197	16,295,069
Gross profit	3,692,222	4,078,166
Operating expenses:
Sales and marketing	2,710,287	2,710,287
Product development	2,694,734	2,694,734
Customer support	1,455,293	1,455,293
General and administrative	4,323,898	4,674,086
Total operating expenses	11,184,212	11,534,400
Net loss	$(7,491,990)	$(7,456,234)

Net loss available to common shareholders per common share:
Basic and Diluted	$(0.28)	$(0.28)

Weighted average number of common shares used in per share computations:
Basic and diluted	26,778,658	26,778,658

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ShiftPixy, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheet of ShiftPixy, Inc. (the “Company”) as of August 31, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShiftPixy, Inc., as of August 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

September 28 , 2018

New York, New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ShiftPixy, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheet of ShiftPixy, Inc. (the “Company”) as of August 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ShiftPixy, Inc. as of August 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

March 31, 2017

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

ShiftPixy Inc.

Consolidated Statements of Operations

	For the Years Ended
	August 31, 2017	August 31, 2016

Revenues (gross billings of $126.4 million and $50.7 million less worksite employee payroll cost of $106.1 million and $42.2 million, respectively)	$20,244,419	$8,460,653

Cost of revenue	16,552,197	6,944,224
Gross profit	3,692,222	1,516,429
Operating expenses:
Sales and marketing	2,710,287	1,019,683
Product development	2,694,734	316,668
Customer support	1,455,293	556,765
General and administrative	4,323,898	1,477,869
Total operating expenses	11,184,212	3,370,985
Net loss	$(7,491,990)	$(1,854,556)

Net loss available to common shareholders per common share:
Basic and Diluted	$(0.28)	$(0.07)

Weighted average number of common shares used in per share computations:
Basic and diluted	26,778,658	25,630,874

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of Shares	Par Value ($0.0001)	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balances, September 1, 2015	25,277,500	$2,528	$157,512	$(5,040)	$(53,681)	$101,319
Payment of stock subscription receivable	-	-	-	5,040	-	5,040
Common stock issued for cash and warrants	936,300	94	1,872,506	-	-	1,872,600
Net loss	-	-	-	-	(1,854,556)	(1,854,556)
Balance on August 31, 2016	26,213,800	$2,622	$2,030,018	$-	$(1,908,237)	$124,403

Common stock issued for cash, net of offering costs	2,000,000	200	10,887,061	-	-	10,887,261
Common stock and warrants issued for cash	394,375	39	1,577,461			1,577,500
Stock based compensation expense	-	-	43,415	-	-	43,415
Warrants exercised for cash	67,500	7	144,993	-	-	145,000
Common stock issued for services	86,749	9	329,636	-	-	329,645
Net loss	-	-	-	-	(7,491,990)	(7,491,990)
Balance on August 31, 2017	28,762,424	2,877	$15,012,584	$-	$(9,400,227)	$5,615,234

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31, 2017	August 31, 2016
OPERATING ACTIVITIES
Net loss	$(7,491,990)	$(1,854,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,369	23,222
Stock issued for services	329,645	-
Stock based compensation	43,415	-
Changes in operating assets and liabilities
Accounts receivable	(372,352)	(56,438)
Prepaid expenses	(2,344,192)	(384,433)
Other current assets	57,566	(15,916)
Deposits and other assets	(21,867)	(104,613)
Accounts payable	334,027	807,987
Payroll related liabilities	1,665,739	722,715
Other current liabilities	157,713	121,269
Net cash used in operating activities	(7,576,927)	(740,763)
INVESTING ACTIVITIES
Purchase of fixed assets	(4,661)	(371,995)
Net cash used in investing activities	(4,661)	(371,995)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,000,000	1,872,600
Issuance Costs related to common stock issuance	(1,112,739)	-
Proceeds from issuance of common stock and warrants	1,577,500	-
Proceeds from stock subscription receivable	-	5,040
Proceeds from exercise of warrants	145,000	-
Net cash provided by financing activities	12,609,761	1,877,640

Net increase in cash	5,028,173	764,882

Cash - beginning of period	868,532	103,650
Cash - end of period	$5,896,705	$868,532

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

Principles of Consolidation

The Company and its wholly-owned subsidiary have been consolidated in the accompanying consolidated financial statements. All intercompany balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies,

•	Useful lives of property and equipment,

•	Assumptions made in valuing equity instruments, and

•	Deferred income taxes and related valuation allowance.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash with a commercial bank and from time to time exceeds the federally insured limits. The deposits are made with a reputable financial institution, and the Company does not anticipate realizing any losses from these deposits. The Company did not have any cash equivalents at August 31, 2017, and 2016.

No one individual client represents more than 10% of our annualized revenues for either fiscal years 2017 or 2016. However, four clients represent 58% of total accounts receivable at August 31, 2017, compared to four clients representing approximately 100% of our total accounts receivable at August 31, 2016.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term.

Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Equipment 5 years

Furnitures & Fixtures: 5 - 7 years

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell. There were no impairments recognized for the years ended August 31, 2017, and 2016.

Workers’ compensation

A portion of the Company’s workers’ compensation risk is covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. During the year ended August 31, 2017, the Company funded an initial deposit of $2.3 million, which is included in prepaid expenses on the consolidated balance sheet. As of September 28, 2017, the Company has not been notified of any adverse loss ratio as compared to the standard premium.

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

The Company did not fair value any of its operating assets or liabilities as of August 31, 2017, or 2016. The carrying value of accounts receivable, accounts payables, and other financial instruments approximates the fair value due to their short-term maturities.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to approximately $273,800 and $35,000 for the years ended August 31, 2017, and 2016, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of comparable companies. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense. Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur, as such, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

Earnings (Loss) Per Share

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended August 31, 2017	For the year ended August 31, 2016

Options	790,000	-
Warrants	2,595,413	2,027,600
Total potentially dilutive shares	3,385,413	2,027,600

Significant Recent Accounting Standards

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for the Company in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements

Note 3: Liquidity

The Company has generated accumulated losses since inception of approximately $9.4 million through August 31, 2017. The Company has a history of negative cash flows from operations and has limited working capital. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

Since inception, the Company’s principal source of financing has come through the sale of its common stock. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million. In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). As of August 31, 2018, the Company’s cash balance was approximately $3.1 million.

As a result, the Company believes that the completion of the recent financing and the net proceeds received therefrom, along with its increased revenue is sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern, twelve months from filing.

Note 4: Stockholders’ Equity

Preferred Stock

In September 2016, the Company issued options to purchase preferred stock at $0.0001 per share to our shareholders of record as of September 28, 2016. The number of options is equal to the lesser of (a) the number of shares of common stock held by such Shareholder on September 28, 2016, or (b) the number of shares of common stock held by such Shareholder on date of the Shareholder’s exercise of the aforesaid Option. Preferred Stockholders can elect a majority of the directors on the Board of Directors of the Corporation and does not include any rights to dividends, conversion to shares of Common Stock, or preference upon liquidation of the Corporation. The Option is exercisable only upon the acquisition of a 20% or greater voting interest in the Corporation by a party other than the founding shareholders, or prior to any proposed merger, consolidation (in which the Corporation’s Common Stock is changed or exchanged) or sale of at least 50% of the Corporation’s assets or earning power (other than a reincorporation). The right to exercise the Option terminates on December 31, 2023.

Common Stock and Warrants

The Board of Directors of ShiftPixy, Inc., on October 11, 2016, declared a 1 for 2 reverse securities split, effective  as of October 12, 2016. The reverse securities split has been retroactively reflected in these financial statements.

During the years ended August 31, 2017 and 2016, the Company has issued shares of common stock as follows:

From September 1, 2015 to August 31, 2016, the Company sold 936,300 shares of common stock at $2 per share. Each share included one warrant to purchase a share of common stock at an exercise price of $2 per share expiring one year from the subscription date, and a warrant to purchase a share of common stock at an exercise price of $3 per share expiring two years from the subscription date. In February 2017, the Board of Directors extended the expiration of all such warrants to March 1, 2019. The extension of these warrants did not result in any material impact on the consolidated financial statements.

During the year ended August 31, 2017, the Company sold 2,000,000 shares of common stock for $10,887,261 in cash, net of offering costs paid of $1,112,739.

During the year ended August 31, 2017, the Company sold 394,375 shares of common stock for $1,577,500 in cash.

The Company also issued 635,313 warrants in connection with these stock sales during the year ended August 31, 2017. The warrants have exercise prices ranging from $4 to $6.90 per warrant.

During the year ended August 31, 2017, the Company issued 86,749 shares of common stock for services. The Company expensed the fair value of the common stock issued of $329,645. There was no common stock issued for services during the year ended August 31, 2016.

During the fiscal year ended August 31, 2017, the Company issued 67,500 shares of common stock following the exercise of warrants, of which 57,500 with an exercise price of $2.00 and 10,000 with an exercise price of $3.00 and received gross proceeds of $145,000. No common stock were issued following exercise of warrants for the fiscal year ended August 31, 2016. The total intrinsic value of warrants as of August 31, 2017, is $3,190,895.

The following tables summarize our warrants outstanding as of August 31, 2017 and 2016:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2015,	155,000	2.5	$2.50
Issued	1,872,600	2.5	$2.50
(Exercised)	-	-	-
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2016,	2,027,600	2.5	$2.50
Issued	635,313	1.5	$4.46
(Exercised)	(67,500)	-	2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2017,	2,595,413	1.5	$2.99

The following table summarizes information about warrants outstanding as of August 31, 2017:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	956,300	1.5
$3.00	1,003,800	1.5
$4.00	535,313	1.5
$6.90	100,000	1.5
	2,595,413	1.5

Note 5: Stock based Compensation

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, as of August 31, 2017, approximately 920,000 options and 100,000 shares have been designated by the Board of Directors for issuance and approximately 130,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. As of the date of this filing, 296,250 options have vested. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator.

The Company granted options to purchase an aggregate total of 920,000 shares of Common Stock during the year ended August 31, 2017. Stock compensation expense was $43,415 and $0, respectively for the year ended August 31, 2017, and 2016.

The weighted average estimated fair value per share of the stock options at grant date was $4.44 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2017
Expected life	4.0 years
Estimated volatility	37.03% - 44.74%
Risk-free interest rate	1.86% - 2.02%
Dividends	-

Stock option activity during the year ended August 31, 2017, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2016	-	$-
Exercised	-	$-
Granted	920,000	4.60
Forfeited	(130,000)	$4.45
Expired
Options outstanding at August 31, 2017	790,000	$4.62

As of August 31, 2017, the total compensation cost related to unvested share-based awards not yet recognized was $1.1m, which is expected to be recognized over approximately 3.6 years on a weighted-average basis. The total intrinsic value of options as of August 31, 2017 is $77,550.

Note 6: Related Parties

Scott Absher, CEO and COO of the Company, is also the Principal at Struxurety, a consulting company. Scott Absher drew a monthly retainer from the Company for his role in the early stage work completed for the Company. Scott Absher transitioned to being the Company’s employee on April 1, 2016. During the year ended August 31, 2016, the Company incurred $96,000 in professional fees from Struxurety.

J. Stephan Holmes, an advisor to and significant shareholder of the Company, was the COO at XccelerateHR, LLC (“XccelerateHR”), a company that provided payroll processing services to the Company. J. Stephan Holmes resigned as the COO at XccelerateHR on March 31, 2016. The Company incurred $360,000 and $96,000 in such professional fees to J. Stephen Holmes for management consulting services for the year ended August 31, 2017, and 2016, respectively.  ShiftPixy incurred $9,776 in batch processing fees to XccelerateHR during the year ended August 31, 2016.

During the year ended August 31, 2016, the Company paid $300,000 as an advance payment of future commission obligations to XccelerateHR as an independent producer for the Company. This advance has been reduced by payments for software license transfers, workers’ compensation deposits and other charges owed to the Company by XccelerateHR. Prepaid commissions totaled $61,100 and $174,200 as of August 31, 2017 and 2016 respectively, and are included in prepaid expenses in the accompanying consolidated balance sheets.

On May 15, 2017, Mark Absher, Director and In-House Counsel and brother of Scott Absher, was granted 50,000 options to common stock, as part of the 2017 Plan, exercisable on March 15, 2017 with expiration date of March 14, 2027, at an exercise price of $4.00. On May 10, 2018, Mark Absher was also granted an additional 50,000 options to common stock at an exercise price of $2.50 and exercisable in May 2018 with expiration date in May 2028.

On February 1, 2018, Patrice H. Launay, Chief Financial Officer, was granted 50,000 options to common stock, as part of the 2017 Plan, at an exercise price of $2.95 and exercisable in February 2018, with expiration date in January 2028. On May 10, 2018, he was also granted an additional 6,250 options to common stock exercisable at an exercise price of $2.50 exercisable in May 2018 with expiration date in May 2028.

Note 7: Fixed Assets

Fixed assets consisted of the following at August 31, 2017 and 2016:

	August 31, 2017	August 31, 2016
Equipment	$83,885	$83,885
Furniture & fixtures	268,385	263,724
Leasehold improvements	24,386	24,386
	376,656	371,995
Accumulated depreciation & amortization	(88,591)	(23,222)
Fixed assets, net	$288,065	$348,773

Depreciation & amortization expense for the years ended, August 31, 2017, and 2016 was $65,369 and $23,222, respectively.

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

As of August 31, 2017, and 2016, the Company had cumulative net operating loss carryforwards of approximately $9,396,000 and $1,930,000 respectively, which begin to expire in 2029. The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent and depreciation. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2017 and 2016 was approximately $3,213,000 and $813,000, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate (34%) to the total benefit for income taxes at August 31, 2017 was primarily due to changes in the valuation allowance for deferred taxes as follows:

	August 31, 2017	August 31, 2016
Benefit computed at statutory federal rate of 34%	$2,535,000	$630,549
Non-deductible penalties and other permanent differences	$(85,000)	$(2,086)
State taxes (8.84%)	$659,000	$163,943
Redetermination of prior year taxes	$104,000	$20,594
Change in valuation allowance	$(3,213,000)	$(813,000)
Net income tax provision	$-	$-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2017, and 2016, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company’s net operating losses (“NOL”) may be limited by the provisions of IRC Section 382, for which the Company has not performed an analysis of the potential limitations. These limitations will be imposed when the Company attains taxable income against which the NOL’ will be utilized. As explained above, the Company has determined that it is more likely than not that the Company’s deferred tax assets related to NOL Carryforwards will be utilized.

The Company is subject to taxation in the U.S. Our tax years for 2015 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

Note 9: Commitments and Contingencies

Operating Lease

Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices, with a termination date that coincides with the termination date of the prior lease. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease payments under non-cancelable operating leases at August 31, 2017, are as follows:

Years ended August 31,
2018	$314,000
2019	337,000
2020	347,000
2021	270,000
2022	-
Total minimum payments	$1,268,000

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employee who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended August 31, 2017, and 2016.

Litigation

During the ordinary course of business, the Company is subject to various claims and litigation. We are not aware of any threatened litigation or action that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us .

Note 10: Subsequent Events

The Company issued 37,500 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $75,000.

On September 28, 2017, the Company granted each 26,316 common shares, through the ShiftPixy, Inc., Plan to two of its two independent directors, Whitney White and Sean Higgins at a fair value of $2.95 per share, of which 50% will vest on the date marking the six-month anniversary and the remaining 50% of the shares vesting on the first anniversary of service under the executed agreement.

The Company granted options to purchase an aggregate total of 723,745 shares of Common Stock to its employees.

The Company granted 948,745 incentive stock options to employees with a grant-date average fair value of $2.77, which vest over a service period of 48 months.

On June 4, 2018, the Company entered into a securities purchase agreement with certain institutional investors for the sale by the Company of $10,000,000 of 8% senior secured convertible notes due on September 4, 2019. Concurrently with the sale of the notes, pursuant to the purchase agreement, the Company also sold warrants to purchase 1,004,016 shares of common stocks. The Company sold the notes and the warrants for $9 million. The net proceeds from the transaction was approximately $8.4 million after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses. The net proceeds received by the Company from the transactions will be used for mobile application development and support, IT and HR platform development and support, working capital and for general corporate purposes.

On August 9, 2018, the Company granted 12,296 shares of common stock for services to its Chairman of its Audit Committee and independent member of its Board of Directors.

Management has evaluated subsequent event pursuant to the issuance of the consolidated financial statements and has determined that other than listed above, no other subsequent events exist through the date of this filing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

On December 15, 2017, the Company dismissed Squar Milner LLP (“SquarMilner”) as its independent registered public accounting firm. The decision to change independent registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors. Such dismissal became effective upon completion by SquarMilner of its audit of the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017, and August 31, 2016.

The audit report of SquarMilner on the consolidated financial statements of the Company, as of and for the years ended August 31, 2017, and 2016, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were also no reportable events except that SquarMilner advised the Company of certain deficiencies in the Company’s internal control over financial reporting identified during their audits of the Company’s consolidated financial statements for the years ended August 31, 2017 and 2016 that individually or in aggregate constituted material weaknesses as described in Item 9.A to the Company’s annual report on Form 10-K/A for the years ended August 31, 2017 and 2016.

On December 18, 2017, after reviewing proposals from several accounting firms, the Audit Committee of the Board of Directors of the Company selected Marcum LLP to serve as the Company’s independent registered public accounting firm for the year ended August 31, 2018. During the Company’s two most recent fiscal years and the subsequent interim period prior to the engagement of Marcum LLP, the Company did not consult with Marcum LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K;

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

The material weakness relates to the following:

1. Lack of Adequate Finance and Accounting Personnel - Our current accounting staff is relatively small, and we do not have the required infrastructure to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. Since its last fiscal year, the Company has committed to a plan to develop its Accounting and Finance staff to meet the needs of its growing business, including but not limited to the hiring of a new Chief Financial Officer and Controller, the development of training on fraud and accounting topics and has designed controls to mitigate the risks resulting from the lack of segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

2. Lack of Audit Function Oversight - As of August 31, 2017, we had only one member of the audit committee, and, although the number of audit committee members and number of independent directors we had at such time complied with applicable rules, we did not have a majority of independent directors on the Company's Board of Directors.  This limited our ability to oversee the audit function.  On September 28, 2017, following the close of the 2017 fiscal year, we added two additional independent directors to our Board of Directors and to our audit committee such that as of that date we have had an audit committee consisting of three independent directors and a majority of independent directors on our Board of Directors.

3. Account Reconciliations - We lacked sufficient resources with expertise to perform timely and effective account reconciliations.

4. Lack of Adequate Controls over the Bank Cash Reconciliation Process - We were not able to appropriately reconcile our bank accounts to identify and record cash transactions in a timely fashion. This resulted in material adjustments to cash as well as unlocated differences in cash balances that were recorded to miscellaneous expense.

5. Outstanding Share Reconciliation - Unauthorized shares were issued that were not formally authorized or documented by management and the Board of Directors. Upon discovery of the unauthorized shares issuances, such shares were subsequently cancelled as a result . The Company has implemented controls to ensure that all shares issued are properly approved by the Board of Directors.

6. Payroll Liability and Payroll Tax Reconciliations - We were not able to appropriately reconcile payroll liabilities and payroll tax liability balances in a timely fashion. This resulted in material adjustments to payroll liabilities and payroll tax liabilities. With the increased resources, the Company implemented controls to ensure that payroll liability and payroll tax liability balances are timely reconciled.

7. Lack of System Integration: There is no linkage between the operations systems and the general ledger. This leads to significant reconciling adjustments for which there is lack of adequate review.

8. Reconciliation of Gross Revenue and Adjustments to Gross Revenue: There is lack of review of adjustments to gross revenue for completeness.  As the operations systems are not linked to the general ledger, there were amounts left out of the adjustment to gross revenue. The Company implemented procedures and controls to fully capture at each reporting date amounts as part of the adjustment to gross revenue.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

Changes in Internal Control Over Financial Reporting

Other than the changes to our internal controls over financial reporting discussed above, there were no changes that have occurred during the year ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The table below sets forth our directors and executive officers of as of the date of this Annual Report.

Name	Position	Age	Term of Office

Scott W. Absher	Director, President, Chief Executive Officer	57	Inception to Present (1)

Kenneth W. Weaver	Independent Director	62	December 5, 2016, to Present (1, 2)

Patrice H. Launay	Chief Financial Officer	43	January 24, 2018 to present (1)
Sean Higgins	Independent Director	53	September 28 , 2017 to present (1)
Whitney White	Independent Director	41	September 28, 2017 to present (1)
Mark Absher	Registered In-House Counsel, Director and Secretary	56	September 28, 2017 to present (1)

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

Whitney White was elected to serve as an Independent Director of the Company on September 28, 2017. From April 2017 to date, Mr. White has been Chief Operating Officer & Chief Technology Officer of Prime Trust, LLC, a Nevada chartered trust company. Before his service with Prime Trust, Mr. White spent 17 years with W.R. Hambrecht + Co., LLC., an investment banking, advisory and brokerage firm that was the Underwriter of the Company’s recently completed Regulation A offering, having served in various executive roles, including Chief Technology Officer and more recently as Managing Director, Equity Capital Markets. Mr. White earned a bachelor’s degree in computer science & psychology from Hamilton College, a master of business administration degree in finance and accounting from Columbia University’s Graduate School of Business, and a master of business administration degree in technology and entrepreneurship from the University of California Berkeley’s Hass School of Business. Mr. White holds a Series 79 license as an Investment Banking Representative, a Series 24 license as a General Securities Principal, and a Series 7 license as a General Securities Representative. As a member of the board, Mr. White contributes the benefits of decades of leadership and management experience building and advising early stage, technology-driven companies. Based on his investment banking experience, Mr. White brings to the board the benefits of corporate finance and governance expertise. As an experienced senior technologist, Mr. White brings to ShiftPixy years of experience applying technology to enhance traditional business processes. Mr. White will serve as chairman of the Compensation Committee and the Nominations Committee, and he will also serve on the Audit Committee.

Sean Higgins was elected to serve as an Independent Director of the Company on September 28, 2017. Since December 2002, Mr. Higgins has served as co-founder and Vice President of Professional Services of Herjavec Group, an information security solutions firm headquartered in Toronto, Ontario. Mr. Higgins earned a bachelor’s degree in computer science from Purdue University and a Master of Science degree in electrical engineering and applied physics from Case Western Reserve University. As a member of the board, Mr. Higgins contributes his significant industry, technical, and entrepreneurial experience. Mr. Higgins will serve on the Audit Committee, the Compensation Committee and the Nominations Committee.

Mark Absher was elected to serve as an Independent Director of the Company on September 28, 2017 in addition to continuing as the Company’s Registered In-House Counsel, a position he has held since June 2016. Before his service with ShiftPixy, Mr. Absher served for 11 years as Associate General Counsel of LifeWay, a Nashville based publisher and retail organization. Mr. Absher earned a bachelor’s degree in English education from Bob Jones University and a Juris Doctor degree from The John Marshall Law School in Chicago. Mr. Absher holds licenses to practice law in Illinois and Tennessee and is registered in California to provide legal services as in-house counsel to ShiftPixy, Inc. As a member of the board, Mr. Absher contributes significant industry-specific experience and expertise with regard to the Company’s service offering, having served as legal counsel or advisor to three companies in the employment services industry. In addition, Mr. Absher contributes his knowledge of the Company’s business, service offerings and markets, as well his substantial experience assisting with the development of corporate strategy and business operations. Mr. Absher is the brother of ShiftPixy’s CEO, Scott W. Absher.

Patrice Launay was appointed to serve Chief Financial Officer on January 24, 2018. Before his service with ShiftPixy, Mr Launay served as an audit manager for various large regional and multinational accounting firms. Mr Launay began his career at PricewaterhouseCoopers (PwC) where he spent six years in Paris and Los Angeles. Mr Launay then spent two years at Groupe Roullier as Corporate Controller, and the following two years as an audit Manager for the City Auditor Office of the City of Long Beach, California, where he led several audits to help prevent and deter fraud within the city’s programs. From 2011 to 2016 Mr. Launay worked for BDO USA and was involved in the audits of several listed and non-listed companies in the US and Australia. Immediately before joining ShiftPixy, he served as a financial and accounting manager for RxSight, Inc., providing month end close assistance, designing and implementing effective controls, and drafting accounting procedures. Mr. Launay holds a master’s degree from the Business School of Tours (ESCEM) France with a major in Finance and Accounting, is a Certified Public Accountant (Active) and a Certified Fraud Examiner (Inactive) and holds a Series 65 securities license.

Family Relationships

Scott Absher and Mark Absher are brothers. There are no other family relationships between any of our officers and directors.

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

Board Committees

Our board of directors has established three standing committees, namely, audit, compensation and nominating-each of which operates under a charter that has been approved by our board. As of the date of this report, we have three independent directors who serve on each of the three committees, and one member of each of the committees serves as chairman of such committee.

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

For fiscal year ended August 31, 2017, there were two directors, Mr. Absher and Mr. Weaver. Mr. Absher and Mr. DeSantis (our former Chief Financial Officer) also served as executive officers. Mr. Absher and Mr. Holmes were also shareholders with more than 5% of issued common stocks. For fiscal year ended August 31, 2016, other than Mr. Absher there were no other individuals who participated in deliberations of the registrant’s board of directors concerning executive officer compensation. On December 5, 2016, Mr. Weaver joined the board, and he has from that date to August 31, 2017, served as the sole member of the Audit Committee, Compensation Committee and Nominations Committee. On September 28, 2017, two additional independent directors were added to the Board of Directors, Whitney White and Sean Higgins. One additional director, Mark Absher, was also added to the Board of Directors.

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

Name	Title	Year	Salary		Bonus	Stock awards	Option awards		Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Scott W. Absher	CEO/COO	2017	$640,625	(1)	0	0	50,000	(2)	0	0	$690,625
	CEO/COO CFO	2016	$252,250	(3)	0	0	0	(4)	0	0	252,250

Stephen P. DeSantis	CFO	2017	$100,000	(5)	0	0	50,000	(2)			$150,000

______________________

(1)	Mr. Absher’s salary was increased to $750,000 per year, beginning in December of 2016.

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

We entered into an agreement with Mr. Stephen DeSantis to serve as the Company’s CFO effective March 1, 2017. Mr. DeSantis’s salary was agreed to be set at $200,000 per year, provided, however, that the Company increased Mr. DeSantis’ salary in September 2017 to $250,000. On September 29, 2017, Mr. Stephen DeSantis tendered his resignation as Chief Financial Officer of ShiftPixy, Inc. Mr. DeSantis' resignation took effect on October 20, 2017.

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

__________

(1)

Reflects the award of 25,000 shares on March 16, 2017, through the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan (the “Plan”) at an assumed fair value at the time of issuance of $4.00 per share. The shares in connection with such issuance were deemed to have been purchased and immediately vested on June 5, 2017, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 25,000 shares were also committed on March 16, 2017, to issue through the Plan to Mr. Weaver, at an assumed fair value of $4.00 per share, and deemed to have been purchased and immediately vested on December 5, 2017, as a consequence of Mr. Weaver’s continued service as director through that date.

Mr. Absher was not paid any compensation as director for the years ended August 31, 2017, or 2016, and we have no agreement to pay Mr. Absher any separate compensation for acting as a director. Non-Director Compensation to Mr. Absher is set forth under “Summary Compensation Table,” above.

While Kenneth W. Weaver was not a director during our fiscal year ended August 31, 2016, he became our first independent director, as indicated above, on December 5, 2016. Mr. Weaver’s Director Agreement provides for a monthly retainer of $5,000, plus additional retainers for serving on the Audit Committee, Compensation Committee and Nominating Committee, plus additional retainers for serving as chairman of such committees, such additional retainers collectively amounting to $3,000 per month. In addition, the Company has committed to awarding Mr. Weaver stock or stock options, annually, having a minimum value of $75,000. Notwithstanding the terms of the Director Agreement with Mr. Weaver, on August 1, 2017, we completed an amendment to his Director Agreement providing that in consideration for the rights afforded under the Stock Issuance Agreement, dated March 16, 2017 (which was used in part to satisfy the obligations of the Company under the Director Agreement to award Mr. Weaver with stock having a value of at least $75,000), Mr. Weaver also verbally agreed to waive the monthly retainer and committee participation fees until the Company successfully completed its IPO and filed its first official report. Accordingly, the Company having completed its IPO in June of 2017 and having filed its first Form 10-Q on or about July 17, 2017, Mr. Weaver’s monthly compensation as set forth in the Director Agreement resumed effective August 1, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Scott Absher, CEO and COO of the Company, is also the Principal at Struxurety, a consulting company. Scott Absher drew a monthly retainer from the Company for his role in the early stage work completed for the Company. Scott Absher transitioned to being the Company’s employee on April 1, 2016. During the year ended August 31, 2016, the Company incurred $12,000 in professional fees from Struxurety.

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

During the years ended August 31, 2016, the Company, Inc. paid $300,000 as an advance payment of future commission obligations to XccelerateHR as an independent producer for the Company. This advance has been reduced by payments for software license transfers, workers’ compensation deposits and other charges owed to the Company by XccelerateHR. Prepaid commissions totaled $61,100 and $174,200 as of August 31, 2017 and 2016 respectively, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

On March 15, 2017, Mark Absher, Director and In-House Counsel and brother of Scott Absher, was granted 50,000 options to common stock exercisable on March 15, 2017 with expiration date of March 14, 2027, at an exercise price of $4.00. On May 10, 2018, Mark Absher was also granted an additional 50,000 options to common stock at an exercise price of $2.50 and exercisable in May 2018 with expiration date in May 2028.

On February 1, 2018, Patrice H. Launay, Chief Financial Officer, was granted 50,000 options to common stock at an exercise price of $2.95 and exercisable in February 2018 with expiration date in January 2028. On May 10, 2018, Patrice H. Launay was also granted an additional 6,250 options to common stock exercisable at an exercise price of $2.50 exercisable in May 2018 with expiration date in May 2028.

Director Independence

Our board of directors has determined that we do have one board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Marcum LLP was our independent registered public accounting firm for the fiscal year ended August 31, 2017.

Squar Milner LLP was our independent registered public accounting firm for the fiscal year ended August 31, 2016.

The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for fiscal years ended August 31, 2017 and 2016.

	2017	2016

Audit Fees (Marcum LLP)	$82,500	$-
Audit Fees (Squar Milner LLP)	118,800	90,400
Audit-Related Fees (Squar Milner LLP)	27,320	-
Tax Fees	-	-
All Other Fees	-	-
Total	$228,620	$90,400

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K/A, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	September 28, 2018	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	September 28, 2018

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	September 28, 2018

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Amendment to Kenneth Weaver Agreement

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

