Form 10-K/A
period 2017-08-31
ShiftPixy, Inc.
filed 2018-10-18
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this 10-K/A Amendment No. 2 to Form 10-K for the period ending August 31, 2017, in response to an SEC Comment letter on our Form S-3, filed October 1, 2018. This Amendment amends our Form 10-K filed December 14, 2017, and Form 10-K/A Amendment No. 1, filed September 28, 2018, only to the extent of changes hereto, which changes are limited to the exhibit index and signature pages.

No other changes have been made to the Form 10-K or Form 10-K/A other than those described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-K or Form 10-K/A or modify or update in any way disclosures made in the Form 10-K or Form 10-K/A.

2

Item 15. Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.4	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.5	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7	Amendment to Kenneth Weaver Agreement *

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

_________

* Filed herewith

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	October 18, 2018	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	October 18, 2018

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	October 18, 2018

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	October 18, 2018

/s/ Mark A. Absher	Mark A. Absher	Director	October 18, 2018

The above signatures constitute the signatures of the majority of our Board of Directors.

4

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.4	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.5	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7	Amendment to Kenneth Weaver Agreement *

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

________

* Filed herewith

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

5