Form 10-K
period 2018-08-31
ShiftPixy, Inc.
filed 2018-11-29
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.44 on February 28, 2018) was approximately $8,938,000.

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 29,371,327 shares as of November 27, 2018.

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

Our next phase of development, planned to be offered to our clients during the first calendar quarter of 2019, is the implementation of the scheduling component of our software, which is being designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We again plan to leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We plan to engage certain of our clients to begin using this functionality before the end of the first calendar quarter of 2019.

The next succeeding phase of development, also planned to be completed in the first calendar quarter of 2019, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform by the end of the first calendar quarter of 2019; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region. We currently reached geographical concentration in Southern California and we anticipate turning on these key features during the first calendar quarter of 2019.

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

Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience, their brand and the customer data. The first phase of this component of our platform is the driver onboarding, which was completed by the end of our third calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro meter” essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis. We also plan to begin using the “delivery features” of our mobile platform during the first calendar quarter of 2019

The ShiftPixy solution provides compliance-oriented benefits for our business clients. A significant problem for businesses in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act (the “ACA”). The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019. Employers still face regulatory issues and overhead costs for which we believe our services are a cost-effective solution. Also, we believe that a possible benefit to the repeal of the ACA employer mandate provisions may be to reduce our costs associated with the provision of health insurance coverage or payment of applicable penalties and enable us to pass a portion of the savings on to our clients, because we would no longer be subject to the employer mandate costs applicable to the ShiftPixy employees secured from our clients.

As part of our development strategy, in addition to our efforts to onboard clients as a staffing company, we are also onboarding clients via a professional employer organization (“PEO”) solution as well as administrative services only (“ASO”) solutions through our wholly-owned subsidiary ShiftableHR. Ultimately, we intend to migrate these clients to the new nextGEN ShiftPixy solution described above.

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

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and the company has a modest staff in Phoenix. In 2017, ShiftPixy opened an office in New York City, and the Company recently opened offices in Austin, Texas, Chicago and the Orlando area from which its local sales/services representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: San Francisco and Miami.

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

We define a client as any business paying us to provide employee related services. We are currently focused on clients in the restaurant and hospitality industries; however, we have clients in a variety of other industries as well. All have written client service agreements. The basic client agreement is substantially similar for all clients, with minor modifications to fit each client’s specific situation, and some differences to account for whether the engagement is with ShiftPixy or its wholly owned subsidiary, Shift Human Capital Management Inc.

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

•

New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and NextGen Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.) Mindful that most of its shifters will be Millennials who connect with the outside world primarily through a mobile device, ShiftPixy is poised to significantly expand its business through the ShiftPixy mobile app. The ShiftPixy mobile app is a proprietary application downloaded to mobile devices, allowing ShiftPixy’s shifters to access shift work opportunities at all of ShiftPixy’s clients, not just their current restaurant or hospitality provider, and with an added feature, anticipated to be available in the first calendar of 2019, also allowing shift employees not working at its clients to access shift work opportunities at all of its clients.

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

ShiftPixy and its subsidiary collectively serve, as of August 31, 2018 an aggregate of approximately 193 clients, with an aggregate of approximately 8,540 employees, including 6,370 employees of ShiftPixy and ShiftableHR that we provide to our clients and 2,170 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for fiscal year 2018.

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

These services are also available to businesses in all industries, not just the restaurant and hospitality industries. We hope that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom we are providing these services recognize the value of the services provided by ShiftPixy, the parent. As of August 31, 2018, ShiftableHR had 116 clients with 5,132 worksite employees, including 2,170 employees for whom we provide only payroll administration services, and ShiftPixy had 77 clients with 3,408 worksite employees.

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

Competition

Competitors to our business model include businesses such as ShiftGig, Instawork, Snag, Jobletics and other comparable businesses that seek to arrange short-term work assignments for both employees and independent contractors. Competitors to our Ecosystem, which encompasses on a broad scale, the assignment of a workforce to businesses on a long-term basis, include businesses such as Insperity, TriNet Group, and Wageworks, and the assignment of individual workers to businesses generally on a short-term basis include businesses such as Kelly Services, ManpowerGroup, and Barrett Business Services.

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

Employees

As of August 31, 2018, we employed 55 people on a full-time basis in our corporate offices, and we served approximately 8,540 active, paid worksite employees.

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

Facebook: http://www.facebook.com/shiftpixy

Twitter: http://www.twitter.com/shiftpixy

YouTube: http://www.youtube.com/shiftpixy

Significant Developments in 2018

New Sales Offices

ShiftPixy recently opened offices in Austin, Texas, Orlando and Chicago from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: San Francisco and Miami.

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

Our next phase of development, planned to be completed in the beginning of the first calendar quarter of 2019, is the implementation of the scheduling component of our software, which is being designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We again plan to leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We plan to engage certain of our clients to begin using this functionality before the end of the first calendar quarter of 2019.

The next succeeding phase of development, also planned to be completed in the first calendar quarter of 2019, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform during the first calendar quarter of 2019. The intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we currently have in Southern California. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

We also plan to begin using the “delivery features” of our mobile platform during the first calendar quarter of 2019. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform is the driver onboarding, which was completed by the end of our third calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro meter” essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis. We plan to begin using the “delivery features” of our mobile platform during the first calendar quarter of 2019.

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

We are an emerging business and are in the process of developing our products and services. We have been in business for 38 months as of August 31, 2018. Although we have now processed gross billings of $222.4 million for the fiscal year ended August 31, 2018, it is still difficult, if not impossible, to forecast our future results based upon our limited but now improving historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.

There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Except from the proceeds of our initial public offering (“IPO”) and our recent private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs), we have no binding agreements, commitments or understandings to secure additional financing at this time. We have no binding agreements, commitments or understandings to acquire any other businesses or assets. Our long-term future growth and success is dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.

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

Under the Contract Service Agreement (“CSA), we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as an agent, not as a principal of the client. Our obligations include responsibility for:

•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee

•	withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity

If a client does not pay us, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

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

In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our business. Healthcare reform under the federal Patient Protection and ACA, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our business’s clients and prospects. If the ACA is repealed or replaced, the elimination of employer mandates and similar employer requirements currently imposed by the ACA, and other regulatory changes could in the future reduce our revenues. Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

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

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

As of August 31, 2018, the Company had cash of $1.6 million and a working capital deficiency of $13.2 million. During the year ended August 31, 2018, the Company used approximately $9.5 million of cash in operation, of which $6.6 million was attributed to the mobile development costs and $1.4 million was attributed to the workers’ compensation initial deposit. The Company has incurred recurring losses resulted in an accumulated deficit of $26 million as of August 31, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as going concern within one year from issuance date of the financial statements, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes that our revenue growth and the financing from potential institutional investors as further described in elsewhere in this annual report should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending November 28, 2019, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

We have warrants and convertible debt that may be converted into shares issued in the future, which would dilute your ownership in the Company

On June 4, 2018, the Company issued 8% senior secured convertible note agreements with certain institutional investors in which, at any time while there is an outstanding balance, the notes may be converted, at the option of the holders at a conversion price for the principal and interest set at $2.49, subject to adjustment from down round price protection. However, from and after the maturity date, the conversion price should be the lesser of (a) the initial conversion price of $2.49, subject to adjustment from down round price protection and (b) 15% discount to the lowest volume weighted average price. In conjunction with the above transaction, the Company also granted warrants of up to 1,220,884 shares of common stock, which may be exercised any time after December 4, 2018 (initial exercise date), until December 4, 2023 (termination date). If the price per share of our common stock at the time of exercise of any warrants or conversion of any convertible notes is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership of our common shareholders.

The agreements governing our notes contain a mandatory default amount when an event of default occurs

The indenture governing our 8% senior secured convertible notes, due September 4, 2019, contains a mandatory default amount when an event of default occurs. The Company executed registration rights agreements with each of its institutional investors. These registration rights agreements require, among other things, that the initial registration statement should be (a) filed within 30 days of June 4, 2018, and (b) declared effective by the SEC within 90 days of June 4, 2018, or 120 days of June 4, 2018, in the case of a “full review” by the SEC. Our registration statement was filed on October 1, 2018, and it was declared effective by the SEC as of October 29, 2018; thus, both the filing and the effectiveness deadlines were missed.

The Convertible note debentures define the mandatory default amount as the sum of (a) the greater of (i) the outstanding principal amount of the note, plus accrued and unpaid interest and make whole, divided by the conversion price on the date the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a lower conversion price, multiplied by the highest weighted average price for the common stock on the trading market during the period beginning on the date of first occurrence of the event of default and ending on the date the mandatory default amount is demanded or otherwise due or paid in full, or (ii) 130% of the outstanding principal amount of the note plus 100% of accrued and unpaid interest and make whole and other costs, expenses and liquidated damages due in respect of the notes. The make whole amount is defined as the initial twelve-month interest amount. Liquidated damages are calculated as the product of 2% by the aggregate subscription amount paid by each holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum accruing daily.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued interest but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, should become, at the holder’s election, immediately due and payable in cash at the mandatory default amount. Commencing five days after the occurrence of any event of default that results in the eventual acceleration of the notes, the interest rate on the notes shall accrue interest at 18% daily.

Notwithstanding the Company’s having missed the filing and effectiveness deadlines set forth in the registration rights agreements, management believes that the Company is not accountable for the defaults, because the delays resulting in the defaults were caused by matters outside of the reasonable control of the Company. While it was not impossible to perform the contract in general, it was impossible to perform to the extent necessary to meet the specific deadlines.

As explained in our Annual Report on Form 10-K/A Amendment 1, filed on September 28, 2018, the Company was compelled by unusual circumstances to re-audit its fiscal year ended August 31, 2017, financial statements—an action that caused extensive, unexpected delay. Our former independent registered accounting firm, Squar Milner, noted that the Company restated its fiscal year 2017 interim financial information in its quarterly filings with the SEC, which restatement required Squar Milner, in its opinion, to perform substantive procedures. Squar Milner indicated that the conduct of such procedures was problematic, however, in as much as the performance of such procedures would compromise its independence. Squar Milner noted that on January 24, 2018, the Company hired its Chief Financial Officer who was a Squar Milner consultant and a member of Squar Milner’s engagement team for a brief period of time with regard to the audit of ShiftPixy’s fiscal year ended August 31, 2016, financial statements. Squar Milner accordingly determined that it was no longer independent to the Company as it related to the fiscal year ended August 31, 2017. Therefore, to overcome Squar Milner’s objection, the financial statements for the Company’s fiscal year end August 31, 2017, were re-audited by Marcum LLP, and our Form 10-K for that period was amended to reflect the re-audit. Management believes that the re-audit was not required, and the performance of the re-audit caused unnecessary delays such that it was impossible for the Company to perform the actions necessary to meet the filing and effectiveness deadlines set forth in the registration rights agreements. Moreover, we believe that the delays did not otherwise cause any harm to our investors that would necessitate any award of liquidated damages.

Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates May be Limited

We record our State Unemployment Tax (“SUI”) expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received for purposes of pricing. In a period of adverse economic conditions state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI tax rates would likely increase substantially. Some states have the ability under law to increase SUI tax rates retroactively to cover deficiencies in the unemployment fund.

In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans. Employers in such states are experiencing higher FUTA tax rates as a result of not repaying their unemployment loans from the federal government in a timely manner. The credit reduction is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the credit reduction is applicable.

Generally, our contractual agreements allow us to incorporate such statutory tax increases into our service fees upon the effective date of the rate change. However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the clients’ contracts could be limited, resulting in a potential tax increase not being fully recovered. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

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

Mr. Scott W. Absher, CEO and Director and the beneficial owner of approximately 43.5% of our stock as of August 31, 2018, has limited experience managing a public company, which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. We are endeavoring to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

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

Abrupt political change and terrorist activity may pose threats to our business and increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory requirements that could impact our operating strategies, hiring, and profitability.

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

The Tax Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions could require accumulation of information not previously required or regularly produced. Additional regulatory guidance as issued by the applicable taxing authorities, could materially affect our tax obligations and effective tax rate

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease space for our principal offices at 1 Venture, Suite 150, Irvine, CA 92618. Our landlord is Olen Commercial Realty Corporation. Our lease is for a five-year term and for 8,500 square feet. This lease began on April 15, 2016 and will expire on June 14, 2021. In July 2017, we entered into a second lease for 2,713 square feet of expansion space in the same building. The landlord and lease term are the same for both leases.

Sales Office

As of August 31, 2018, the Company has four sales offices located in New York, Chicago, Orlando and Austin.

In July 2017. we also entered into a month to month office lease in New York City for monthly rent of approximately $5,000, securing space for a small client acquisition and support staff.

We also entered into month to month offices lease in Chicago, Illinois in June 2018, Orlando, Florida and Austin, Texas in March 2018 for aggregate monthly rent of approximately $10,000 for client acquisition and support staff.

We consider that these spaces and arrangements are sufficient for our current needs, although as we expand existing operations or open other offices in other cities, we will need to secure leases in those cities as well.

Item 3. Legal Proceedings

In the normal course of business, ShiftPixy, Inc., is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, ShiftPixy, Inc., believes that it has valid defenses with respect to the legal matters pending against it and that the ultimate resolution of these matters will not have a materially adverse impact on its financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock was listed for trading on The NASDAQ Stock Market LLC on June 28, 2017, under the symbol “PIXY.”

The table below sets forth the high and low closing sales prices of our common stock on The NASDAQ Stock Market LLC for the period indicated.

	High	Low
2018
First Quarter	$4.27	$2.29
Second Quarter	4.17	2.00
Third Quarter	4.62	2.30
Fourth Quarter	4.62	2.49

2017
June 29, 2017 to August 31, 2017	$11.64	$3.56

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

Sale of Unregistered Securities

Unregistered Sales of Securities

During the year ended August 31, 2018, the Company entered into 8% senior secured convertible notes with certain institutional investors in the principal amounts of $10,000,000. The notes are senior and secured by all the assets of the Company. Sales of all of these securities were made pursuant to Rule 506 (c) of Regulation D promulgated by the SEC under the Act.

During the year ended August 31, 2018, the Company granted warrants to purchase 1,220,883 shares of common stock related to the convertible notes to institutional investors and investment bank, at an exercise price of $2.49, subject to adjustment, and expiration date of 5 years.

Exercise of Warrants

During the fiscal year ended August 31, 2018, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 37,500 shares of our common stock at an exercise price of $2.00 per share. Such shares are subject to applicable restrictions on disposition pursuant to Rule 144.

Stock Option / Stock Issuance Plan

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, as of August 31, 2018, approximately 1,868,745 options and 177,224 shares have been designated by the Board of Directors for issuance and approximately 520,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. Accordingly, no persons awarded options has vested ownership of shares underlying the options for at least 60 days from the date of this Report. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders of our common stock in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Item 6. Selected Consolidated Financial Data

As a smaller reporting company, we have elected not to provide the information required by this item.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of August 31, 2018, and for the year in the period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern

Overview

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

A significant problem for employers in the Gig Economy involves compliance with employment related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act. The compliance challenges are often complicated by the actions of many employers in reducing workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

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

•

ShiftPixy Shifter Solution: Shifters placed with one of ShiftPixy’s clients can now access other shift work with other ShiftPixy clients, ultimately through the new ShiftPixy mobile app, a prototype of which was released in September 2016. When released to the general public, anticipated to be in the first calendar quarter of 2019, the ShiftPixy mobile app will enable not only ShiftPixy shift employees but also ultimately shift employees outside the ShiftPixy Ecosystem, many of them Millennials who connect to the outside world solely through mobile devices, to access available shift jobs at all of ShiftPixy’s participating clients. In addition to the benefits of working not as independent contractors but as employees, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market, and the company has a modest staff in Phoenix. ShiftPixy opened office in New York City in the later part of our fiscal year 2017. During the fiscal year ended August 31, 2018, ShiftPixy opened offices in Austin, Texas, Orlando area, Florida, and Chicago, from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: San Francisco and Miami.

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

ShiftPixy and its subsidiary collectively serve, as of August 31, 2018, an aggregate of 193 clients with an aggregate of approximately 8,540 employees, including 6,370 employees of ShiftPixy and ShiftableHR that we provide to our clients and 2,170 employees of our clients for whom we provide only payroll administration services. No one client represented more than 10% of our revenues for fiscal year 2018.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015. We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of August 31, 2018, ShiftableHR had 116 clients with 5,131 worksite employees, including 2,170 employees for whom we provide only payroll administration services.

Significant Developments in 2018

New Sales Offices

ShiftPixy recently opened offices in Austin, Texas, Orlando and Chicago area from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: San Francisco and Miami.

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

Our next phase of development, which will be completed in the first calendar quarter of 2019, is the implementation of the scheduling component of our software, which was designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action.

The next succeeding phase of development, planned to be completed in the first calendar quarter of 2019, includes the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. We currently plan to have the onboarding, scheduling and shift intermediation functionalities operable and integrated across our platform during the first calendar quarter of 2019; however, the intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region, which we currently have in our Southern California market. Our goal is to have the mobile platform serve not only to enable our shift workers to secure additional shift work and our job provider clients to fill open shifts but also to attract new clients who see the value associated with being able to fill open shifts with a ready-to-hire workforce. This software is an important component of our overall ecosystem, and we are excited about our continued development.

We also plan to begin using the “delivery features” of our mobile platform during the first calendar quarter of 2019. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery, preserve their customer experience and their brand as well as their customer data. The first phase of this component of our platform is the driver onboarding, which was completed by the third calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro meter” essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

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

Future implementation of blockchain technology within ShiftPixy’s technological ecosystem is anticipated to include the extended applications for payroll and real-time payments, and utilizing smart contracts for employment contracts, which facilitate the performance of credible, trackable, and irreversible transactions without third parties. For purposes of clarification, we note that ShiftPixy has never, does not now and will never use its blockchain technology in any form of cryptocurrency or cryptocurrency related application.

Performance Highlights

FYE 2018 vs. FYE 2017

•	Served approximately 193 clients and co-employed average 8,540 worksite employees, a 68.3% increase in average worksite employees compared to the same period in 2017, and

•	Processed approximately $222.4 million in gross billings (a non-GAAP measurement), an increase of 76% over the same period in 2017.

Our financial performance for the fiscal year ended August 31, 2018, compared to the fiscal year ended August 31, 2017, included:

Revenues increased 72.7% to $35 million due to increased number of worksite employee the Company is currently servicing.

Cost of Revenue increased 78% to $29.5 million due to increased number of worksite employees, incremental workers compensation from engaging with two clients in the janitorial space, increase in our state unemployment tax rate from prior year and increased in accrued workers’ compensation costs based on estimated projected losses.

Operating expenses increased 83.9% to $20.6 million primarily attributable to an increase in corporate payroll related cost, paid commissions, professional fees and other general and administrative expenses resulting from the growth of our business and from being a listed Company. A significant part of the increase in operating expense relates to the accrual of penalties and liquidated damages associated with technical defaults under the registration rights agreements relating to our 8% senior secured convertible notes.

Interest expense increased by 100% to $1.5 million resulting from the interest paid on the convertible notes, the amortization of the corresponding debt discount and debt issuance costs related to our recent financing and the accrual of a guaranteed twelve-month of interest clause related to the terms of our convertible notes following an event of default.

Net Loss increased to $16.6 million or $0.58 per diluted share in FYE 2018, from $7.5 million or $0.28 per diluted share in FYE 2017.

Results of Operations

Year Ended August 31, 2018 Compared to Year Ended August 31, 2017

The following table summarizes our consolidated results of operations:

	For the Years Ended
	August 31, 2018	August 31, 2017

Revenues (gross billings of $222.4 million and $126.4 million less worksite employee payroll cost of $187.5 million and $106.1 million, respectively)	$34,958,748	$20,244,419

Cost of revenue	29,458,395	16,552,197
Gross profit	5,500,353	3,692,222
Operating expenses:
Salaries, wages and payroll taxes	5,382,720	4,268,851
Stock-based compensation - general and administrative	200,332	43,415
Commissions	1,593,692	845,920
Professional fees	2,240,690	1,369,242
Software development	3,827,618	2,683,334
Depreciation and amortization	274,321	65,369
General and administrative and registration rights penalties	7,052,622	1,908,081
Total operating expenses	20,571,995	11,184,212
Operating Loss	(15,071,642)	(7,491,990)
Other Expense
Interest expense	(1,504,837)	-

Net Loss	$(16,576,479)	$(7,491,990)

Net loss per common share
Basic and diluted	$(0.58)	$(0.28)

Weighted average number of common shares
Basic and diluted	28,810,103	26,778,658

Results of Operations

Revenue. Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the fiscal year ended August 31, 2018, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO).

Gross billings for the year ended August 31, 2018, versus the year ended August 2017 totaled $222.4 million compared to $126.4 million. As a result, gross billings increased by $96 million or 76%.

Our revenue excludes the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Revenue for the year ended August 31, 2018, versus the year ended August 31, 2017, totaled $35.0 million compared to $20.2 million. As a result, net revenue increased by $14.8 million or 72.7%.

Approximately $12.3 million is attributed to the additional worksite employees the Company is servicing, which increased by 2,610 to an average of 6,900 for the fiscal year ended August 31, 2018, compared to an average of 4,290 for the fiscal year ended August 31, 2017.

Approximately $2.5million is attributed to the addition of new client operators for the fiscal year ended August 31, 2018, with an average gross wages per employee greater than our historical average.

Cost of Revenue. Our cost of revenue includes the costs of employer side taxes and workers’ compensation insurance coverage. Cost of revenues for the year ended August 31, 2018, versus the year ended August 31, 2017, totalled $29.5 million compared to $16.6 million. As a result, cost of revenues increased by $12.9 million or 78%.

Approximately $10 million is attributed to the additional worksite employees the Company is servicing, which increased by 2,610 from an average of 4,290 for the fiscal year ended August 31, 2017, to an average of 6,900 employees for the fiscal year ended August 31, 2018.

Approximately $1.2 million of the increase is attributed to an increase in the Company’s state unemployment tax rate and the Federal Unemployment Tax credit reduction for the state of California.

Approximately $0.8 million of the increase is attributed to the increase in workers’ compensation expense, resulting from engaging with two clients in the janitorial business, serving approximately 200 worksite employees, for which the cost of workers’ compensation insurance is triple the average cost of coverage for employees in the traditional vertical in which we otherwise operate. The Company incurred $2.1 million of workers’ compensation insurance expense for these two clients in the fiscal year ended August 31, 2018, compared to $1.3 million in the fiscal year ended August 31, 2017.

Approximately $0.9 million of the increase is attributed to the estimated workers’ compensation costs based on incurred losses and estimate of future cost trends.

Gross Profit. Gross profit for the year ended August 31, 2018, versus the year ended August 31, 2017 totaled $5.5 million compared to $3.7 million, an increase $1.8 million or 49%. Gross profit as a percentage of revenue decreased from 18.2% for the year ended August 31, 2017, to 15.7% for the year ended August 31, 2018 or a net decrease of 2.5% year over year. Such decrease is directly related to an increase in the Company’s unemployment tax rate, an increase in the federal unemployment tax credit reduction for the State of California and approximately $1.2 million in workers’ compensation claim losses projection based on incurred losses and estimate of future cost trends.

Operating Expenses

The following table presents certain information related to our operating expenses

	Year ended August 31,
	2018	2017	% Change
	(in thousands)	(in thousands)
Salaries, wages and payroll taxes	$5,382	$4,269	26.1%
Stock-based compensation	200	44	361.4%
Commissions	1,594	846	88.4%
Professional fees	2,241	1,369	63.6%
General and administrative and registration rights penalties	7,053	1,908	269.6%
Software development	3,828	2,683	42.6%
Depreciation and amortization	274	65	319.6%
Total operating expenses	$20,572	$11,184	83.9%

Operating expenses were $20.6 million in 2018, a 83.9 % increase over 2017. The components of operating expenses changed as follows:

Salaries, wages and payroll taxes, for the fiscal year ended August 31, 2018, increased by $1.1 million to $5.4 million compared to $4.3 million for the fiscal year ended August 31, 2017.

Approximately $0.8 million of the increase is attributed to the increase in our corporate payroll employee from an average of 37 corporate employees for the fiscal year ended August 31, 2017, to 44 employees for the fiscal year August 31, 2018.

Approximately $0.3 million of the increase is attributed to the increase in benefits provided to our corporate employees and our Shift Human Capital Management PEO worksite employees as well as an increase in benefits’ rates.

Stock-Based compensation increased by $0.16 million or 361.4% to $0.2 million for the fiscal year ended August 31, 2018. This increase was primarily due additional 493,745 stock option awards granted to our corporate employee under our Stock Option and Stock Issuance Plan established in March 2017. The increase is also attributed to the increase of our corporate employee from 40 as of August 31, 2017, to 55 as of August 31, 2018.

Commission increased by $0.7 million or 88.4% to $1.6 million, from $0.9 million in the fiscal year ended August 31, 2017. Commissions are primarily associated with compensation to our sales force for sales as well as to our property and casualty agents. Commission expenses approximates 0.7% of our gross billings for the year ended August 31, 2018, and 2017, respectively.

Professional fees for the year ended August 31, 2018, increased by $0.8 million or 63.6% to $2.2 million, from $1.4 million for the year ended August 31, 2017.

Approximately $0.3 million is attributable to the increase in consulting fees paid to our majority shareholder & sales manager;

Approximately $0.3 million is attributable to additional audit fees resulting from the re-audit of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2017 and the corresponding consent fees charged from our previous independent registered auditor, fees incurred for the filing of our registration statement on Form S-3 following our recent financing.

Approximately $0.2 million is attributable to the additional fees incurred for shares issued for service to our independent directors. Since September 2017, the Company compensates our independent directors at an average monthly amount of $20k.

Depreciation & Amortization increased by $0.2 million or 319.6% from our previous fiscal year. The Company capitalized $2.8 million of software development costs related to the application development stage during the year ended August 31, 2018 as opposed to $0 million during the year ended August 31, 2017.

General and Administrative and registration rights penalties expenses for the year ended August 31, 2018, increased by $5.1 million or 269.6% to $7.1 million, from $2.0 million for the year ended August 31, 2017.

Approximately $3.5 million relates to the accrual of penalties and liquidated damages associated with technical defaults under the registration rights agreements relating to our 8% senior secured convertible notes, assuming that such expenses are payable. The events of default occurred as a consequence of the Company’s having missed the registration statement filing and effectiveness deadlines set forth in the registration rights agreements. Notwithstanding the Company’s having missed the registration statement filing and effectiveness deadlines set forth in the registration rights agreement, management believes that the Company is not accountable for the defaults, because the delays resulting in the defaults were caused by matters outside of the reasonable control of the Company. While it was not impossible to perform the contract in general, it was impossible to perform to the extend necessary to meet the specific deadlines.

Approximately $0.2 million is attributable to increased rent expense following our geographical expansion.

Approximately $0.7 million is attributable to additional investor’s relations and marketing expenses, resulting from being a listed company as well as management’s decision to build awareness around our business proposition and develop business opportunities.

Approximately $0.7 million is attributable to paid and accrued penalties resulting from late remittances of payroll tax liabilities and settlement of various claims.

Interest Expense was $1.5 million in 2018 compared to $0 million in 2017 or a net increase of $1.5 million or 100%.

Approximately $0.6 million relates to the accrual of the guaranteed twelve month of interests as part of the mandatory default clause of the debentures that was triggered following the event of default on our recent financing (See risk Factors)

Approximately $0.7 million relates to the amortization of the debt discount and debt issuance costs related to the secured convertible notes.

Approximately $0.2 million is related to the coupon payments on the outstanding principal amount of the convertible notes. Please read note 7 to the consolidated financial statements for additional information.

Net loss. As a result of the explanations described above, the net loss for the fiscal year ended August 31, 2018, was $16.6 million, compared to a net loss of $7.5 million in the prior year representing an increase of $9.1 million or 121%.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

As of August 31, 2018, the Company had cash and cash equivalents of $1.6 million and a working capital deficiency of $13.2 million. During the year ended August 31, 2018, the Company used approximately $9.5 million of cash in its operation, of which $6.6 million was attributed to the mobile development costs and $1.4 million was attributed to the workers’ compensation deposit. The Company has incurred recurring losses resulted in an accumulated deficit of $26 million as of August 31, 2018. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs).

Exclusive of the developments costs and the initial deposits made to our workers’ compensation program, the Company is currently using $0.4 million each quarter from its operations or a little over $0.1 million per month. The Company has already realized a significant reduction to its workers compensation expense resulting from changing certain providers and achieving some economies of scale. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operating cash burn. Our business proposition has generated significant interest among temporary staffing companies, and the Company has already added several firms with an average employee count between 200/300 worksite employees.

The key features of the Company’s mobile application have been fully developed, one of the key features has been released and two other key features are now ready to be released at minimal additional costs. The deployment of these features expected in the first calendar quarter of 2019, would further accelerate growth as the Company’s clients would be able to remediate their turnover issues. The Company also developed an additional driver management layer to its mobile platform and plan to begin using this “delivery feature” of its mobile platform during the first calendar quarter of 2019.

The Company’s plans and expectations for the next 12 months include raising capital to help fund expansion of its operations, including the development and support of its IT and HR platform. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction.

The Company believes that its current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated financial statements do not include any adjustments from this uncertainty.

Cash Flows

The following table sets forth a summary of changes in cash flows for the twelve months ended August 31, 2018 and 2017:

	Twelve Months Ended August 31,
	2018	2017
Net cash used in operating activities	$(9,538,265)	$(7,576,927)
Net cash used in investing activities	(3,018,580)	(4,661)
Net cash provided by financing activities	8,309,923	12,609,761
Change in cash	$(4,246,922)	$5,028,173

During the year ended August 31, 2018, the Company used approximately $9.5 million of cash in its operations, of which $6.6 million was attributed to the mobile application development costs and $1.4 million was attributed to the workers compensation deposit. Exclusive of the development costs and workers compensation deposit, the Company is currently using approximately $1.5 million each year from its operation or approximately $0.4 million per quarter. The increase in cash used in operating activities was due primarily from the additional corporate employee and the corresponding salaries and employer taxes, additional professional fees related to our audit and re-audit, consulting fees paid to our founder and majority shareholder as well as additional legal fees resulting from being a listed company.

The increase in cash used in investing activities was primarily due to the capitalization of the mobile application development costs. The Company incurred $6.6 million of software development costs, of which $2.8 million was capitalized pursuant to applicable accounting guidance.

The increase in cash from financing activities was primarily due to the proceeds from the $9 million proceeds ($8.4 million net of closing costs) from the issuance of convertible notes in June 2018.

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

Reconciliation of GAAP to Non-GAAP Measure

	For the year Ended August 31,
	2018	2017
Gross Billings	$222,413,495	$126,391,207
Less: Adjustment to gross billings	187,454,747	106,146,788
Revenues	$34,958,748	$20,244,419

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ShiftPixy, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShiftPixy, Inc. (the “Company”) as of August 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended August 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

November 28, 2018

ShiftPixy Inc.
Consolidated Balance Sheets

	August 31, 2018	August 31, 2017
ASSETS

Current assets
Cash	$1,649,783	$5,896,705
Restricted cash – workers’ compensation	305,218	-
Accounts receivable	110,931	428,790
Unbilled accounts receivable	6,192,631	-
Deposit-workers’ compensation	1,366,879	2,335,000
Prepaid expenses	563,002	352,188
Other current assets	258,901	15,916
Total current assets	10,447,345	9,028,599

Fixed assets, net	3,032,325	288,065
Deposits- workers’ compensation	2,201,556	-
Deposits and other assets	120,606	126,480
Total assets	$15,801,832	$9,443,144

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$1,246,461	$1,160,474
Payroll related liabilities	9,476,641	2,388,454
Convertible Note, Net	7,156,515	-
Accrued workers’ compensation costs	305,217	-
Other current liabilities	5,455,921	278,982
Total current liabilities	23,640,755	3,827,910

Noncurrent liabilities
Accrued workers’ compensation costs	900,978	-
Total liabilities	24,541,733	3,827,910

Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 28,851,787 and 28,762,424 shares issued and outstanding as of August 31, 2018 and 2017, respectively	2,886	2,877
Additional paid-in capital	17,233,919	15,012,584
Accumulated deficit	(25,976,706)	(9,400,227)
Total stockholders’ (deficit) equity	(8,739,901)	5,615,234
Total liabilities and stockholders’ (deficit) equity	$15,801,832	$9,443,144

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Operations

	For the Years Ended
	August 31, 2018	August 31, 2017

Revenues (gross billings of $222.4 million and $126.4 million less worksite employee payroll cost of $187.5 million and $106.1 million, respectively)	$34,958,748	$20,244,419

Cost of revenue	29,458,395	16,552,197
Gross profit	5,500,353	3,692,222
Operating expenses:
Salaries, wages and payroll taxes	5,382,720	4,268,851
Stock-based compensation - general and administrative	200,332	43,415
Commissions	1,593,692	845,920
Professional fees	2,240,690	1,369,242
Software development	3,827,618	2,683,334
Depreciation and amortization	274,321	65,369
Registration rights penalties	3,500,000	-
General and administrative	3,552,622	1,908,081
Total operating expenses	20,571,995	11,184,212
Operating Loss	(15,071,642)	(7,491,990)
Other Expense
Interest expense	(1,504,837)	-

Net Loss	$(16,576,479)	$(7,491,990)

Net loss per common share
Basic and diluted	$(0.58)	$(0.28)

Weighted average number of common shares
Basic and diluted	28,810,103	26,778,658

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance, September 1, 2016	26,213,800	$2,622	$2,030,018	$(1,908,237)	$124,403
Common stock issued for cash, net of offering costs	2,000,000	200	10,887,061	-	10,887,261
Common stock and warrants issued for cash	394,375	39	1,577,461	-	1,577,500
Stock-based compensation expense	-	-	43,415	-	43,415
Warrants exercised for cash	67,500	7	144,993	-	145,000
Common stock issued for services rendered	86,749	9	329,636	-	329,645
Net Loss	-	-	-	(7,491,990)	(7,491,990)
Balance, August 31, 2017	28,762,424	$2,877	$15,012,584	$(9,400,227)	$5,615,234
Warrants exercised for cash	37,500	4	74,996	-	75,000
Warrants issued with convertible debt	-	-	859,155	-	859,155
Intrinsic value due to beneficial conversion feature	-	-	924,000	-	924,000
Stock-based compensation expense	-	-	200,332	-	200,332
Common stock issued for services rendered	51,863	5	162,852	-	162,857
Net Loss	-	-	-	(16,576,479)	(16,576,479)
Balance, August 31, 2018	28,851,787	$2,886	$17,233,919	$(25,976,706)	$(8,739,901)

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31, 2018	August 31, 2017
OPERATING ACTIVITIES
Net loss	$(16,576,479)	$(7,491,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,321	65,369
Amortization debt discount, debt issuance cost	704,746	-
Stock issued for services	162,857	329,645
Stock based compensation	200,332	43,415
Registration rights penalties	3,500,000	-
Changes in operating assets and liabilities
Restricted cash- workers’ compensation	(305,218)	-
Accounts receivable	317,859	(372,352)
Unbilled accounts receivable	(6,192,631)	-
Prepaid expenses	(210,814)	(2,344,192)
Other current assets	(242,985)	57,566
Deposits – workers’ compensation	(1,233,435)	-
Deposits and other assets	5,874	(21,867)
Accounts payable	85,987	334,027
Payroll related liabilities	7,088,187	1,665,739
Accrued workers’ compensation costs	1,206,195	-
Other current liabilities	1,676,939	157,713
Net cash used in operating activities	(9,538,265)	(7,576,927)
INVESTING ACTIVITIES
Purchase of fixed assets	(3,018,580)	(4,661)
Net cash used in investing activities	(3,018,580)	(4,661)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	12,000,000
Issuance costs related to common stock issuance	-	(1,112,739)
Proceeds from issuance of common stock and warrants	-	1,577,500
Proceeds from issuance of convertible notes	9,000,000	-
Issuance costs related to convertible notes	(765,077)	-
Proceeds from exercise of warrants	75,000	145,000
Net cash provided by financing activities	8,309,923	12,609,761

Net (decrease) increase in cash and cash equivalents	(4,246,922)	5,028,173

Cash - beginning of year	5,896,705	868,532
Cash - end of year	$1,649,783	$5,896,705

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$133,333	$-
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to the intrinsic value of beneficial conversion feature	$924,000	-
Debt discount due to warrants included with convertible notes	$859,155	$-

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

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., functions substantially as a professional employer organization (“PEO”), assuming significant attributes of employer status in relation to the subject employees and provides workers’ compensation coverage written in the names of the clients (as may be required by some states). SHCM also functions as an-administrative services only (“ASO”) provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom we are providing these services recognize the value of the services provided by the parent Company.

Note 2: Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Company and its wholly-owned subsidiary have been consolidated in the accompanying consolidated financial statements. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing equity instruments;

•	Deferred income taxes and related valuation allowance;

•	Projected development of workers’ compensation claims.

Revenue Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and PEO/HCM (“Professional Employer Organization”/ “Human Capital Management”) services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our consolidated balance sheets.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our cost of revenue associated with our revenue generating activities are primarily comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Segment Reporting

We operate one reportable segment under ASC 280, Segment Reporting. The Chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. At August 31, 2018 and 2017, the Company did not have any cash equivalents.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Insurance Corporation (“FDIC”). At various times, we have deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.

No one individual client represents more than 10% of our annualized revenues for either fiscal years 2018 or 2017. However, four clients represent 86% of total accounts receivable at August 31, 2018, compared to four clients representing approximately 58% of our total accounts receivable at August 31, 2017.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Leasehold improvements are being amortized over the shorter of the useful life or the initial lease term.

Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Equipment:	5 years
Furnitures & Fixtures:	5 - 7 years

The amortization of these assets is included in depreciation expense on the consolidated statements of operations.

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally five years.

Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheets.

Impairment and Disposal of Long-Lived Assets

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

Workers’ compensation

Up to July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. During the year ended August 31, 2017, the Company funded an initial deposit of $2.3 million, which was included in Deposits – worker’ compensation (“deposits”) on the consolidated balance sheet. During the year ended August 31, 2018, the Company funded two months worth of policy premiums against this initial deposit for approximately $0.8 million. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash- workers’ compensation (“restricted cash”), a short-term asset, while the remainder of claims are included in deposits, a long-term asset in our consolidated balance sheets. As of August 31, 2018, the Company had restricted cash of $0.1 million and deposits of $1.4 million, both short term assets, for this retrospective rated policy

The Company utilizes a third-party to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. For the year ended August 31, 2018 and 2017 the Company accrued $0.6 million and $0 million, respectively, of estimated losses, which are recorded under Accrued workers’ compensation cost in our consolidated balance sheets. For the year ended August 31, 2018, the Company classified $0.1 million in short term accrued workers’ compensation and $0.5 million in long term accrued workers’ compensation in our consolidated balance sheets.

Starting in July 2018, the Company’s workers’ compensation program for our worksite employees has been provided through an arrangement with United Wisconsin Insurance Company (“UWIC”) and administered by Sunz. Under this program, the Company has financial responsibility for the first $0.5 million layer of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“Claim loss funds”). The level of claim loss funds is primarily based upon anticipated worksite employee payroll levels and expected worker’s compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash- workers’ compensation (“restricted cash”), a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation (“deposits”), a long-term asset in our consolidated balance sheets.

During the year ended August 31, 2018, the Company funded an additional initial deposit for $1.4 million as well as an aggregate of $0.9 million in loss fund reserve. As of August 31, 2018, we had restricted cash- workers’ compensation of $0.2 million classified as a short-term asset and workers’ compensation - deposits of $2.2 million, classified as a long-term asset. Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our consolidated balance sheets. As of August 31, 2018, we had short term accrued workers’ compensation costs of $0.2 million and long term accrued workers’ compensation costs of $0.5 million.

Because the Company bears the financial responsibility for claims up to the level noted above, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which takes into account the ongoing development of claims and therefore requires a significant level of judgment. In estimating ultimate loss rates, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.

Convertible debt

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

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

The Company did not fair value any of its operating assets or liabilities as of August 31, 2018, or 2017. The carrying value of accounts receivable, accounts payables, convertible notes, and other financial instruments approximates the fair value due to their short-term maturities.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to approximately $0.5 million and $0.3 million for the years ended August 31, 2018, and 2017, respectively.

Stock-Based Compensation

At August 31, 2018, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations on their fair values.

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company since our Initial Public Offering. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended August 31, 2018	For the year ended August 31, 2017

Senior Secured Convertible Notes (Note 7)	4,016,064	-
Options	1,348,745	790,000
Warrants	3,778,796	2,595,413
Total potentially dilutive shares	9,143,605	3,385,413

Reclassifications

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholder’s equity.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 but the Company elected to early adopt for its fiscal year ended August 31, 2018. ASC 815-40 required that a freestanding equity-linked financial instrument to be indexed to the issuer’s own stock to be classified as equity. An equity-linked embedded feature that meets the definition of a derivative may avoid bifurcation and derivative accounting if it is indexed to the issuer’s own stock. Today, a freestanding financial instrument or embedded feature isn’t considered indexed to the issuer’s own stock if it has a down round provision. Consequently, the freestanding financial instrument is classified as a liability, and if it meets the definition of a derivative, it must be measured at fair value with changes in fair value recorded through earnings. Under this guidance, entities will no longer consider a down round feature when determining whether a freestanding financial instrument (i.e. a warrant) or an embedded feature (i.e. a conversion option) that contains a down round feature is considered indexed to the entity’s own stock under ASC 815-40.

Under ASC 815-40-35, the Company has adopted a sequencing policy.  In the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the statement of cash flow. This guidance is effective for fiscal year beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s financial statements.

Note 3: Going Concern

As of August 31, 2018, the Company had cash of $1.6 million and a working capital deficiency of $13.2 million. During the year ended August 31, 2018, the Company used approximately $9.5 million of cash in its operation, of which $6.6 million was attributed to the mobile development costs and $1.4 million was attributed to the workers’ compensation deposit. The Company has incurred recurring losses resulted in an accumulated deficit of $26.0 million as of August 31, 2018. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs)

Exclusive of the developments costs and the initial deposits made to our workers’ compensation program, the Company is currently using $0.4 million each quarter from its operations a little over $0.1 million per month. The Company has already realized a significant reduction to its workers compensation expense resulting from changing certain providers and achieving some economies of scale. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operating cash burn.

The key features of the Company’s mobile application have been fully developed, one of the key features has been released and two other key features are now ready to be released. The deployment of these features expected in the first calendar quarter of 2019, would further accelerate growth as the Company’s clients would be able to remediate their turnover issues. The Company also developed an additional driver management layer to its mobile platform and plan to begin using this “delivery feature” of its mobile platform during the first calendar quarter of 2019.

The Company’s plans and expectations for the next 12 months include raising capital to help fund expansion of its operations, including the development and support of its IT and HR platform. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction.

The Company believe that its current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated financial statements do not include any adjustments from this uncertainty.

Note 4: Accounts Receivable

Accounts receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision, based on its past experiences, for other potentially uncollectible amounts. The provision for doubtful accounts during the fiscal years ending August 31, 2018 and 2017 was not material.

The Company makes an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our worksite employees and for the accrued gross billings associated with such wages. These accruals are included in unbilled accounts receivable. We generally require clients to pay invoices for services fees no later than 1 day prior to the applicable payroll date. As such we generally do not require collateral.

Unbilled accounts receivable consisted of the following:

	August 31,
	2018	2017
	(in thousands)
Accrued worksite employee payroll cost	$6,192	$-
Unbilled accounts receivable	$6,192	$-

Note 5: Fixed Assets

Fixed assets consisted of the following at August 31, 2018 and 2017:

	August 31, 2018	August 31, 2017
Equipment	$227,687	$83,885
Furniture & fixtures	328,807	268,385
Software development costs	2,797,383	-
Leasehold improvements	41,360	24,386
	3,395,237	376,656
Accumulated depreciation & amortization	(362,912)	(88,591)
Fixed assets, net	$3,032,325	$288,065

Depreciation and amortization for the years ended August 31, 2018 and 2017, were $274,321 and $65,369, respectively.

Note 6: Software Development Costs

Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Software development costs are reported under fixed assets, net in the consolidated balance sheet as of August 31, 2018.

Information related to capitalized software costs is as follows:

	August 31, 2018	August 31, 2017
Software costs capitalized	$2,797,383	$-
Software costs amortized	189,640	-
Software costs, Net	$2,607,743	$-

Amortization expense in fiscal 2018, and 2017 was $0.2 million and $0. The weighted average remaining life of amortizable intangible assets was 4.72 years as August 31, 2018. Amortization expense for all other intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount (in thousands)
2019	$559
2020	559
2021	559
2022	559
2023	370
2024 and beyond	-

Note 7: Senior Secured Convertible Note Payable

On June 4, 2018, the Company issued convertible notes in the principal amount of $10 million for a purchase price of $9 million to institutional investors, bearing interest at a rate of 8%, with maturity date of September 4, 2019, for cash proceeds of $8.4 million for mobile application development and support, IT and HR platform development and support and working capital. The Company incurred approximately $0.6 million of debt issuance costs that are incremental costs directly related to the issuance of the senior secured convertible notes payable.

Concurrently with the sale of the notes, the Company also granted warrants to purchase 1,004,016 shares of common stock to its institutional investors and also granted warrants to purchase 216,867 shares of common stock to its investment banker as placement fees, at an exercise price of $2.49, subject to down round price protection adjustment, as defined in the agreements.

The terms of convertible notes are summarized as follows:

•	Term: September 4, 2019;
•	Coupon: 8%;
•	Convertible at the option of the holder at any time; and
•

Conversion price is initially set at $2.49 but subject to down round price protection. After the maturity, the conversion price will be set subsequently at the lesser of the then conversion price and 85% of the volume weighted average price for the trading date immediately prior to the application conversion date;

•	Monthly amortization of principal either in cash at a 10% premium or in stock, subject to equity conditions, or at 15% discount to the lowest volume weighted average price, at the option of the Company.

The Company had the following principal balances under its convertible notes outstanding as of August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
8% Senior Secured Convertible notes, Principal (in default)	$10,000,000	$-
Less debt discount and debt issuance cost	(2,843,485)	-
	7,156,515	-
Less current portion of convertible notes payable	(7,156,515)	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and debt issuance costs of $704,746 and $0 for the year ended August 31, 2018 and 2017, respectively, which is included in interest expense in the statements of operations.

For the year ended August 31, 2018 and 2017, the interest expense on convertible notes was $191,111 and $0, respectively. As of August 31, 2018, and 2017, the accrued interest payable was $57,778 and $0, respectively.

Debt issuance costs

The Company paid approximately $0.8 million of incremental issuance costs directly attributable to the issuance of the senior secured convertible notes. These costs were recorded as a discount to the convertible notes and they are amortized straight line over the term to interest expense, which approximates the effective interest method.

The table below presents the changes of the debt issuance costs during the years ended August 31, 2018 and 2017:

	August 31, 2018	August 31, 2017

Debt issuance costs, August 31, 2017	$-	$-
Additions	765,077	-
Amortization	(147,915)	-
Debt issuance costs, August 31, 2018	$617,162	$-

Debt Discount

During the year ended August 31, 2018, the Company recorded an aggregate debt discount of $2.8 million. The debt discount includes an initial $1 million resulting from the original issuance discount on the convertible notes and an initial $0.9 million resulting from the fair value of the warrants and $0.9 million resulting from the beneficial conversion feature on the non-detachable conversion option. The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offering and pro rata distributions. The Company reviewed the guidance under ASC 470 Debt and allocated the proceeds from the sale of a debt instrument with stock purchase warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. As a result, the Company allocated $0.9 million to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.

The Company determined the fair value of the warrants using the Black-Scholes model and the variables used for the Black-Scholes model are as listed below:

•	Volatility: 29.17%
•	Risk free rate of return: 2.78%
•	Expected term: 5 years

The debt discount is amortized straight-line over the stated life of the obligation, which approximates the effective interest method.

As the Company allocated the proceeds based on the relative fair value, this reduced the proceeds allocated to the debt host instrument and as such, the effective conversion rate was lower than the stated conversion rate at commitment date, which triggered the recognition of a beneficial conversion option of approximately $0.9 million.

As of August 31, 2018, the remaining unamortized balance was $2.2 million.

The table below presents the changes of the debt discount during the years ended August 31, 2018 and 2017:

	August 31, 2018	August 31, 2017

Debt discount, August 31, 2017	$-	$-
Additions	2,783,154	-
Amortization	(556,831)	-
Debt discount, August 31, 2018	$2,226,323	$-

Event of default

The Company executed registration rights agreements with each of its institutional investors. These registration rights agreements require, among other things, that the initial registration statement should be (a) filed within 30 days of June 4, 2018, and (b) declared effective within 90 days of June 4, 2018. Our registration statement was filed on October 1, 2018 and it was declared effective by the SEC on October 29, 2018; thus, both the filing and effectiveness deadlines were missed.

The Company recorded in its consolidated financial statements the mandatory default amount as stipulated in the convertible note agreements. As of August 31, 2018, the Company recorded approximately $3.9 million, which is reported under other current liabilities in its consolidated statement of operations.

Note 8: Stockholders’ Equity

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

Common Stock

During the years ended August 31, 2018 and 2017, the Company has issued shares of common stock as follows:

During the year ended August 31, 2018, the Company issued 37,500 shares of common stock following the exercise of warrants with an exercise price of $2.00 for $75,000.

During the fiscal year ended August 31, 2017, the Company issued 67,500 shares of common stock following the exercise of warrants, of which 57,500 with an exercise price of $2.00 and 10,000 with an exercise price of $3.00 for $145,000.

On September 28, 2017, the Company issued to two independent directors each 26,316 shares of common stock through the ShiftPixy, Inc., 2017 Stock Option/Stock Issuance Plan (“the Plan”), of which 50% vested on the date marking their six-month anniversary and the remaining 50% of the shares will vest ratably over the remaining service period through November 28, 2018. For the year ended August 31, 2018, the Company recognized $75,000 of compensation expense in its shareholders’ equity for the 50% that have fully vested on the six-month anniversary and $61,850 of compensation expense for the balance.

On August 7, 2018, the Board of Directors awarded 24,592 shares of common stock having a value of $75,000 to Kenneth W. Weaver, of which 50% fully vested upon issuance considering Mr. Weaver completed services under his director agreement through May 31, 2018, and the remaining 50% will vest ratably over the remaining service period through November 30, 2018. For the year ended August 31, 2018, the Company recognized $37,503 of compensation expense in its shareholders’ equity for the 50% that have fully vested and have accrued $18,751 of compensation expense for the balance.

On March 16, 2017, the Company granted 50,000 common shares through the Plan to Kenneth W. Weaver, of which 25,000 common shares fully vested on December 5, 2017, as a consequence of Mr. Weaver continued service through that date. During the years ended August 31, 2018 and 2017, the Company recognized 13,251 and 36,749, respectively shares of common stock for services for total compensation expense of $50,354 and $139,646, respectively, recognized in its statement of operation.

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

Warrants

The following tables summarize our warrants outstanding as of August 31, 2018 and 2017:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2016	2,027,600	2.5	$2.50
Issued	635,313	1.5	$4.46
(Exercised)	(67,500)	-	2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2017	2,595,413	1.5	$2.99
Issued	1,220,883	5.3	$2.49
(Exercised)	(37,500)	1.2	2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2018	3,778,796	2.13	$2.84

The following table summarizes information about warrants outstanding as of August 31, 2018:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	918,800	0.5
$2.49	1,220,883	5.3
$3.00	1,003,800	0.5
$4.00	535,313	0.5
$6.90	100,000	3.8
	3,778,796	2.4

The total aggregated intrinsic value of warrants as of August 31, 2018, and 2017 is $2,610,235, and $3,190,895, respectively.

During the year ended August 31, 2018, the Company issued warrants to purchase 1,220,883 shares of common stock to investors in connection with the senior secured convertible notes, with exercise price of $2.49 per warrant with expiration date of 5 years. The Company valued the issued warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 5 years, risk free rates of 2.78 percent, and annualized volatility of 29.17%.

During the year ended August 31, 2017, the Company issued warrants to purchase 635,313 shares of common stock to investors in connection with the sales of common stock, with exercise prices ranging from $4.0 to $6.90 per warrant with expiration dates ranging from 6 months to 3.8 years.

Note 9: Stock based compensation

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, as of August 31, 2018, approximately 1,868,745 options and 177,224 shares have been designated by the Board of Directors for issuance and approximately 520,000 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. As of the date of this filing, 296,250 options have vested. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator.

The Company granted options to purchase an aggregate total of 948,745 and 920,000 shares of Common Stock during the year ended August 31, 2018, and 2017, respectively. Stock compensation expense was $200,332 and $43,415, respectively for the year ended August 31, 2018, and 2017.

A summary of option activity as of August 31, 2018 and 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share

Outstanding at September 1, 2016	-	$-
Granted	920,000	4.60
Exercised	–	–
Canceled/forfeited/expired	(130,000)	4.45
Outstanding at August 31, 2017	790,000	4.62

Granted	948,745	2.64
Exercised	–	–
Canceled/forfeited/expired	(390,000)	3.87
Outstanding at August 31, 2018	1,348,745	3.45
Options vested and exercisable at August 31, 2018	180,521	$4.56

At August 31, 2018 and 2017, the total compensation cost related to unvested share-based awards not yet recognized is $1.0 million and $1.1 million, respectively, which is expected to be recognized over approximately 3.15 and 3.6 years on a weighted-average basis, respectively. The weighted average estimated fair value per share of the stock options at grant date was $2.70 and $4.44 per share, respectively for the years ended August 31, 2018 and 2017.

The total intrinsic value of options as of August 31, 2018, and 2017, is $575,395 and $77,550, respectively.

Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2018	2017
Expected life	4.0 years	4.0 years
Estimated volatility	27.45% - 48.59%	37.03% - 44.74%
Risk-free interest rate	2.01% - 2.83%	1.86% - 2.80%
Dividends	-	-

Note 10: Related Parties

Scott Absher, Chief Executive Officer and a Director, transitioned to being the Company’s employee on April 1, 2016. During the year ended August 31, 2018, and 2017, the Company recorded $750,000 and $500,000, respectively as compensation for his role as CEO in accordance with his employment agreement. On March 15, 2017, Scott Absher was granted 50,000 options to purchase common stock, as part of the 2017 Plan, exercisable on March 15, 2017, with expiration date of March 14, 2027, at an exercise price of $4.00.

J. Stephan Holmes is an advisor to and a significant shareholder of the Company. The Company incurred $700,000 and $360,000 in such professional fees to J. Stephen Holmes for management consulting services for the year ended August 31, 2018, and 2017, respectively. On March 15, 2017, Stephan Holmes was granted 50,000 options to purchase common stock, as part of the 2017 Plan, exercisable on March 15, 2017, with expiration date of March 14, 2027, at an exercise price of $4.00.

On February 1, 2018, Patrice H. Launay, Chief Financial Officer, was granted 50,000 options to purchase common stock, as part of the 2017 Plan, at an exercise price of $2.95 and exercisable in February 2018, with expiration date in January 2028. On May 10, 2018, he was also granted an additional 6,250 options to purchase common stock exercisable at an exercise price of $2.50 exercisable in May 2018 with expiration date in May 2028. During the year ended August 31, 2018 and 2017, the Company recorded $180,000 and $0, respectively as compensation for his role as Chief Financial Officer in accordance with his employment agreement dated January 24, 2018.

On May 15, 2017, Mark Absher, Director and In-House Counsel and brother of Scott Absher, was granted 50,000 options to purchase common stock, as part of the 2017 Plan, exercisable on March 15, 2017 with expiration date of March 14, 2027, at an exercise price of $4.00. On May 10, 2018, Mark Absher was also granted an additional 50,000 options to purchase common stock at an exercise price of $2.50 and exercisable in May 2018 with expiration date in May 2028. During the year ended August 31, 2018 and 2017, the Company recorded $300,000 and $200,000, respectively as compensation for his role as Registered In-House Counsel in accordance with his employment agreement.

On September 28, 2017, Sean Higgins, one of the Company’s independent directors, was awarded 26,316 shares for services at an assumed fair value of $2.85. For the year ended August 31, 2018, the Company recognized $37,500 of compensation expense in its shareholders’ equity for the potion that fully vested at year end and have accrued $30,925 of compensation expense for the balance. The Company also recorded $79,000 as compensation for his role as independent director for the year ended August 31, 2018.

On September 28, 2017, Whitney White, one of the Company’s independent directors, was awarded 26,316 shares for services at an assumed fair value of $2.85. For the year ended August 31, 2018, the Company recognized $37,500 of compensation expense in its shareholders’ equity for the potion that fully vested at year end and have accrued $30,925 of compensation expense for the balance. The Company also recorded $85,000 as compensation for his role as independent director for the year ended August 31, 2018

On August 7, 2018, the Board of Directors awarded 24,592 shares of common stock having a value of $75,000 to Kenneth W. Weaver, of which 50% fully vested upon issuance considering Mr. Weaver completed services under his director agreement through May 31, 2018, and the remaining 50% will vest ratably over the remaining service period through November 30, 2018. For the year ended August 31, 2018, the Company recognized $37,503 of compensation expense in its shareholders’ equity for the 50% that have fully vested and have accrued $18,751 of compensation expense for the balance

Note 11: Income Taxes

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

As of August 31, 2018, and 2017, the Company had cumulative net operating loss carryforwards of approximately $26,673,000 and $9,936,000 respectively, which begin to expire in 2029. The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent, depreciation and workers’ compensation accrual. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2018 and 2017 was approximately $3,443,000 and $3,213,000, respectively.

Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	August 31,
	2018	2017
	(in thousands)
Deferred tax liabilities:
Depreciation	$(21,000)	$-
Software development costs	(835,000)	-
Total deferred tax liabilities	(856,000)	-

Deferred tax assets:
Net operating loss carryforward	8,010,000	4,026,000
Workers’ compensation accruals	360,000	-
Stock-based compensation	172,000	160,000
Deferred rent	16,000	23,000
Total deferred tax assets	8,558,000	4,209,000
Valuation allowance	(7,702,000)	(4,209,000)
Total net deferred tax assets	856,000	-

Net deferred tax assets	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	August 31, 2018	August 31, 2017
Benefit computed at statutory federal rate	$4,145,000	$2,535,000
Non-deductible penalties and other permanent differences	$(177,000)	$(85,000)
State taxes (8.84%)	$1,466,000	$659,000
Redetermination of prior year taxes	$-	$104,000
Enactment of the 2017 Tax Reform Act	$(1,941,000)
Change in valuation allowance	$(3,493,000)	$(3,213,000)
Net income tax provision	$-	$-

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from a maximum rate of 35% to 21% for the tax years beginning after December 31, 2017. For a corporation whose fiscal year begins before December 31, 2017 and ends after December 31, 2017, the IRS has issued guidance, in notice 2018-38, regarding the calculation of a blended current year tax rate. The Company followed this guidance in the calculation of the current year tax benefit for the fiscal year ended August 31, 2018. The Calculation resulted in a 25% effective tax rate for fiscal year 2018. The Tax Cuts and Jobs Act resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and valuation allowance as of August 31, 2018 from 35% to the new 21% tax rate. As a result, the reduction of the corporate tax rate resulted in a write-down of the gross deferred tax assets of approximately $1,277,000 and a corresponding write-down of the valuation allowance.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2018, and 2017, the Company had no accrued interest and penalties related to uncertain tax positions.

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

Note 12: Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating leases at August 31, 2018, are as follows:

Years ended August 31,
2019	$337,000
2020	348,000
2021	275,000
2022	-
2023	-
Total minimum payments	$960,000

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employee who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended August 31, 2018, and 2017.

Litigation

During the ordinary course of business, the Company is subject to various claims and litigation. We are not aware of any threatened litigation or action that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our Company or has a material interest adverse to us.

Lyons Capital, LLC, Litigation

On June 21, 2018, ShiftPixy was served with a summons and complaint in connection with a claim by Lyons Capital, LLC, arising out of a contract wherein ShiftPixy, Inc., agreed to pay Lyons Capital, LLC, a total of 210,000 shares of the company’s common stock in exchange for introductions to brokers, research coverage, funds, investment banking firms, and market makers as well as board representation and business opportunities and for promotion of the company at Lyons Capital, LLC’s annual conference. This lawsuit is in the initial stages; the financial impact to the Company, if any, cannot be estimated.  No liability has been recorded for this matter at this time.

Maribel Ramirez Litigation

On May 1, 2018, claimant, Maribel Ramirez, filed a class action lawsuit, naming our subsidiary, Shift Human Capital Management Inc., and its client as defendants, claiming that she was forced to work hours for which she was not paid and denied lunch breaks, and rest periods, etc., to which she was entitled, and also claiming in separate government complaints that she was discriminated against and wrongfully terminated.  This lawsuit is in the initial stages; the financial impact to the Company, if any, cannot be estimated.  No liability has been recorded for this matter at this time.  In the event of an unfavorable outcome the Company’s client is obligated contractually obligated to indemnify the Company for misreported hours and portions of the claim would be covered under the Company’s employment practices liability insurance.

Note 13: Subsequent Events

The Company issued 267,500 shares of common stock following the exercise of warrants with an exercise price of $2.00 and $3.00 and received gross proceeds of $660,000.

On September 28, 2017, the Company issued to its two independent directors each 26,316 shares of common stock through the ShiftPixy, Inc., 2017 Stock Option/Stock Issuance plan, of which 50% vested on September 28, 2018, marking the first anniversary of service.

The Company granted 235,000 incentive stock options to employees with a grant-date average fair value of $3.13, which vest over a service period of 48 months. The stock options were valued using the Black-Scholes option-pricing model.

The Company issued 225,724 shares of common stock following the conversion notices received from our institutional investors related to the senior secured convertible notes.

Management has evaluated subsequent events pursuant to the issuance of the consolidated financial statements and has determined that other than listed above, no other subsequent events exist through the date of this filing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as defined in Rule 13(a) -15(e) and Rule 15(d) – 15(e) under the Exchange Act.

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of period covered in this report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to our lack of adequate finance and accounting personnel.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(e) and Rule 15(d) -15 (e) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2018, based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls throughout our fiscal year ending 2019 as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of August 31, 2018, our management concluded that our internal controls over financial reporting were not effective as of August 31, 2018.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

Lack of Adequate Finance and Accounting Personnel –

Our current accounting staff is relatively small, and we do not have the required infrastructure to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. Since its last fiscal year, the Company has committed to a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of a new Chief Financial Officer and Accounting Manager, the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

The Company will continue its assessment on a quarterly basis. The Company plans to hire personnel and external resources to mitigate these material weaknesses.

Once the remediation plan for each material weakness is fully implemented, the identified material weaknesses in internal control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal control over financial reporting is effective. The Company will work to design, implement and rigorously test these new controls in order to make these final determinations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

Changes in Internal Control Over Financial Reporting

Other than the changes to our internal controls over financial reporting discussed above, there were no changes that have occurred during the year ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The table below sets forth our directors and executive officers of as of the date of this Annual Report.

Name	Position	Age	Term of Office

Scott W. Absher	Director, President, Chief Executive Officer	58	Inception to Present (1)
Kenneth W. Weaver	Independent Director	62	December 5, 2016, to Present (2)
Patrice H. Launay	Chief Financial Officer	43	January 24, 2018 to present
Sean Higgins	Independent Director	53	September 28, 2017 to present (3)
Whitney White	Independent Director	41	September 28, 2017 to present (3)
Mark Absher	Registered In-House Counsel, Director and Secretary	56	September 28, 2017 to present

_________________

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

(3)

Mr. Higgins is an independent director of the Company. On September 28, 2017, we signed a Director Agreement with Mr. Higgins. On April 13, 2018, the shareholders approved the election of Mr. Higgins until the next annual meeting of shareholders.

(4)

Mr. White is an independent director of the Company. On September 28, 2017, we signed a Director Agreement with Mr. White. On April 13, 2018, the shareholders approved the election of Mr. White until the next annual meeting of shareholders.

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

Kenneth W. Weaver became ShiftPixy’s first independent director on December 5, 2016. Mr. Weaver currently serves as the chairman and only director of the Audit Committee, Compensation Committee and Nominations Committee. Since April 2012 to date, Mr. Weaver has been the sole proprietor of Ken Weaver Consulting, providing operations consulting for TVV Capital, a Nashville Private Equity firm. Before his service with TVV, Mr. Weaver spent over 30 years with Bridgestone Corporation, having served in various responsible leadership roles, including as President, Bridgestone North American Tire Commercial Sales, Chief Financial Officer, Bridgestone Americas and Chairman, CEO and President, Firestone Diversified Products. Mr. Weaver earned both his bachelor’s degree in business and his Master of Business Administration degree from Pennsylvania State University. Mr. Weaver’s substantial financial background qualifies him as an audit committee financial expert under applicable rules.

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

Board Composition

At August 31, 2018, our board of directors consisted of five members. Each director of the Company serves until the next annual meeting of stockholders and until his successor is elected and duly qualified, or until his earlier death, resignation or removal. Our board is authorized to appoint persons to the offices of Chairman of the Board of Directors, President, Chief Executive Officer, one or more vice presidents, a Treasurer or Chief Financial Officer and a Secretary and such other offices as may be determined by the board.

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

In selecting our independent directors, our board considered the relationships that each such person has with our Company and all the other facts and circumstances our board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person. Using this definition of independence, we have determined that three directors, Ken Weaver, Whitney White and Sean Higgins, are independent directors. Scott Absher and Mark Absher are not independent as they are an officer and employee, respectively, of the Company.

As of August 31, 2018, our board of directors consists of Scott Absher, Mark Absher, Ken Weaver (independent), Whitney White (independent) and Sean Higgins (independent).

Board Committees

Our board of directors has established three standing committees, namely, audit, compensation and nominating-each of which operates under a charter that has been approved by our board. As of the date of this report, we have three independent directors who serve on each of the three committees, and one member of each of the committees serves as chairman of such committee.

Audit Committee

As of the date of this report, three independent directors serve on the audit committee. Our first member, Kenneth Weaver, qualifies as an audit committee financial expert within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our board expects to consider the formal education and nature and scope of such members’ previous experience.

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

For fiscal year ended August 31, 2018, there were five directors, Mr. Scott Absher, Mr. Mark Absher, Mr. Kenneth Weaver, Mr. Whitney White and Mr. Sean Higgins. For fiscal year ended August 31, 2017, there were two directors, Mr. Scott Absher and Mr. Ken Weaver. On December 5, 2016, Mr. Weaver joined the board, and he has from that date to August 31, 2018, served as the Chairman of the Audit Committee.

On September 28, 2017, two additional independent directors were added to the Board of Directors, Whitney White and Sean Higgins. Mr. White served as the Chairman of the Compensation and Nomination Committee. The audit committee and the Compensation and Nominations Committee are made up three independent directors as of August 31, 2018.

One additional non-independent director, Mark Absher, was also added to the Board of Directors.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which consists of our Principal Executive Officer and our Principal Financial Officer for the years ended August 31, 2018 and August 31, 2017:

Name	Title	Year	Salary		Bonus	Stock awards	Option awards		Non-equity incentive plan compensation	All other compensation	Total compensation

Scott W. Absher	CEO	2018	$750,000	(1)	-	-	-		-	-	$750,000
	CEO	2017	$640,625	(1)	-	-	57,000	(2,6)	-	-	697,625
Patrice H. Launay	CFO	2018	$180,000	(3)	-	-	50,875	(4,6)	-	-	$230,875
	CFO	2017	$-		-	-	-				$-
Stephen P. DeSantis	CFO	2018	$62,826	(5)	-	-	-		-	-	$62,826
	CFO	2017	$100,000	(5)	-	-	57,000	(2,6)			$157,000

___________

(1)	Mr. Absher’s salary was increased to $750,000 per year, beginning in December of 2016 and continuing through August 31, 2018.

(2)

Awarded as an employee under the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan (the “Plan”). The options were issued at an exercise price of $4.00 per share, estimated to have been the fair market value price per share at the time of the award.

(3)	Awarded a salary of $240,000 per year, initiated in January 24, 2018, and continuing through August 31, 2018

(4)

Awarded as an employee under the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan. 50,000 options were issued at an exercise price of $2.95 and 6,250 were issued at an exercise price of $2.50 per share, estimated to have been the fair market value price per share at the time of the award.

(5)

Reflects a salary of $200,000 per year, initiated in March of 2017. Mr. DeSantis’ salary was increased to $250,000 effective September 1, 2017. On September 29, 2017, Mr. Stephen DeSantis tendered his resignation as Chief Financial Officer of ShiftPixy, Inc., which took effect on October 20, 2017.

(6)

The amount shown for option awards represent the grant date fair value of such awards granted to the Named Executive Officers as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. This amount does not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such award. For information on the assumptions used to calculate the value of the awards, refer to Note 6 to the Consolidated Financial Statements.

Agreements Regarding Change in Control and Termination of Employment

None

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of August 31, 2018. This table includes unexercised and unvested options and equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END AUGUST 31, 2018

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Scott Absher, CEO	50,000	-	-	$4.0	3/15/2027	-	-	-	-

Patrice Launay, CFO	56,250	-	-	$2.50-$2.95	2/1/2028 to 5/10/28	-	-	-	-

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended August 31, 2018:

Name[1]	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)[2]	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)
Kenneth W. Weaver	$93,000	$75,000	(3)	$--	$--	$168,000
Whitney J. White	$85,000	$75,000	(4)	$--	$--	$160,000
Sean C. Higgins	$79,000	$75,000	(5)	$--	$--	$154,000

______________

(1)	Directors, Scott W. Absher, our CEO, and Mark A. Absher, our secretary, are not included in this table, because they receive no separate compensation as directors of the Company.

(2)

The following are the aggregate number of option awards outstanding held by each of the directors as of August 31, 2018: Mr. Scott Absher – 50,000; Mr. Weaver – 0; Mr. White – 0; Mr. Higgins – 0; Mr. Mark Absher – 100,000. The awards to Mr. Scott Absher and to Mr. Mark Absher were received in connection with their status as employees of the Company.

(3)

Reflects the award, pursuant to the terms of his Director Agreement, of 24,951 shares on August 9, 2018, through the ShiftPixy, Inc., 2017 Stock Option/Stock Issuance Plan (the “Plan”) at an assumed fair value at the time of issuance of $3.05 per share. One half (or 12,296) of the shares in connection with such issuance were deemed to have been purchased and immediately vested on May 31, 2018, as a consequence of Mr. Weaver’s continued service as director through that date. The remaining 12,295 shares were deemed to have been purchased and immediately vested on November 30, 2018, as a consequence of Mr. Weaver’ continued service as director through that date. The number excludes any shares awards from the prior year that may have vested, in part, during the fiscal year ended August 31, 2018.

(4)

Reflects the award, pursuant to the terms of Mr. White’s Director Agreement, of 26,316 shares on September 28, 2017, through the Plan, at an assumed fair value at the time of issuance of $2.85 per share. One half of the shares in connection with such issuance were deemed to have vested on March 28, 2018, as a consequence of Mr. White’s continued service as director through that date. The balance of the shares were deemed to have vested on September 28, 2018, as a consequence of Mr. White’s continued service as director through that date.

(5)

Reflects the award, pursuant to the terms of Mr. Higgins’s Director Agreement, of 26,316 shares on September 28, 2017, through the Plan, at an assumed market value at the time of issuance of $2.85 per share. One half of the shares in connection with such issuance were deemed to have vested on March 28, 2018, as a consequence of Mr. Higgins’s continued service as director through that date. The balance of the shares were deemed to have vested on September 28, 2018, as a consequence of Mr. Higgins’s continued service as director through that date.

The compensation of the Directors and Executive Officers is subject to future adjustments, as determined by the Compensation Committee pursuant to the terms of its charter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of August 31, 2018, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 28,851,787 shares of common stock deemed to be outstanding as of August 31, 2018. In addition, shares of common stock that may be acquired by the stockholder within 60 days of August 31, 2018, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Common Stock

Name of Beneficial Owner [1]	Number of Shares Beneficially Owned	Number of Shares Acquirable	Percent [2]
Scott W. Absher	12,550,000	0	43.5%
Stephen Holmes	12,550,000	0	43.5%
Patrice H. Launay	56,250	0	0.2%
Kenneth W. Weaver	62,296	0	0.32%
Whitney J. White	26,316	0	0.1%
Sean C. Higgins	26,316	0	0.1%
Mark Absher			0.7%
All Executive Officers and Directors as a Group [6 persons]	12,921,178	0	44.6%

_______________

[1]	The business address for all the persons named in the table is 1 Venture, Suite 150, Irvine, CA 92618.

[2]

Assumes 28,851,787 shares issued and outstanding, excluding unvested shares of our Common Stock issued and issuable upon exercise of stock options awarded to employees pursuant to the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 15, 2017, Mark Absher, Director and In-House Counsel and relative of Scott Absher, was granted 50,000 options to common stock exercisable on March 15, 2017 with expiration date of March 14, 2027, at an exercise price of $4.00. On May 10, 2018, Mark Absher was also granted an additional 50,000 options to common stock at an exercise price of $2.50 and exercisable in May 2018 with expiration date in May 2028.

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

On September 28, 2017, Whitney White and Sean Higgins, two of the Company’s independent directors, were awarded 26,316 shares each for services at a fair value of $2.85.

On August 9, 2018, Ken Weaver, our Chairman of the Audit Committee and independent director, was granted 12,296 shares at a fair value at the time of issuance of $3.05 per shares. The shares in connection with such issuance were deemed to have been purchased and immediately vested on August 9, 2018, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 12,296 shares were also committed on August 9, 2018, to issue through the Plan to Mr. Weaver, at a fair value of $3.05 per share, and deemed to have been purchased and immediately vested on November 30, 2018, as a consequence of Mr. Weaver’s continued service as director through that date

Director Independence

Our board of directors has determined that we do have one board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Marcum LLP was our independent registered public accounting firm for the fiscal years ended August 31, 2018, and 2017 (re-audited)

Squar Milner LLP was our independent registered public accounting firm for the fiscal year ended August 31, 2016 and 2017.

The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for fiscal years ended August 31, 2018 and 2017.

	2018	2017

Audit Fees (Marcum LLP)	$246,145	$82,500
Audit Fees (Squar Milner LLP)	-	195,480
Audit-Related Fees (Squar Milner LLP)	98,490	27,320
Tax Fees	500	-
All Other Fees	-	-
Total	$345,135	$305,300

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

Item 15. Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.4	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.5	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7	Amendment to Kenneth Weaver Agreement (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

21.1	List of Subsidiaries of ShiftPixy, Inc.

23	Consent of Marcum LLP, independent registered accounting firm as to fiscal year ended August 31, 2018*

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

__________

* Filed herewith

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

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	November 29, 2018	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	November 29, 2018

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	November 29, 2018

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	November 29, 2018

/s/ Mark A. Absher	Mark A. Absher	Director	November 29, 2018

The above signatures constitute the signatures of the majority of our Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.4	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.5	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7	Amendment to Kenneth Weaver Agreement (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

21.1	List of Subsidiaries of ShiftPixy, Inc.

23	Consent of Marcum LLP, independent registered accounting firm as to fiscal year ended August 31, 2018*

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

___________

* Filed herewith

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

