Form 10-Q
period 2018-11-30
ShiftPixy, Inc.
filed 2019-01-11
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of January 8, 2019, was 31,108,067.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	November 30, 2018	August 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$227,454	$1,649,783
Accounts receivable	129,452	110,931
Unbilled accounts receivable	4,759,141	6,192,631
Deposit – workers’ compensation	1,923,465	1,672,097
Prepaid expenses	378,525	563,002
Other current assets	351,555	258,901
Total current assets	7,769,592	10,447,345

Fixed assets, net	3,337,861	3,032,325
Deposits – workers’ compensation	2,841,882	2,201,556
Deposits and other assets	94,375	120,606

Total assets	$14,043,710	$15,801,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,486,581	$1,246,461
Payroll related liabilities	7,488,262	9,476,641
Convertible note, net	6,309,104	7,156,515
Accrued workers’ compensation costs	634,697	305,217
Registration rights penalties accrual (Note 9)	3,500,000	3,500,000
Other current liabilities	1,230,418	1,955,921
Total current liabilities	20,649,062	23,640,755
Non-current liabilities
Accrued workers’ compensation costs	1,639,900	900,978
Total liabilities	22,288,962	24,541,733

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 29,822,822 and 28,851,787 shares issued and outstanding, respectively	2,983	2,886
Additional paid-in capital	19,728,657	17,233,919
Accumulated deficit	(27,976,892)	(25,976,706)
Total stockholders’ deficit	(8,245,252)	(8,739,901)
Total liabilities and stockholders’ deficit	$14,043,710	$15,801,832

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended November 30,
	2018	2017

Revenues (gross billings of $70.9 million and $40.2 million less worksite employee payroll cost of $60.4 million and $33.7 million, respectively)	$10,519,990	$6,511,919

Cost of revenue	7,134,168	5,266,403
Gross profit	3,385,822	1,245,516
Operating expenses:
Salaries, wages and payroll taxes	1,794,965	1,180,489
Stock-based compensation - general and administrative	77,222	70,296
Commissions	553,216	271,630
Professional fees	624,045	492,455
Software development	310,000	1,900,000
Depreciation and amortization	187,723	17,695
General and administrative	1,127,915	654,168
Total operating expenses	4,675,086	4,586,733
Operating Loss	(1,289,264)	(3,341,217)
Other Expense
Interest expense	(710,922)	-

Net Loss	$(2,000,186)	$(3,341,217)

Net loss per common share
Basic and diluted	$(0.07)	$(0.12)

Weighted average number of common shares
Basic and diluted	28,921,300	26,767,850

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended November 30,
	2018	2017
OPERATING ACTIVITIES
Net Loss	$(2,000,186)	$(3,341,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,723	17,695
Amortization debt discount, debt issuance cost	710,922	-
Stock issued for services	112,503	47,240
Stock based compensation	77,222	70,296
Non-cash interest	86,777	-
Changes in operating assets and liabilities
Accounts receivable	(18,521)	(42,399)
Unbilled accounts receivable	1,433,490	-
Prepaid expenses	184,477	(207,888)
Other current assets	(92,654)	(447)
Deposits – workers’ compensation	(891,694)	-
Deposits and other assets	26,231	(23,000)
Accounts payable	240,120	612,844
Payroll related liabilities	(1,988,379)	(93,192)
Accrued workers’ compensation	1,068,402	-
Other current liabilities	(725,503)	(136,907)
Net cash used in operating activities	(1,589,070)	(3,096,975)

INVESTING ACTIVITIES
Purchase of fixed assets	(493,259)	(27,405)
Net cash used in investing activities	(493,259)	(27,405)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	660,000	50,000
Net cash provided by financing activities	660,000	50,000

Net decrease in cash	(1,422,329)	(3,074,380)

Cash - Beginning of Period	1,649,783	5,896,705
Cash - End of Period	$227,454	$2,822,325

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	133,333	-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	1,645,110	-

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

November 30, 2018

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

Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of ShiftPixy, Inc., is incorporated in the State of Wyoming. SHCM functions substantially as a professional employer organization (“PEO”) and provides comprehensive human resources solutions under its co-employment model. SHCM assumes certain of the responsibilities of being an employer and helps its clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. SHCM also functions as an-administrative-services only (“ASO”) provider, in response to client needs for only administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of worker’s compensation coverages and claims, under circumstances wherein the client remains as the sole employer of the subject employees. These services are also available to businesses in all industries, not limited to the restaurant and hospitality industries. The Company hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients to whom the Company is providing these services recognize the value of the services provided by the parent Company.

The Company is currently operating in one reportable segment.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended November 30, 2018, are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

The condensed consolidated balance sheet as of August 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial information.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2018, filed with the SEC on November 29, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing equity instruments;

•	Deferred income taxes and related valuation allowance; and

•	Projected development of workers’ compensation claims.

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

Revenue Recognition

The Company’s revenues are primarily attributable to fees for providing staffing solutions and PEO/HCM (“Professional Employer Organization” / “Human Capital Management”) services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

We account for our PEO revenues in accordance with ASC 605-45, Revenue Recognition, Principal Agent Considerations. Our PEO solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees and (ii) a mark-up computed as a percentage of payroll costs.

The gross billings are invoiced concurrently with each periodic payroll of the Company’s worksite employees. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our condensed consolidated balance sheets.

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

No one individual client represents more than 10% of revenues for the three months ended November 30, 2018, and 2017, respectively. However, four clients represent 75% of total accounts receivable at November 30, 2018, compared to four clients representing approximately 86% of our total accounts receivable at August 31, 2018.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluate its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no impairments recognized for the periods ended November 30, 2018, and 2017.

Workers’ compensation

Everest Program

Up to July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. During the year ended August 31, 2017, the Company funded an initial deposit of $2.3 million, which was included in Deposits – worker’ compensation (“deposits”) on the condensed consolidated balance sheet. During the year ended August 31, 2018, the Company funded two-month worth of policy premiums against this initial deposit for approximately $0.8 million. As of November 30, 2018, the Company had Deposit-workers’ compensation of $1.5 million for this retrospective rated policy.

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. As of November 30, 2018, the Company classified $0.2 million in short term accrued workers’ compensation and $0.4 million in long term accrued workers’ compensation in our condensed consolidated balance sheets.

Sunz Program

Starting in July 2018, the Company’s workers’ compensation program for our worksite employees has been provided through an arrangement with United Wisconsin Insurance Company (“UWIC”) and administered by Sunz. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated worksite employee payroll levels and expected worker’s compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit- workers’ compensation (“deposit”), a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation, a long-term asset in our consolidated balance sheets.

As of November 30, 2018, the Company had $0.4 million in deposit – workers’ compensation”, classified as a short-term asset and $2.8 million, classified as a long-term asset.

Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our consolidated balance sheets. As of November 30, 2018, we had short term accrued workers’ compensation costs of $0.4 million and long term accrued workers’ compensation costs of $1.2 million.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $379,049 and $112,163 for the three months ended November 30, 2018, and 2017, respectively.

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

	For the Three Months Ended November 30, 2018	For the Three Months Ended November 30, 2017

Options	1,490,829	750,000
Senior Secured Convertible Notes (Note 4)	3,390,228	-
Warrants	3,511,296	2,570,413
Total potentially dilutive shares	8,392,353	3,320,413

Stock-Based Compensation

At November 30, 2018, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations on their fair values.

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

The Company elected to account for forfeitures as they occur, as such, compensation cost previously recognized for an award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.

Reclassifications

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholder’s equity.

Recent Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact this guidance will have on the condensed consolidated financial statements, if any.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. ASU 2018-10 will be effective for use for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements, if any.

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

Note 3: Going Concern

As of November 30, 2018, the Company had cash of $0.2 million and a working capital deficiency of $12.9 million. During the quarter year ended November 30, 2018, the Company used approximately $1.6 million of cash in its operation. The Company has incurred recurring losses resulted in an accumulated deficit of $28 million as of November 30, 2018. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

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

Exclusive of the development costs, the Company is currently using $1.2 million each quarter from its operations or approximately $0.4 million per month. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operating cash burn. Since November 30, 2018, the Company has added, through executed service agreements, approximately 25 clients, servicing approximately 3,300 worksite employees with approximately $85.9 million in additional gross billings per year.

The remaining key features (scheduling and intermediation) of the Company’s mobile application will be fully released in the first calendar quarter of 2019. The onboarding feature has already been released, but the scheduling and intermediation features have been postponed pending additional financing which is expected to come during the first calendar of 2019. The Company also developed an additional driver management layer to its mobile platform and plans to begin using this “delivery feature” of its mobile platform during the first calendar quarter of 2019.

The deployment of these features, expected in the first calendar quarter of 2019, would further accelerate the growth as the Company’s clients would be able to remediate their turnover and associated costs and self-deliver a brand intended experience and retain profit currently given away to third party delivery platforms. The Company’s plans and expectations for the next 12 months include raising capital to help fund expansion of its operations, including the final development of its mobile application users features. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions, and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction.

The Company’s management believes that the Company’s current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty.

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

•

Conversion price is initially set at $2.49 but subject to down round price protection. After the maturity, the conversion price will be set subsequently at the lesser of the then conversion price and 85% of the volume weighted average price for the trading date immediately prior to the application conversion date; and

•

Monthly amortization of principal either in cash at a 10% premium or in stock, subject to equity conditions, at a 15% discount to the lowest volume weighted average price, at the option of the  Company.

The Company had the following principal balances under its convertible notes outstanding as of November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
8% Senior Secured Convertible notes, Principal (in default)	$10,000,000	$10,000,000
Less debt discount costs	(462,871)	(617,162)
Less debt issuance costs	(1,669,692)	(2,226,323)
Less Principal converted to common stock	(1,558,333)	-
Total outstanding convertible notes, net	6,309,104	7,156,515
Less current portion of convertible notes payable	(6,309,104)	(7,156,515)
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and debt issuance costs of $710,922 and $0 for the three months ended November 30, 2018 and 2017, respectively, which is included in interest expense in the statements of operations.

For the fiscal quarter ended November 30, 2018, and 2017, the interest expense on convertible notes was $0, respectively. The Company applied the interest paid in cash and interest paid in equity against the make whole provision, which represents guaranteed twelve months of coupon payments since the Company was in default from its registration rights agreements. As of November 30, 2018, and August 31, 2018, the balance in the make whole accrual amounts to $446,555 and $608,889, respectively, and such amount was accrued as of November 30, 2018 and August 31, 2018.

During the three months ended November 30, 2018, the Company converted $1,558,332 of principal and $86,778 accrued interest into shares of commons to our institutional investors and issued 664,923 shares of common stock.

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

The Company recorded in its condensed consolidated financial statements the mandatory default amount as stipulated in the convertible note agreements. As of November 30, 2018 and August 31, 2018, the Company recorded approximately $3.5 million, which is reported under current liabilities in its condensed consolidated statement of operations.

On December 20, 2018, the Company entered into settlement agreements with its institutional investors, which resolves all disputes relating to technical defaults by the Company in failing to meet deadlines for filing a registration statement and for having a registration statement effective by the SEC. As a result of such settlement, the Company increased the principal amount of the convertible notes by $888,888 in full settlement of the previously accrued $3.5 million default amount thereby decreasing the total liabilities reported on the Company’s November 30, 2018, and August 31, 2018, balance sheet by $2.6 million, respectively.

Note 5: Stockholders’ Equity

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

Common Stock and Warrants

During the three months ended November 30, 2018, the Company issued 142,500 and 125,000 shares of common stock following the exercise of warrants with an exercise price of $2 and $3, respectively, and received gross proceeds of $660,000.

During the three months ended November 30, 2017, the Company issued 25,000 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $50,000.

As described more fully above in note 4, the Company issued 664,923 shares of common stock in satisfaction of principal and accrued interest following conversion of convertible notes into shares of common stock.

On September 28, 2017, the Company granted each 26,316 common shares, through the ShiftPixy, Inc., Plan to two of its independent directors, Whitney White and Sean Higgins at a fair value of $2.85 per share, of which 50% will vest on the date marking the six-month anniversary and the remaining 50% of the shares vesting on the first anniversary (September 28, 2018) of service under the executed agreement. For the three months ended November 30, 2018, the Company recognized $75,000 of compensation expense in its shareholders’ equity.

On November 30, 2018, the Company granted 12,296 common shares, through the ShiftPixy, Inc., Plan to Ken Weaver, Chairman of its Audit Committee, at a fair value of $3.05 per share. For the three months ended November 30, 2018, the Company recognized $37,500 of compensation expense in its shareholders’ equity.

During the three months ended November 30, 2017, the Company recognized 12,432 shares of common stock for services that vested during the three months ended November 30, 2017, at a fair value of $47,240.

The following tables summarize our warrants outstanding as of November 30, 2018:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2018,	3,778,796	2.13	$2.84
Issued	-	-	-
(Exercised)	(267,500)	0.45	$2.47
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, November 30, 2018,	3,511,296	2.00	$2.87

Warrants exercisable, November 30, 2018,	3,511,296	2.00	$2.87

The following table summarizes information about warrants outstanding as of November 30, 2018:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	776,300	0.3
$2.49	1,220,883	5.0
$3.00	878,800	0.3
$4.00	535,313	0.3
$6.90	100,000	3.6
	3,511,296	2.0

Note 6: Stock based Compensation

The Company granted options to purchase an aggregate total of 235,000 and 35,000 shares of common stock during the three months ended November 30, 2018, and 2017, respectively. The Company recognized approximately $77,000 and $70,000 of compensation expense in the three months ended November 30, 2018, and 2017, respectively. The weighted average remaining contract life of the options is 9.14 and 9.61 years, respectively.

The total intrinsic value of options as of November 30, 2018, and 2017, is $135,424 and $0, respectively.

Stock option activity during the three months ended November 30, 2018, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2018	1,348,745	$3.45
Exercised	-	$-
Granted	235,000	3.79
Forfeited	(92,916)	$3.06
Expired	-
Options outstanding at November 30, 2018	1,490,829	$3.53

Note 7: Related Parties

J. Stephen Holmes, our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $170,000 in professional fees for management consulting services in the three months ended November 30, 2018, and 2017, respectively.

On September 28, 2018, Sean Higgins, one of the Company’s independent directors, was awarded 13,158 shares for services at an assumed fair value of $2.85. For the quarter ended November 30, 2018, the Company recognized $37,500 of compensation expense in its shareholders’ equity for the potion that fully vested at quarter end. The Company also recorded $21,000 and $0 as compensation for his role as independent director for the quarter ended November 30, 2018, and 2017, respectively.

On September 28, 2018, Whitney White, one of the Company’s independent directors, was awarded 13,158 shares for services at an assumed fair value of $2.85. For the quarter ended November 30, 2018, the Company recognized $37,500 of compensation expense in its shareholders’ equity for the portion that fully vested at quarter end. The Company also recorded $22,500 and $0 as compensation for his role as independent director for the quarter ended November 30, 2018, and 2017, respectively.

On November 30, 2018, the Board of Directors awarded 12,296 shares of common stock at an assumed fair value of $3.05 to Kenneth W. Weaver. For the quarter ended November 30, 2018, the Company recognized $37,500 of compensation expense in its shareholders’ equity. For the quarter ended November 30, 2018, and 2017, the Company recorded $22,500 and $0, respectively, as compensation for his role as independent director.

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

Maribel Ramirez Litigation

On May 1, 2018, claimant, Maribel Ramirez, filed a class action lawsuit, naming our subsidiary, Shift Human Capital Management Inc., and its client as defendants, claiming that she was forced to work hours for which she was not paid and denied lunch breaks, and rest periods, etc., to which she was entitled, and also claiming in separate government complaints that she was discriminated against and wrongfully terminated. This lawsuit is in the initial stages; the financial impact to the Company, if any, cannot be estimated. No liability has been recorded for this matter at this time. In the event of an unfavorable outcome the Company’s client is obligated contractually to indemnify the Company for misreported hours and portions of the claim would be covered under the Company’s employment practices liability insurance.

Note 9: Subsequent Events

The Company granted 60,000 incentive stock options to employees with a weighted average grant-date exercise price of $2.62, which vest over a service period of 48 months. The stock options were valued using the Black-Scholes option-pricing model.

The Company issued 1,285,245 shares of common stock as repayment of $1,780,606 in principal and $139,300 in accrued interest of convertible notes.

On December 7, 2018, the Board of Directors adopted a resolution providing for the award on December 11, 2018, to two of its independent directors Sean Higgins and Whitney White, of 32,895 shares for services each, as part of their compensation under their Director Agreements for the 1 year period ending as of September 29, 2019; 50% of the shares will vest on March 28, 2019, following the completion of six months of service, the remaining 50% of the shares will vest on September 27, 2019 following the completion of another year of service under their Director agreements through that date.

On December 20, 2018, the Company entered into settlement agreements with its institutional investors relating to technical defaults by the Company in failing to meet deadlines set forth in agreements between the Company and the investors for filing a registration statement and for having the registration statement declared effective by the SEC. Under the settlement agreements, the Company increased the principal amount of the notes payable to the investors by $888,888 in full settlement of the previously accrued $3.5 million default amount thereby decreasing the total liabilities reported on the Company’s November 30, 2018, and August 31, 2018, balance sheet by $2.6 million, respectively.

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

Overview

The Company is primarily a staffing enterprise, providing employment services solutions for businesses and workers in an environment in which shift or other part-time/temporary jobs, commonly called “gigs,” are performed.

The trend toward a Gig Economy has begun. A study by Ardent Partners confirms that the trend is significant, noting that “nearly 38% of the world’s total workforce is now considered ‘non-employee,’ which includes contingent/contract workers, temporary staff, gig workers, freelancers, professional services, and independent contractors.” Ardent Partners Ltd. “The State of Contingent Workforce Management 2016-2017: Adapting to a New World of Work.” October 2016. In the Gig Economy, businesses such as those in our current target market in the restaurant and hospitality industries often contract with independent contractor workers to perform less than full-time gig engagements, primarily in the form of shift work. We are endeavoring to participate in the rapidly growing Gig Economy through an employment-related service offering.

A significant problem for employers in the Gig Economy involves compliance with employment-related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance requirements, including the employer mandate provisions of the Patient Protection and Affordable Care Act (“ACA”). The compliance challenges are often complicated by the actions of many employers to reduce workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

Gig/Shift Workers, whom we also call “shifters,” face significant difficulty in finding other jobs/gigs to replace hours lost when their employers reduce their hours and make them less than full-time employees or otherwise to fill workweek employment voids.

We believe ShiftPixy has the ideal solution for both of these groups via a service offering that entails two principal elements (that we refer to collectively as our “Ecosystem”):

•

ShiftPixy Employer Solution: Under a co-employment agreement, ShiftPixy assumes certain of the responsibilities of being an employer and helps our clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. Once the ShiftPixy Mobile application is fully implemented, ShiftPixy will absorb the co-employer’s shifters as ShiftPixy employees and makes those employees available to the former employer to work the same jobs, with ShiftPixy shouldering all employment-related compliance responsibilities. In addition, when the shift intermediation features of the ShiftPixy mobile app are implemented, which can occur as soon as a sufficient number of users and clients in an area begin to use the scheduling features of the application, such businesses will be able to access via that technology additional qualified workers, who are already part of the ShiftPixy Ecosystem, to fill workforce voids on short notice, having assurance that such employees have work experience, will be paid, will be covered by applicable workers’ compensation coverage, will have applicable employment related taxes calculated and processed. The shift intermediation feature of our mobile app is designed to mitigate employee turnover that financially and operationally impacts clients in our target market.

•

ShiftPixy Shifter Solution: Shifters fulfilling shifts at one of ShiftPixy’s clients can now access shift work with other ShiftPixy clients and will ultimately be able to do so quickly and easily through the new ShiftPixy mobile application. Workers are now engaging with the application at the point of onboarding with ShiftPixy. We anticipate that employees will be able to use the app to secure additional shifts within our Ecosystem. When released to the general public, anticipated to be in the first calendar year 2019, provided adequate funding is available to complete our development activities, the ShiftPixy mobile application will enable not only ShiftPixy shift employees but also shifters outside the ShiftPixy Ecosystem, many of them Millennials who frequently connect to the outside world through mobile devices, to access available shifts at all of ShiftPixy’s participating clients. In addition to the benefits of working as employees rather than independent contractors, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

ShiftPixy’s headquarters is in Irvine, California, from which it can reach the Southern California market. ShiftPixy opened offices in New York City, Austin, Texas, Orlando, Florida and Chicago, from which its local sales/service representatives will secure and service clients in those areas, and it plans to open additional physical offices in the following locales: San Francisco and Miami.

These markets collectively account for or allow the Company to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.)

ShiftPixy and its subsidiary collectively serve, as of November 30, 2018, an aggregate of approximately 200 clients with an aggregate of approximately 9,280 employees, including 6,720 employees of ShiftPixy and ShiftableHR that we provide to our clients and 2,560 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending November 30, 2018.

ShiftPixy’s business and revenue growth is anticipated to result from the following factors:

•	Large potential market;

•	The ACA-related burdens placed on employers with over 50 full-time employees;

•	Marketing advantages from strategic insurance provider relationships;

•	The new ShiftPixy Mobil App designed to provide additional benefits to ShiftPixy’s client businesses and shift workers;

•	The ultimate development of a ShiftPixy Ecosystem;

•	Mitigation of employment law compliance risks, and

•	The new driver management layer in the ShiftPixy ecosystem allowing clients to use their own team members to deliver a brand intended experience and preserve their brand, customer experience, customer data and avoid the 30 percent fees paid to third-party delivery platforms.

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

The ShiftPixy Solution: ShiftPixy is developing an Ecosystem comprised of a closed proprietary operating and processing system that helps restaurant and hospitality businesses (and in the future, businesses in additional industries wherein we plan to market our services) as well as shift workers by matching available shifts with available shift workers. The ShiftPixy Ecosystem provides both compliance and cost saving advantages.

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015, in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of November 30, 2018, ShiftableHR had 122 clients with 5,400 worksite employees, including 2,560 employees for whom we provide only payroll administration services.

Significant Developments in Q1 2019

Offices Update

The Company headquarters is situated in Irvine, California and the Company opened offices in New York City, Austin, Texas, Chicago and the Orlando area from which its local sales/services representatives will secure and service clients in those areas. We are currently focused on clients in the restaurant and hospitality industries. California continue to be our largest market and account for approximately 82% of our gross billings. Texas continues to be our second largest market at about 6%. The other locations have not yet impacted in a meaningful way our revenue. Of note, the Company has onboarded during the quarter large franchisees of national brands in the State of Washington and the Commonwealth of Pennsylvania, and these states now account for approximately 7%, combined, of our gross billings.

Software Development

The heart of ShiftPixy’s employment service solutions is a technology platform, including a mobile app, through which ShiftPixy employees (and in the future, shifters not currently in our Ecosystem) will be able to find available shifts at ShiftPixy client locations, solving a problem of finding available shifts for both the shifters looking for additional shifts and businesses looking to fill open shifts.

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

Performance Highlights

Q1 FYE 2019 vs. Q1 FYE 2018

•	Served approximately 200 clients and co-employed average 9,280 worksite employees, a 63.3% increase in average worksite employees compared to the same period in FYE 2018, and

•	Processed approximately $70.9 million in gross billings, an increase of 76.5% over the same period in 2018.

Our financial performance for the first quarter ended November 30, 2018, compared to the same quarterly period ended November 30, 2017, included:

Revenues increased 61.5% to $10.5 million resulting from increased number of worksite employees the Company is currently servicing.

Cost of Revenue increased 35.5% to $7.1 million due to increased number of worksite employees, offset by a reduction in cost of revenue attributable to taxes since the credit reduction for the state of California was waived in November 2018.

Operating expenses slightly increased by 1.9% to $4.7 million in the quarter ended November 30, 2018, from $4.6 million in the quarter ended November 30, 2017. Payroll related expenses, commissions and general and administrative expenses increased due to increased volume of operation, offset by a decrease in software development.

Interest expense increased by 100% to $0.7 million resulting from the amortization of the debt discount and debt issuance costs related to our recent financing.

Net Loss decreased to $2.0 million or $0.07 per diluted share, from $3.3 million or $0.12 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended November 30, 2018, and 2017 (Unaudited).

	For the Three Months Ended
	November 30, 2018	November 30, 2017

Revenues (gross billings of $70.9 million and $40.2 million less worksite employee payroll cost of $60.4 million and $33.7 million, respectively)	$10,519,990	$6,511,919

Cost of revenue	7,134,168	5,266,403
Gross profit	3,385,822	1,245,516
Operating expenses:
Salaries, wages and payroll taxes	1,794,965	1,180,489
Stock-based compensation - general and administrative	77,222	70,296
Commissions	553,216	271,630
Professional fees	624,045	492,455
Software development	310,000	1,900,000
Depreciation and amortization	187,723	17,694
General and administrative	1,127,915	654,169
Total operating expenses	4,675,086	4,586,733
Operating Loss	(1,289,264)	(3,341,217)
Other Expense
Interest expense	(710,922)	-

Net Loss	$(2,000,186)	$(3,341,217)

Net loss per common share
Basic and diluted	$(0.07)	$(0.12)

Weighted average number of common shares
Basic and diluted	28,921,300	26,767,850

Revenue for the three months ended November 30, 2018, increased by $4.0 million or 61.5% to $10.5 million, compared to $6.5 million for the three months ended November 30, 2017.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended November 30, 2018, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended November 31, 2018, increased by $30.7 million or 76.5% to $70.9 million, compared to $40.2 million for the three months ended November 30, 2017.

The payroll cost of our worksite employees account for 83.4 % and 83.3% of our gross billings for the three months ended November 30, 2018, and 2017, respectively. As such, the mark- up components of gross billings account for approximately 15% and 16% for the three months ended November 30, 2018, and 2017, respectively.

Revenues’ increase was primarily due to the increase in worksite employee by an average of 3,521 to an average of 8,990 employees, compared to 5,470 employees in the three months ended November 30, 2017. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the three months ended November 30, 2018, increased by $1.8 million or 35.5% to $7.1 million, compared to $5.3 million for the three months ended November 30, 2017.

Approximately $3.4 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,521 from an average of 5,470 employees for the three months ended November 30, 2017, to an average of 8,990 employees for the three months ended November 30, 2018.

The above increase was offset by the reversal of approximately $1.0 million of California Federal unemployment Tax since this credit reduction was waived. If states have outstanding Federal Unemployment Account (“FUA”) loans on January 1 of two consecutive years and have not paid off the balance by November 10, they are subject to a credit reduction on their Federal Unemployment Tax rate until the balance has been paid off. California paid its FUA loans earlier this year and has not taken out additional loans by November 10, 2018, as such the State will not be a credit reduction state for 2018.

Gross Profit for the three months ended November 30, 2018, increased by $2.1 million or 171.8% to $3.4 million, compared to $1.3 million for the three months ended November 30, 2017. The gross profit, as a percentage of revenues, increased from 19.1% for the three months ended November 30, 2017, to 32.2% for the three months ended November 30, 2018. Such increase is mainly attributable to the positive financial impact of the reversal of accrued California FUTA credit reduction by approximately $1m in the three months ended November 30, 2018. Such increase is also due to the administrative fees the Company is charging its clients, which increased by $0.5 million or 64.5% to $1.3 million for the three months ended November 30, 2018, from $0.8m for the three months ended November 30, 2017.

Total Operating Expenses for the three months ended November 30, 2018, increased by $0.1 million or 1.9% to $4.7 million compared to $4.6 million for the three months ended November 30, 2017.

Our payroll costs for the three months ended November 30, 2018, increased by $0.6 million to $1.9 million compared to $1.3 million for the three months ended November 30, 2017. Approximately $0.5 million of the increase is attributed to the increase in our corporate payroll employees from an average of 41 for the three months ended November 30, 2017, to 57 employees for the three months ended November 30, 2018. Approximately $0.1 million of the increase is attributed to the additional employee benefits due to increased corporate employee, increased benefits premiums rate by approximately 10% in July 2018 and increased enrollments among our ShiftableHR PEO clients.

Commissions for the three months ended November 30, 2018, increased by $0.3 million or 103.7% to $0.6 million compared to $0.3 million for the three months ended November 30, 2017. Such increase is a direct result of the increased volume of activity and additional commissions paid to our internal sales force.

Professional fees for the three months ended November 30, 2018, increased by $0.1m or 26.7% to $0.6 million, from $0.5 million for the three months ended November 30, 2017. Such increase results from additional fees paid to our sales director and majority shareholder, additional fees paid to our directors and various recruiting fees.

Depreciation & Amortization increased by $0.2 million to $0.2 million in the three months ended November 30, 2018. The Company capitalized $3.2 million of software development costs related to the application development stage as of November 30, 2018 as opposed to $0 as of November 30, 2017.

General and Administrative expenses for the three months ended November 30, 2018, increased by $0.6 million or 95.8% to $1.3 million, from $0.7 million in the three months ended November 30, 2017.

Approximately $0.3 million is attributable to marketing expenses resulting from management’s decision to build awareness of its business proposition, fees incurred for conferences, various publications and also to develop business opportunities.

Approximately $0.3 million is attributable to increased rent expense following our geographical expansion, accrued penalties resulting from late remittances of payroll tax liabilities and additional insurance expenses.

Net loss/Income. As a result of the explanations described above, the net loss for the three months ended November 30, 2018, was $2.0 million, compared to a net loss of $3.3 million for the three months ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, the Company had cash of $0.2 million and a working capital deficiency of $12.9 million. During the quarter year ended November 30, 2018, the Company used approximately $1.6 million of cash in its operation. The Company has incurred recurring losses resulted in an accumulated deficit of $28 million as of November 30, 2018. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

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

Exclusive of the development costs, the Company is currently using $1.2 million each quarter from its operations or approximately $0.4 million per month. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operating cash burn. Since November 30, 2018, the Company has added, through executed service agreements, approximately 25 clients, servicing approximately 3,300 worksite employees with approximately $85.9 million in additional gross billings per year.

The remaining key features (scheduling and intermediation) of the Company’s mobile application will be fully released in the first calendar quarter of 2019. The onboarding feature has already been released, but the scheduling and intermediation features have been postponed pending additional financing which is expected to come during the first calendar of 2019. The Company also developed an additional driver management layer to its mobile platform and plans to begin using this “delivery feature” of its mobile platform during the first calendar quarter of 2019.

The deployment of these features, expected in the first calendar quarter of 2019, would further accelerate growth as the Company’s clients would be able to remediate their turnover and associated costs and self-deliver a brand intended experience and retain profit currently given away to third party delivery platforms.

The Company’s plans and expectations for the next 12 months include raising capital to help fund expansion of its operations, including the final development of its mobile application users features. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions, and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction.

The Company’s management believes thatthe Company’s current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty.

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

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended November 30,
	2018	2017
Gross Billings	$70,891,927	$40,176,773
Less: Adjustment to gross billings	60,371,937	33,664,854
Revenues	$10,519,990	$6,511,919

Material Commitments

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

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see note 2, Summary of significant accounting policies, of the Condensed Notes to the Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (unaudited)” of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at November 30, 2018, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 30, 2018, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of November 30, 2018, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation as of November 30, 2018, our management concluded that our internal controls over financial reporting were not effective as of November 30, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at November 30, 2018, relate to the following:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigations disclosed in our Annual Report in Form 10-K.

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding securities sold or issued by us during the three months ended November 30, 2018, that were not registered under the Securities Act of 1933, as amended (Securities Act”). Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission or SEC, under which exemption from registration was claimed.

Sales of Unregistered Securities

Exercise of warrants

For the three months ended November 30, 2018, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 142,500 and 125,000 shares of our common stock at an exercise price of $2.00 and $3.00, respectively, per share in the amount of $660,000.

Stock options and other equity awards

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 2,103,745 options and 177,224 shares have been designated by the Board of Directors for issuance through the date of filing of this Quarterly Report, provided, however, that approximately 612,916 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised.

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

Item 3. Defaults Upon Senior Securities.

On June 4, 2018, the Company issued convertible notes in the principal amount of $10 million for a purchase price of $9 million to institutional investors, bearing interest at a rate of 8%, with maturity date of September 4, 2019, for cash proceeds of $8.4million. The Company executed registration rights agreements with each of its institutional investors. These registrations rights agreements required, among other things, that the initial registration statement should be (a) filed within 30 days of June 4, 2018 and (b) declared effective within 90 days of June 4, 2018. Our registration statement was filed on October 1, 2018, and it was declared effective on October 29, 2018.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

ShiftPixy, Inc., a Wyoming corporation

DATE: January 11, 2019	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	January 11, 2019

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	January 11, 2019

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

