Form 10-Q
period 2019-02-28
ShiftPixy, Inc.
filed 2019-04-15
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of April 10, 2019, was 34,688,506

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	February 28, 2019	August 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$1,798,867	$1,649,783
Accounts receivable	743,580	110,931
Unbilled accounts receivable	5,170,887	6,192,631
Deposit – workers’ compensation	2,164,847	1,672,097
Prepaid expenses	314,187	563,002
Other current assets	219,590	258,901
Total current assets	10,411,958	10,447,345

Fixed assets, net	3,150,767	3,032,325
Deposits – workers’ compensation	3,968,435	2,201,556
Deposits and other assets	94,375	120,606

Total assets	$17,625,535	$15,801,832
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,690,384	$1,246,461
Payroll related liabilities	11,476,809	9,476,641
Convertible note, net	4,854,933	7,156,515
Accrued workers’ compensation costs	1,012,676	305,217
Registration rights penalties accrual (Note 4)	-	3,500,000
Other current liabilities	1,837,493	1,955,921
Total current liabilities	20,872,295	23,640,755
Non-current liabilities
Accrued workers’ compensation costs	2,009,869	900,978
Total liabilities	22,882,164	24,541,733

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 32,117,326 and 28,851,787 shares issued and outstanding, respectively	3,212	2,886
Additional paid-in capital	23,055,582	17,233,919
Accumulated deficit	(28,315,423)	(25,976,706)
Total stockholders’ deficit	(5,256,629)	(8,739,901)
Total liabilities and stockholders’ deficit	$17,625,535	$15,801,832

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018
Revenues (gross billings of $82.5m and $48.6m less worksite employee payroll cost of $69.4m and $40.8m, respectively for the three months ended; gross billings of $153.4m and $88.8m less worksite employee payroll cost of $129.7m and $74.4m, respectively for six months ended)	$13,188,263	$7,886,459	$23,708,253	$14,398,378
Cost of revenue	9,967,236	7,007,315	17,101,404	12,273,718
Gross profit	3,221,027	879,144	6,606,849	2,124,660

Operating expenses:
Salaries, wages and payroll taxes	1,986,744	1,345,606	3,781,709	2,526,094
Stock-based compensation – general and administrative	81,092	26,797	158,314	97,094
Commissions	588,975	338,434	1,142,191	610,065
Professional fees	895,083	508,787	1,519,128	1,001,242
Software development	717,566	486,354	1,027,566	2,386,354
Depreciation and amortization	191,114	57,949	378,837	75,643
General and administrative	987,622	834,100	2,115,537	1,488,268
Total operating expenses	5,448,196	3,598,027	10,123,282	8,184,760

Operating Loss	(2,227,169)	(2,718,883)	(3,516,433)	(6,060,100)

Other (expense) income:
Interest expense	(722,474)	-	(1,433,396)	-
Settlement of registration rights penalties accrual	2,611,112	-	2,611,112	-
Total other income	1,888,638	-	1,177,716	-

Net Loss	$(338,531)	$(2,718,883)	$(2,338,717)	$(6,060,100)

Net loss per common share, Basic and diluted	$(0.01)	$(0.09)	$(0.08)	$(0.21)

Weighted average number of common shares Basic and diluted	31,185,358	28,800,630	30,152,305	28,792,333

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended February 28,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(2,338,717)	$(6,060,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378,837	75,644
Settlement of registration rights penalties accrual	(2,611,112)	-
Amortization debt discount and debt issuance cost	1,402,824	-
Stock issued for services	112,503	50,354
Stock-based compensation- general and administrative	158,314	97,096
Non-cash interest	297,878	-
Changes in operating assets and liabilities
Accounts receivable	(632,649)	236,880
Unbilled accounts receivable	1,021,744	-
Prepaid expenses	248,815	(92,971)
Other current assets	39,311	(17,363)
Deposits – workers’ compensation	(2,259,629)	-
Deposits and other assets	26,231	(31,935)
Accounts payable	443,923	199,453
Payroll related liabilities	2,000,168	940,809
Accrued workers’ compensation	1,816,350	-
Other current liabilities	(118,428)	409,329
Net cash used in operating activities	(13,637)	(4,192,804)

INVESTING ACTIVITIES
Purchase of fixed assets	(497,279)	(849,480)
Net cash used in investing activities	(497,279)	(849,480)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	660,000	50,000
Net cash provided by financing activities	660,000	50,000

Net increase (decrease) in cash	149,084	(4,992,284)

Cash - Beginning of Period	1,649,783	5,896,705
Cash -End of Period	$1,798,867	$904,421
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	144,889	-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	4,891,173
Additional Principal to settle registration rights penalties	888,889

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 28, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2018	28,851,787	$2,886	$17,233,919	$(25,976,706)	$(8,739,901)
Warrants exercised for cash	267,500	27	659,973	-	660,000
Common stock issued for services rendered	38,612	3	112,499	-	112,502
Stock-based compensation expense	-	-	158,314	-	158,314
Common shares issued upon conversion of convertible notes and interest	2,959,427	296	4,890,877	-	4,891,173

Net Loss	-	-	-	(2,338,717)	(2,338,717)
Balance, February 28, 2019	32,117,326	$3,212	$23,055,582	$(28,315,423)	$(5,256,629)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended February 28, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 1, 2018	29,822,822	$2,983	$19,728,657	$(27,976,892)	$(8,245,252)
Stock-based compensation expense	-	-	81,092	-	81,092
Common shares issued upon conversion of convertible notes and interest	2,294,504	229	3,245,833	-	3,246,062

Net Loss	-	-	-	(338,531)	(338,531)
Balance, February 28, 2019	32,117,326	$3,212	$23,055,582	$(28,315,423)	$(5,256,629)

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

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended February 28, 2019, are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

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

The Company accounts for its PEO revenues in accordance with ASC 605-45, Revenue Recognition, Principal Agent Considerations. The Company’s PEO solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees and (ii) a mark-up computed as a percentage of payroll costs.

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

Consistent with its revenue recognition policy, its direct costs do not include the payroll cost of its worksite employees. The Company’s cost of revenue associated with its revenue generating activities are primarily comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

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

No one individual client represents more than 10% of revenues for the three and six months ended February 28, 2019, or 2018. However, four clients represent 40% of total accounts receivable at February 28, 2019, compared to four clients representing approximately 86% of our total accounts receivable at August 31, 2018.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluate its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no impairments recognized for the periods ended February 28, 2019, and 2018.

Workers’ compensation

Everest Program

Up to July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. During the year ended August 31, 2017, the Company funded an initial deposit of $2.3 million, which was included in Deposits – worker’ compensation (“deposits”) on the condensed consolidated balance sheet. During the year ended August 31, 2018, the Company funded two-month worth of policy premiums against this initial deposit for approximately $0.8 million. As of February 28, 2019, the Company had “deposit-workers’ compensation” of $1.5 million for this retrospective rated policy.

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. As of February 28, 2019, the Company classified $0.3 million in short term accrued workers’ compensation and $0.1 million in long term accrued workers’ compensation in our condensed consolidated balance sheets.

Sunz Program

Starting in July 2018, the Company’s workers’ compensation program for its worksite employees has been provided through an arrangement with United Wisconsin Insurance Company (“UWIC”) and administered by Sunz. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated worksite employee payroll levels and expected worker’s compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as “Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation, a long-term asset in our consolidated balance sheets.

As of February 28, 2019, the Company had $0.6 million in “deposit – workers’ compensation”, classified as a short-term asset and $4.0 million, classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated condensed balance sheets. As of February 28, 2019, the Company had short term accrued workers’ compensation costs of $0.6 million and long term accrued workers’ compensation costs of $1.9 million.

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

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $203,341 and $582,390 for the three and six months ended February 28, 2019, respectively and $68,087 and $180,250 for the three and six months ended February 28, 2018, respectively.

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

	For the Three Months Ended February 28, 2019	For the Three Months Ended February 28, 2018

Options	1,475,829	820,000
Senior Secured Convertible Notes (Note 4)	4,739,813	-
Warrants	3,511,296	2,570,413
Total potentially dilutive shares	9,726,938	3,390,413

Stock-Based Compensation

At February 28, 2019, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations on their fair values.

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

Note 3: Going Concern

As of February 28, 2019, the Company had cash of $1.8 million and a working capital deficiency of $10.5 million. During the six months ended February 28, 2019, the Company used approximately $14k of cash in its operations, of which $0.7 million was attributed to the mobile application development costs. The Company has incurred recurring losses resulting in an accumulated deficit of $28.3 million as of February 28, 2019. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million or$10.9 million net of costs. In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds or$8.4 million net of costs.

Exclusive of the development costs, the Company is currently using $1.6 million each quarter from its operations or approximately $0.5 million per month. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operational cash burn. Indeed, since February 28, 2019, the Company has added, through executed service agreements, approximately 19 new clients, servicing approximately 1,400 worksite employees with approximately $28 million in additional payroll cost per year, which would generate an additional of $0.2 million in quarterly administrative fees.

The Company began building its internal software development team and transitioned away from its current software development vendor to expedite the Company’s technology deployment. Such transition would further increase the Company’s quarterly cash burn by approximately $0.2 million. The tardy delivery of the user features from the Company’s previous software development vendor and related on-going litigation slowed down the pace of the Company’s growth. The completion of our technology and the deployment of these features would further accelerate the growth of the Company. Under licensing agreement, the Company will be launching version 2.0 of its app and enhanced user features during the Company’s third fiscal quarter with all user features as well as the driver management, which will allow its clients to self- deliver.

In March 2019, the Company completed a private placement of senior secured convertible notes to certain of its existing institutional investors raising an additional $3.7 million of gross proceeds or $3.3 million net of closing costs (See Note 9).

The Company’s existing institutional investors from our June 2018 senior secured convertibles have converted their principal into shares of the Company’s common stock, which allowed the Company to retain cash to fund its operations and finalize the completion and deployment of the technology platform. The Company anticipates continuing leveraging its payables until it reaches breakeven at about 20,000 worksite employees.

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

The Company had the following principal balances under its convertible notes outstanding as of February 28, 2019, and August 31, 2018:

	February 28,	August 31,
	2019	2018
8% Senior Secured Convertible notes, Principal	$10,000,000	$10,000,000
Less debt discount costs	(327,602)	(617,162)
Less debt issuance costs	(1,113,059)	(2,226,323)
Less Principal converted to common stock	(4,593,295)	-
Plus Additional Principal from settlement agreements	888,889	-
Total outstanding convertible notes, net	4,854,933	7,156,515
Less current portion of convertible notes payable	(4,854,933)	(7,156,515)
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and debt issuance costs of $710,922 and $1,421,844 for the three and six months ended February 28, 2019, respectively, and $0 for the three and six months ended February 28, 2018, respectively, which is included in interest expense in the condensed statements of operations.

For the three and six months ended February 28, 2019, the interest expense on convertible notes was $11,556, respectively, and $0 for the three and six months ended February 28, 2018. The Company applied the interest paid in cash and interest paid in equity against the make whole provision, which represents guaranteed twelve months of coupon payments since the Company was in default from its registration rights agreements. As of February 28, 2019, and August 31, 2018, the balance in the make whole accrual amounted to $235,456 and $608,889, respectively, and such amount were accrued as of February 28, 2019, and August 31, 2018.

During the six months ended February 28, 2019, the Company converted $4,593,295 of principal and $297,878 interest into shares of commons to its institutional investors and issued 2,959,427 shares of common stock.

Event of default

The Company executed registration rights agreements with each of its institutional investors. These registration rights agreements require, among other things, that the initial registration statement should be (a) filed within 30 days of June 4, 2018, and (b) declared effective within 90 days of June 4, 2018. The Company’s registration statement was filed on October 1, 2018 and it was declared effective by the SEC on October 29, 2018; thus, both the filing and effectiveness deadlines were missed.

The Company recorded in its condensed consolidated financial statements the mandatory default amount as stipulated in the convertible note agreements. As of August 31, 2018, the Company recorded approximately $3.5 million, which is reported under current liabilities in its condensed consolidated statement of operations.

On December 20, 2018, the Company entered into settlement agreements with its institutional investors, which resolves all disputes relating to technical defaults by the Company in failing to meet deadlines for filing a registration statement and for having a registration statement effective by the SEC. As a result of such settlement, the Company increased the principal amount of the convertible notes by $888,889 in full settlement of the previously accrued $3.5 million default amount thereby decreasing the total liabilities reported on the Company’s August 31, 2018, balance sheet by $2.6 million, and recognized a gain of approximately $2.6 million during the three and six months ended February 28, 2019.

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

Common Stock and Warrants

During the six months ended February 28, 2019, the Company issued 267,500 shares of common stock following the exercise of warrants and received gross proceeds of $660,000.

As described more fully in note 4, the Company issued 2,959,427 shares of common stock in satisfaction of principal and accrued interest following conversion of convertible notes into shares of common stock.

On September 28, 2017, the Company granted each 26,316 common shares, through the ShiftPixy, Inc., Plan to two of its independent directors, Whitney White and Sean Higgins at a fair value of $2.85 per share, of which 50% will vest on the date marking the six-month anniversary and the remaining 50% of the shares vesting on the first anniversary (September 28, 2018) of service under the executed agreement. For the three and six months ended February 28, 2019, the Company recognized $0 and $75,000 of compensation expense in its shareholders’ equity. There was no common stock issued for services during the three and six months ended February 28, 2018.

On December 11, 2018, the Company granted each 32,895 common shares, through the ShiftPixy, Inc., Plan to Whitney White and Sean Higgins at a fair value of $2.28 per share, of which 50% will vest on the date marking the six-month anniversary (March 28, 2019) and the remaining 50% of the shares vesting on the second anniversary (September 27, 2019) of service under the executed agreements. For the three and six months ended February 28, 2019, the Company recognized $55,376 of compensation expense in our condensed consolidated statement of operation.

On November 30, 2018, the Company granted 12,296 common shares, through the ShiftPixy, Inc., Plan to Ken Weaver, Chairman of its Audit Committee, at a fair value of $3.05 per share. For the three and six months ended February 28, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity. For the six months ended February 28, 2018, the Company recognized 13,252 shares of common stock to Ken Weaver for services that vested during the six months ended February 28, 2018, at a fair value of $50,354.

The following tables summarize our warrants outstanding as of February 28, 2019:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2018	3,778,796	2.13	$2.84
Issued	-	-	-
(Exercised)	(267,500)	0.45	$2.47
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, February 28, 2019	3,511,296	1.75	$2.87
Warrants exercisable, February 28, 2019	3,511,296	1.75	$2.87

The following table summarizes information about warrants outstanding as of February 28, 2019:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$2.00	776,300	-
$2.49	1,220,883	4.8
$3.00	878,800	-
$4.00	535,313	-
$6.90	100,000	3.3
	3,511,296	1.75

Note 6: Stock based Compensation

The Company granted options to purchase an aggregate total of 295,000 shares of common stock during the six months ended February 28, 2019. The Company recognized approximately $81,000 and $158,300 in the three and six months ended February 28, 2019, respectively. The Company recognized approximately $26,800 and $97,100 of compensation expense in the three and six months ended February 28, 2018.

The weighted average remaining contract life of the options is 8.90 and 9.22 years, respectively.

The total intrinsic value of options as of February 28, 2019, and 2018, is $0 respectively.

Stock option activity during the six months ended February 28, 2019, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2018	1,348,745	$3.45
Exercised	-	$-
Granted	295,000	3.56
Forfeited	(167,916)	$3.13
Expired	-
Options outstanding at February 28, 2019	1,475,829	$3.51

Note 7: Related Parties

J. Stephen Holmes, our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $360,000 in professional fees for management consulting services in the three and six months ended February 28, 2019, and $180,000 and $350,000 in the three and six months ended February 28, 2018, respectively.

On September 28, 2017, Sean Higgins, one of the Company’s independent directors, was awarded 13,158 shares for services at an assumed fair value of $2.85. For the three and six months ended February 28, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity for the portion that fully vested.

On December 11, 2018, the Company awarded Sean Higgins 32,895 shares for services for his director agreement second anniversary, at an assumed fair value of $2.28. For the three and six months ended February 28, 2019, the Company recognized $27,688, respectively, of compensation expenses in its condensed consolidated statement of operation. The Company also recorded $42,000 and $35,500 as compensation for his role as independent director for the six months ended February 28, 2019, and 2018, respectively.

On September 28, 2017, Whitney White, one of the Company’s independent directors, was awarded 13,158 shares for services at an assumed fair value of $2.85. For the three and six months ended February 28, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity for the portion that fully vested.

On December 11, 2018, the Company granted Whitney White 32,895 common shares, through the ShiftPixy, Inc., Plan to Whitney White at an assumed fair value of $2.28 per shares, of which 50% will vest on the date marking the six-month anniversary (March 28, 2019) and the remaining 50% of the shares vesting on the second anniversary (September 27, 2019) of service under the executed agreement. For the three and six months ended February 28, 2019, the Company recognized 27,688, respectively, of compensation expense in its condensed consolidated statement of operation. The Company also recorded $45,000 and $38,500 as compensation for his role as independent director for the six months ended February 28, 2019, and 2018, respectively.

On November 30, 2018, the Board of Directors awarded 12,296 shares of common stock at an assumed fair value of $3.05 to Kenneth W. Weaver. For the three and six ended February 28, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity. For the six months ended February 28, 2019, and 2018, the Company recorded $45,000 and $46,500, respectively, as compensation for his role as independent director.

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

Maribel Ramirez Litigation

On May 1, 2018, claimant, Maribel Ramirez, filed a class action lawsuit, naming our subsidiary, Shift Human Capital Management Inc., and its client as defendants, claiming that she was forced to work hours for which she was not paid and denied lunch breaks, and rest periods, etc., to which she was entitled, and also claiming in separate government complaints that she was discriminated against and wrongfully terminated. This matter settled subsequent to our quarter end and Shift Human Capital Management liability was determined at $20,000, which is included in the condensed consolidated balance sheet.

Kadima Ventures

The Company is in dispute with its software developer, Kadima Ventures, over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima Ventures for the development and deployment of user features that were proposed by Kadima for an original build cost of $8.5 million to complete. As of the date of this filing, the Company has spent approximately $11million but has not received the majority of certain modules. In addition to the non-delivery of the paid for user features, Kadima Ventures asserts that it is owed additional funds to turn over the work completed. The Company is initiating litigation to force the delivery of the paid for software and exit the development engagement. Kadima made a demand for an additional $10 million or they would not turn over the remaining features. The Company has accelerated its internal development team to expedite the user features delivery for summer of 2019. Under licensing agreement, the Company will be launching version 2.0 of its app and enhanced user features during the Company’s third fiscal quarter with all user features as well as the driver management, which will allow its clients to self- deliver. The Company hopes to recover some of the funds spent with Kadima Ventures for their failure to deliver.

Note 9: Subsequent Events

The Company granted 836,234 incentive stock options to employees with a weighted average grant-date exercise price of $1.30, which vest over a service period of 48 months. The stock options were valued using the Black-Scholes option-pricing model.

The Company issued 2,571,180 shares of common stock as repayment of $2,716,707 in principal and $189,245 in accrued interest of convertible notes.

On March 11, 2019, the Company entered into a securities purchase Agreement with certain institutional investors for the sale by the Company of $4,750,000 of senior convertibles notes due September 12, 2020. Concurrently with the sale of the notes, pursuant to the purchase agreement, the Company also sold warrants to purchase 2,840,909 shares of common stock. The Company sold the notes and the warrants for $3,750,000. The net proceeds from the transaction was approximately $3.4 million after deducting certain fees due to the placement agents and legal fees and other estimated transaction expenses. The net proceeds received by the Company from the transaction will be used to finalize the key features of our mobile application, working capital and for general corporate purposes.

On March 1, 2019, a total of 2,190,413 warrants with an average exercise price of 2.89 expired unexercised.

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

Overview

We are primarily a staffing enterprise, providing employment services solutions for businesses and workers in an environment in which shift or other part-time/temporary jobs, commonly called “gigs,” are performed.

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

We believe that we have the ideal solution for both of these groups via a service offering that entails two principal elements (that we refer to collectively as our “Ecosystem”):

•

ShiftPixy Employer Solution: Under a co-employment agreement, we assume certain of the responsibilities of being an employer and helps our clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment. Once the ShiftPixy Mobile application is fully implemented, we will absorb the co-employer’s shifters as our employees and makes those employees available to the former employer to work the same jobs, with us shouldering all employment-related compliance responsibilities. In addition, when the shift intermediation features of our mobile app are implemented, which can occur as soon as a sufficient number of users and clients in an area begin to use the scheduling features of the application, such businesses will be able to access via that technology additional qualified workers, who are already part of our Ecosystem, to fill workforce voids on short notice, having assurance that such employees have work experience, will be paid, will be covered by applicable workers’ compensation coverage, will have applicable employment related taxes calculated and processed. The shift intermediation feature of our mobile app is designed to mitigate employee turnover that financially and operationally impacts clients in our target market.

•

ShiftPixy Shifter Solution: Shifters fulfilling shifts at one of our clients can now access shift work with other of our clients and will ultimately be able to do so quickly and easily through the new ShiftPixy mobile application. Workers are now engaging with the application at the point of onboarding with ShiftPixy. We anticipate that employees will be able to use the app to secure additional shifts within our Ecosystem. When released to the general public, anticipated to be in the second calendar year 2019, , the ShiftPixy mobile application will enable not only ShiftPixy shift employees but also shifters outside our Ecosystem, many of them Millennials who frequently connect to the outside world through mobile devices, to access available shifts at all of our participating clients. In addition to the benefits of working as employees rather than independent contractors, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in our benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

Our headquarters are in Irvine, California, from which we can reach the Southern California market. We opened offices in New York City, New York, Austin, Texas, and Chicago, Illinois from which our local sales/service representatives will secure and service clients in those areas, and we plan to open additional physical offices in the following locales: San Francisco, California and Miami, Florida.

These markets collectively account for or allow the Company to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.)

ShiftPixy and its subsidiary collectively serve, as of February 28, 2019, an aggregate of approximately 216 clients with an aggregate of approximately 10,090 employees, including 7,250 employees of ShiftPixy and ShiftableHR that we provide to our clients and 2,840 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending February 28, 2019.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015, in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of February 28, 2019, ShiftableHR had 151 clients with 5,950 worksite employees, including 2,840 employees for whom we provide only payroll administration services.

Significant Developments in 2019

Offices Update

Our headquarters are situated in Irvine, California and the Company opened offices in New York City, New York, Austin, Texas and Chicago, Illinois area from which our local sales/services representatives will secure and service clients in those areas.

We are currently focused on clients in the restaurant and hospitality industries. California continue to be our largest market and account for approximately 82% of our gross billings. Texas continues to be our second largest market at about 5.6%. The other locations have not yet impacted in a meaningful way our revenue. Of note, the Company has onboarded large franchisees of national brands in the State of Washington and the Commonwealth of Pennsylvania, and these states now account for approximately 7.5%, combined, of our gross billings.

Software Development Update

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

Our next phase of development is the implementation of the scheduling component of our software, which is designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. The next succeeding phase of development is the implementation of our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities.

We also plan to begin using the “delivery features” of our mobile platform during the second calendar quarter of 2019. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform is the driver onboarding, which was completed by the end of our third calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro metering” of essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

The Company began building its internal software development team and transitioned away from its current software development vendor to expedite the Company’s technology deployment. The tardy delivery of the user features from the Company’s previous software development vendor and related on-going litigation slowed down the pace of the Company’s growth. The completion of our technology and the deployment of these features would further accelerate the growth of the Company. Under licensing agreement, the Company will be launching version 2.0 of its app and enhanced user features (onboarding, scheduling and intermediation) during the second calendar quarter with all user features as well as the driver management, which will allow its clients to self- deliver.

Performance Highlights

Q2 FYE 2019 vs. Q2 FYE 2018

•	Served approximately 216 clients and co-employed average 10,090 worksite employees, a 48.4% increase in worksite employees compared to the same period in FYE 2018, and

•	Processed approximately $82.5 million in gross billings, an increase of 69.7% over the same period in 2018.

Our financial performance for the second quarter ended February 28, 2019, compared to the same quarterly period ended February 28, 2018, included:

Revenues increased 67.2% to $13.2 million resulting from increased number of worksite employees the Company is currently servicing.

Cost of Revenue increased 42.2% to $10.0 million due to increased number of worksite employees, offset by a reduction in cost of revenue attributable to employer related taxes since the credit reduction for the state of California was waived in November 2018 and our state unemployment rate decreased from prior year.

Operating expenses increased by 51,4% to $5.4 million in the quarter ended February 28, 2019, from $3.6 million in the quarter ended February 28, 2018. Payroll related expenses, commissions and general and administrative expenses increased due to increased volume of operation.

Interest expense increased by 100% to $0.7 million resulting from the amortization of the debt discount and debt issuance costs related to our June 2018 financing.

Net Loss decreased to $0.3 million or $0.01 per diluted share, from $2.7 million or $0.09 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended February 28, 2019, and 2018 (Unaudited).

	For the Three Months Ended
	February 28, 2019	February 28, 2018

Revenues (gross billings of $82.5 million and $48.6 million less worksite employee payroll cost of $69.4 million and $40.8 million, respectively)	$13,188,263	$7,886,459

Cost of revenue	9,967,236	7,007,315
Gross profit	3,221,027	879,144
Operating expenses:
Salaries, wages and payroll taxes	1,986,744	1,345,606
Stock-based compensation - general and administrative	81,092	26,797
Commissions	588,975	338,434
Professional fees	895,083	508,787
Software development	717,566	486,354
Depreciation and amortization	191,114	57,949
General and administrative	987,622	834,100
Total operating expenses	5,448,196	3,598,027
Operating Loss	(2,227,169)	(2,718,883)
Other (Expense) Income
Interest expense	(722,474)	-
Settlement of registration rights penalties accrual	2,611,112	-

Net Loss	$(338,531)	$(2,718,883)

Net loss per common share
Basic and diluted	$(0,01)	$(0.09)

Weighted average number of common shares
Basic and diluted	31,185,358	28,800,630

Revenue for the three months ended February 28, 2019, increased by $5.3 million or 67.2% to $13.2 million, compared to $7.9 million for the three months ended February 28, 2018.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended February 28, 2019, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended February 28, 2019, increased by $33.9 million or 69.7% to $82.5 million, compared to $48.6 million for the three months ended February 28, 2018.

The payroll cost of our worksite employees account for 84.0% and 83.8% of our gross billings for the three months ended February 28, 2019, and 2018, respectively. As such, the mark- up components of gross billings account for approximately 16% and 16.2% for the three months ended February 28, 2019, and 2018, respectively.

Approximately $3.8 million of the increase in revenue is attributed to an increase in worksite employee, which increased by approximately 3,110 to an average of 9,660 employees in the three months ended February 28, 2019, compared to an average of 6,550 employees in the three months ended February 28, 2018. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

The remainder of the increase is attributed to an increase to our billing rate for employer related taxes, administrative fees charged to specific clients requiring more handling and employer benefit contributions charged for company sponsored benefit plans.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage and employee benefits. Our cost of revenues for the three months ended February 28, 2019, increased by $3 million or 42.2% to $10 million in the three months ended February 28, 2019, compared to $7 million in the three months ended February 28, 2018.

Approximately $3.3 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,110 from an average of 6,550 employees for the three months ended February 28, 2018, to an average of 9,660 employees for the three months ended February 28, 2019.

The above increase was offset by $0.3 million attributed to the reduction of the Company state unemployment rate and the forfeiture of the California Federal unemployment Tax since this credit reduction was waived. If states have outstanding Federal Unemployment Account (“FUA”) loans on January 1st of two consecutive years and have not paid off the balance by November 10, they are subject to a credit reduction on their Federal Unemployment Tax rate until the balance has been paid off. California paid its FUA loans earlier in 2018 and has not taken out additional loans by November 10, 2018, as such the State will not be a credit reduction for 2018.

Gross Profit for the three months ended February 28, 2019, increased by $2.3 million or 266.4% to $3.2 million, compared to $0.9 million for the three months ended February 28, 2018. The gross profit, as a percentage of revenues, increased from 11.1% for the three months ended February 28, 2018, to 24.4% for the three months ended February 28, 2019.

Such increase to our gross profit is attributable to the following factors: (i) Increase in our worksite employees, which generated additional billed administrative fees, (ii) reduction to our state unemployment tax rate and forfeiture of the California Federal unemployment Tax, (iii) transfer from a guaranteed cost workers compensation program to a deductible program resulting in lower workers compensation premium billed to us offset by additional money funded to our claim loss fund as requirement to our deductible workers compensation program.

Total Operating Expenses for the three months ended February 28, 2019, increased by $1.8 million or 51.4% to $5.4 million compared to $3.6 million for the three months ended February 28, 2018.

Our payroll costs for the three months ended February 28, 2019, increased by $0.6 million to $2.0 million compared to $1.4 million for the three months ended February 28, 2018.

Approximately $0.4 million of the increase is attributed to the increase in our corporate payroll employees from an average of 41 for the three months ended February 28, 2018, to 54 employees for the three months ended February 28, 2019.

Approximately $0.1 million is due to severance package agreed upon termination of certain executives.

Approximately $0.1 million of the increase is attributed to the additional employee benefits due to increased corporate employee, increased benefits premiums rate by approximately 10% in July 2018 and increased enrollments among our ShiftableHR PEO clients.

Commissions for the three months ended February 28, 2019, increased by $0.3million or 74% to $0.6 million compared to $0.3 million for the three months ended February 28, 2018. Such increase is a direct result of the increased volume of activity and additional commissions paid to our internal sales force.

Professional fees for the three months ended February 28, 2019, increased by $0.4 million or 75.9% to $0.9 million, from $0.5 million for the three months ended February 28, 2018. Such increase results from additional legal fees paid for ongoing litigation, corporate affaires and workers compensation claim specialist aimed at ensuring that existing workers compensation claims are timely processed and expedited.

Depreciation & Amortization increased by $0.1 million to $0.2 million in the three months ended February 28, 2019, from $0.1 million in the three months ended February 18, 2018. The Company capitalized $3.2 million of software development costs related to the application development stage as of February 28, 2019 as opposed to $0.8 million as of February 28, 2018.

General and Administrative expenses for the three months ended February 28, 2019, increased by $0.2 million or 18.4% to $1.0 million, from $0.8 million in the three months ended February 28, 2018. Most of the increase is related to additional rent expense following our geographical expansion, marketing expenses to build awareness around our business proposition and fees incurred for conferences and various publications.

Net loss/Income. As a result of the explanations described above, the net loss ended up at $0.3 million for the three months ended February 28, 2019, compared to a net loss of $2.7 million for the three months ended February 28, 2018.

The following table summarizes the condensed consolidated results of our operations for the six months ended February 28, 2019, and February 28, 2018 (Unaudited).

	For the Six Months Ended
	February 28, 2019	February 28, 2018

Revenues (gross billings of $153.4 million and $88.8 million less worksite employee payroll cost of $129.7 million and $74.4 million, respectively)	$23,708,253	$14,398,378

Cost of revenue	17,101,404	12,273,718
Gross profit	6,606,849	2,124,660
Operating expenses:
Salaries, wages and payroll taxes	3,781,709	2,526,094
Stock-based compensation - general and administrative	158,314	97,094
Commissions	1,142,191	610,065
Professional fees	1,519,128	1,001,242
Software development	1,027,566	2,386,354
Depreciation and amortization	378,837	75,643
General and administrative	2,115,537	1,488,268
Total operating expenses	10,123,282	8,184,760
Operating Loss	(3,516,433)	(6,060,100)
Other Expense
Interest expense	(1,433,396)	-
Settlement of registration rights penalties accrual	2,611,112	-

Net Loss	$(2,338,717)	$(6,060,100)

Net loss per common share
Basic and diluted	$(0,08)	$(0.21)

Weighted average number of common shares
Basic and diluted	30,152,305	28,792,333

Revenue for the six months ended February 28, 2019, increased by $9.3 million or 64.7% to $23.7 million, compared to $14.4 million for the six months ended February 28, 2018.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the six months ended February 28, 2019, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the six months ended February 28, 2019, increased by $64.6 million or 72.8% to $153.4 million, compared to $88.8 million for the six months ended February 28, 2018.

The payroll cost of our worksite employees account for 84.5 % and 83.8% of our gross billings for the six months ended February 28, 2019, and 2018, respectively. As such, the mark-up components of gross billings account for approximately 15.5% and 16.2% for the six months ended February 28, 2019, and 2018, respectively.

Approximately $8 million of the increase in revenue is attributed to an increase in worksite employee, which increased by an average of approximately 3,330 to an average of 9,330 employees in the six months ended February 28, 2019, compared to 6,000 employees in the six months ended February 28, 2018. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite

Approximately $1.3 million is attributed to an increase to our billing rate for employer related taxes, administrative fees charged to certain clients and employer benefit contributions charged for company sponsored benefit plans.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the six months ended February 28, 2019, increased by $4.8 million or 39.3% to $17.1 million in the six months ended February 28, 2019, compared to $12.3 million for the six months ended February 28, 2018.

Approximately $6.8 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,330 from an average of 6,000 employees for the six months ended February 28, 2018, to an average of 9,330 employees for the six months ended February 28, 2019.

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

The above increase was offset by $0.9 million attributed to the reduction of the Company state unemployment rate and the lower workers compensation premium since portion of the manual premium is paid to a loss fund as a requirement to any deductible workers compensation program.

Gross Profit for the six months ended February 28, 2019, increased by $4.5 million or 211% to $6.6 million, compared to $2.1 million for the six months ended February 28, 2018. The gross profit, as a percentage of revenues, increased from 14.8% for the six months ended February 28, 2018, to 27.9% for the six months ended February 28, 2019. Such increase in our gross profit is attributable to the following factors: (i) Increase in our worksite employees, which generated additional billed administrative fees, (ii) reduction to our state unemployment tax rate and the forfeiture of the California Federal unemployment Tax, (iii) transfer from a guaranteed cost workers compensation program to a deductible program resulting in lower workers compensation premium billed to us offset by additional money funded to our claim loss fund as requirement to our deductible workers compensation program.

.

Total Operating Expenses for the six months ended February 28, 2019, increased by $1.9 million or 23.7% to $10.1 million compared to $8.2 million for the six months ended February 28, 2018.

Our payroll costs for the six months ended February 28, 2019, increased by $1.3 million or 49.7% to $3.8 million compared to $2.5 million for the six months ended February 28, 2018.

Approximately $1.0 million of the increase is attributed to the increase in our corporate payroll employees from an average of 41 for the six months ended February 28, 2018, to 56 employees for the six months ended February 28, 2019.

Approximately $0.1 million is due to the accrual of severance packages agreed upon termination of certain executives.

Approximately $0.2 million of the increase is attributed to the additional employee benefits due to increased corporate employee, increased benefits premiums rate by approximately 10% in July 2018 and increased enrollments among our ShiftableHR PEO clients.

Commissions for the six months ended February 28, 2019, increased by $0.5 million or 87.2% to $1.1 million compared to $0.6 million for the six months ended February 28, 2018. Commissions paid accounts for 0.9% of payroll costs for the six months ended February 28, 2019, and 2018, respectively. Such increase is a direct result of the increased volume of activity and additional commissions paid to our internal sales force.

Professional fees for the six months ended February 28, 2019, increased by $0.5m or 51.7% to $1.5 million, from $1.0 million for the six months ended February 28, 2018. Such increase results from additional legal fees paid for ongoing litigation and corporate affairs and additional fees paid for our workers compensation claims specialist.

Depreciation & Amortization increased by $0.3 million or 400.8% to $0.4 million in the six months ended February 28, 2019, from $0.1 million in the six months ended February 28, 2018. The Company capitalized $3.2 million of software development costs related to the application development stage as of February 28, 2019 as opposed to $0.8 million as of February 28, 2018.

General and Administrative expenses for the six months ended February 28, 2019, increased by $0.6 million or 42.1% to $2.1 million, from $1.5 million in the six months ended February 28, 2018. Most of the increase is related to additional rent expense following our geographical expansion, marketing expenses incurred to build awareness around our business proposition and fees incurred for conferences and various publications.

Net loss. As a result of the explanations described above, the net loss for the six months ended February 28, 2019, was $2.3 million, compared to a net loss of $6.0 million for the six months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, the Company had cash of $1.8 million and a working capital deficiency of $10.5 million. During the six months ended February 28, 2019, the Company used approximately $14k of cash in its operations, of which $0.7 million was attributed to the mobile application development costs. The Company has incurred recurring losses resulting in an accumulated deficit of $28.3 million as of February 28, 2019. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2018, raising a total of $12 million or$10.9 million net of costs. In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds or$8.4 million net of costs.

Exclusive of the development costs, the Company is currently using $1.6 million each quarter from its operations or approximately $0.5 million per month. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operational cash burn. Indeed, since February 28, 2019, the Company has added, through executed service agreements, approximately 19 new clients, servicing approximately 1,400 worksite employees with approximately $28 million in additional payroll cost per year, which would generate an additional of $0.2 million in quarterly administrative fees.

The Company began building its internal software development team and transitioned away from its current software development vendor to expedite the Company’s technology deployment. Such transition would further increase the Company’s quarterly cash burn by approximately $0.2 million. The tardy delivery of the user features from the Company’s previous software development vendor and related on-going litigation slowed down the pace of the Company’s growth. The completion of our technology and the deployment of these features would further accelerate the growth of the Company. Under licensing agreement, the Company will be launching version 2.0 of its app and enhanced user features during the Company’s third fiscal quarter with all user features as well as the driver management, which will allow its clients to self- deliver.

In March 2019, the Company completed a private placement of senior secured convertible notes to certain of its existing institutional investors raising an additional $3.7 million of gross proceeds or $3.3 million net of closing costs (See Note 9).

The Company’s existing institutional investors from our June 2018 senior secured convertibles have converted their principal into shares of the Company’s common stock, which allowed the Company to retain cash to fund its operations and finalize the completion and deployment of the technology platform. The Company anticipates continuing leveraging its payables until it reaches breakeven at about 20,000 worksite employees.

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

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Gross Billings	$82,540,346	$48,636,443	$153,432,273	$88,813,216
Less: Adjustment to gross billings	69,352,083	40,749,984	129,724,020	74,414,838
Revenues	$13,188,263	$7,886,459	$23,708,253	$14,398,378

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at February 28, 2019, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at February 28, 2019, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of February 28, 2019, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation as of February 28, 2019, our management concluded that our internal controls over financial reporting were not effective as of February 28, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at February 28, 2019, relate to the following:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding securities sold or issued by us during the six months ended February 28, 2019, that were not registered under the Securities Act of 1933, as amended (Securities Act”). Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission or SEC, under which exemption from registration was claimed.

Sales of Unregistered Securities

Unregistered sales of Securities

During the six months ended February 28, 2019, the Company entered into settlement agreements and mutual release with certain institutional investors, which extended the principal amount of the 8% senior secured convertible notes by $888,889, and resolves all disputes between the Company and the investors relating to technical defaults by the Company in failing to meet deadlines set forth in agreements between the Company and the investors for filing a registration statement and for having the registration statement declared effective by the Securities and Exchange Commission. The notes are senior and secured by all the assets of the Company. Sales of all of these securities were made pursuant to rule 506(c) of Regulation D promulgated by the SEC under the Act.

Exercise of warrants

For the six months ended February 28, 2019, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 267,500 shares of our common stock for total consideration of $660,000.

Stock options and other equity awards

On December 111, 2018, we issued an aggregate of 65,790 shares for services to two directors for aggregate consideration of $150,001 based upon a price of $2.28 per share, the trading price on date of issuance. We relied upon Section 4(a)2 for the issuance of these securities. The securities vest 50% on six months of service after issuance date and the remaining 50% on twelve months after issuance date assuming the director was still serving as director on those dates

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 2,163,745 options and 243,014 shares have been designated by the Board of Directors for issuance through the date of filing of this Quarterly Report, provided, however, that approximately 687,916 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised.

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

We believed that Section 4(a)(2) of the Securities Act of 1933 was available for all issuances above because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The sales of shares were made only to existing investors who acquired securities under prior private offerings

Item 3. Defaults Upon Senior Securities.

None. On December 20, 2018, the Company entered into settlement agreements with is institutional investors, which resolved all disputes to technical defaults by the Company concerning registration of securities issued to these investors.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

ShiftPixy, Inc., a Wyoming corporation

Date: April 15, 2019	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	April 15, 2019

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	April 15, 2019

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFIER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

