Form 10-Q/A
period 2019-02-28
ShiftPixy, Inc.
filed 2019-07-22
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (the "Amended Filing") is being filed to amend and restate in its entirety the following item of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, as originally filed with the Securities and Exchange Commission on April 15, 2019 (the "Original Filing"): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4 of Part 1 “Controls and Procedures”. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the Company’s principal executive officer and principal financial officer as required by Rule 12b-15.

On June 4, 2018, the Company entered into securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “investors”) for the sale by the Company of $10,000,000 of 8% senior secured convertible notes due September 4, 2019 (the “Notes”). The Notes are repaid monthly commencing on first day of the month after the date that is the earlier of the date that a registration statement covering the shares underlying the Notes has been declared effective by the Securities and Exchange Commission or 180 days after the original issue date. The Notes provide that at any time after the original issuance date, the Notes are convertible into shares of common stock, at the option of the holder. The conversion price in effect on any conversion date is equal to $2.49, subject to adjustment, mainly related to standard anti-dilution adjustments and subsequent issuances of equity securities at effective prices that are lower than the initial conversion price (“down round”). The Notes state that “from and after the maturity date, the conversion price should be equal to the lesser of (i) the then conversion price and (ii) 85% of the volume weighted average price (“VWAP”), which is immediately prior to the applicable conversion date”.

A registration statement covering the shares underlying the Notes was declared effective by the Securities and Exchange Commission on October 29, 2018. Since that date and prior to Maturity Date, the Company mistakenly honored conversion requests from the investors not at $2.49 price as provided in the Notes but at a fifteen percent discount to the lowest VWAP in excess of the securities issuable pursuant to the original conversion terms, creating what is deemed under U.S. GAAP an induced conversion.

U.S. GAAP requires that the additional shares issued in the conversion be treated as an inducement with an expense recognized equal to the fair value of the additional shares of common stock transferred in the transaction, with such fair value being measured as of the date of the inducement offer is accepted by the convertible debt holder. Accordingly, the Company recognized a non-cash debt conversion expense of approximately $1.6 million for the three and six months ended February 28, 2019.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	February 28, 2019	August 31, 2018
	(Restated) (Unaudited)	(Restated)
ASSETS
Current assets
Cash	$1,798,867	$1,649,783
Accounts receivable	743,580	110,931
Unbilled accounts receivable	5,170,887	6,192,631
Deposit – workers’ compensation	2,164,847	1,672,097
Prepaid expenses	314,187	563,002
Other current assets	219,590	258,901
Total current assets	10,411,958	10,447,345

Fixed assets, net	3,150,767	3,032,325
Deposits – workers’ compensation	3,968,435	2,201,556
Deposits and other assets	94,375	120,606

Total assets	$17,625,535	$15,801,832
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,690,384	$1,246,461
Payroll related liabilities	11,476,809	9,476,641
Convertible note, net	4,362,333	6,171,315
Accrued workers’ compensation costs	1,012,676	305,217
Registration rights penalties accrual (Note 4)	-	3,500,000
Other current liabilities	1,837,493	1,955,921
Total current liabilities	20,379,695	22,655,555
Non-current liabilities
Accrued workers’ compensation costs	2,009,869	900,978
Total liabilities	22,389,564	23,556,533

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 32,117,326 and 28,851,787 shares issued and outstanding, respectively	3,212	2,886
Additional paid-in capital	25,842,632	18,465,419
Accumulated deficit	(30,609,873)	(26,223,006)
Total stockholders’ deficit	(4,764,029)	(7,754,701)
Total liabilities and stockholders’ deficit	$17,625,535	$15,801,832

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018
	(Restated)		(Restated)
Revenues (gross billings of $82.5m and $48.6m less worksite employee payroll cost of $69.4m and $40.8m, respectively for the three months ended; gross billings of $153.4m and $88.8m less worksite employee payroll cost of $129.7m and $74.4m, respectively for six months ended)	$13,188,263	$7,886,459	$23,708,253	$14,398,378
Cost of revenue	9,967,236	7,007,315	17,101,404	12,273,718
Gross profit	3,221,027	879,144	6,606,849	2,124,660

Operating expenses:
Salaries, wages and payroll taxes	1,986,744	1,345,606	3,781,709	2,526,094
Stock-based compensation – general and administrative	81,092	26,797	158,314	97,094
Commissions	588,975	338,434	1,142,191	610,065
Professional fees	895,083	508,787	1,519,128	1,001,242
Software development	717,566	486,354	1,027,566	2,386,354
Depreciation and amortization	191,114	57,949	378,837	75,643
General and administrative	987,622	834,100	2,115,537	1,488,268
Total operating expenses	5,448,196	3,598,027	10,123,282	8,184,760

Operating Loss	(2,227,169)	(2,718,883)	(3,516,433)	(6,060,100)

Other (expense) income:
Interest expense	(968,774)	-	(1,925,996)	-
Inducement loss from debt conversion	(1,555,550)	-	(1,555,550)	-
Settlement of registration rights penalties accrual	2,611,112	-	2,611,112	-
Total other income (expense)	86,788	-	(870,434)	-

Net Loss	$(2,140,381)	$(2,718,883)	$(4,386,867)	$(6,060,100)

Net loss per common share, Basic and diluted	$(0.07)	$(0.09)	$(0.15)	$(0.21)

Weighted average number of common shares Basic and diluted	31,185,358	28,800,630	30,152,305	28,792,333

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended February 28, 2019, As Restated (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 1, 2018	29,822,822	$2,983	$20,960,157	$(28,469,492)	$(7,506,352)
Stock-based compensation expense	-	-	81,092	-	81,092
Inducement loss from debt conversion	980,669	98	1,555,452		1,555,550
Common shares issued upon conversion of convertible notes and interest	1,313,835	131	3,245,931	-	3,246,062

Net Loss	-	-	-	(2,140,381)	(2,140,381)
Balance, February 28, 2019	32,117,326	$3,212	$25,842,632	$(30,609,873)	$(4,764,029)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended February 28, 2018 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, November 1, 2017	28,799,856	$2,880	$15,180,117	$(12,741,444)	$2,441,553
Common stock issued for services rendered	820	1	3,115	-	3,116
Stock-based compensation expense	-	-	26,798	-	26,798
Net Loss	-	-	-	(2,718,883)	(2,718,883)
Balance, May 31, 2018	28,800,676	$2,881	$15,210,030	$(15,460,327)	$(247,416)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 28, 2019 As Restated (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2018	28,851,787	$2,886	$18,465,419	$(26,223,006)	$(7,754,701)
Warrants exercised for cash	267,500	27	659,973	-	660,000
Common stock issued for services rendered	38,612	3	112,499	-	112,502
Stock-based compensation expense	-	-	158,314	-	158,314
Inducement loss from debt conversion	980,669	98	1,555,452	-	1,555,550
Common shares issued upon conversion of convertible notes and interest	1,978,758	198	4,890,975	-	4,891,173

Net Loss	-	-	-	(4,386,867)	(4,386,867)
Balance, February 28, 2019	32,117,326	$3,212	$25,842,632	$(30,609,873)	$(4,764,029)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 28, 2018 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2017	28,762,424	$2,877	$15,012,584	$(9,400,227)	$5,615,234
Warrants exercised for cash	25,000	2	49,998	-	50,000
Common stock issued for services rendered	13,252	2	50,353	-	50,355
Stock-based compensation expense	-	-	97,095	-	97,095
Net Loss	-	-	-	(6,060,100)	(6,060,100)
Balance, February 28, 2018	28,800,676	$2,881	$15,210,030	$(15,460,327)	$(247,416)

See accompanying notes to the unaudited interim condensed consolidated financial statements

F-6

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended February 28,
	2019	2018
	(Restated)
OPERATING ACTIVITIES
Net Loss	$(4,386,867)	$(6,060,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement loss	1,555,550	-
Depreciation and amortization	378,837	75,644
Settlement of registration rights penalties accrual	(2,611,112)	-
Amortization debt discount and debt issuance cost	1,895,424	-
Stock issued for services	112,503	50,354
Stock-based compensation- general and administrative	158,314	97,096
Non-cash interest	297,878	-
Changes in operating assets and liabilities
Accounts receivable	(632,649)	236,880
Unbilled accounts receivable	1,021,744	-
Prepaid expenses	248,815	(92,971)
Other current assets	39,311	(17,363)
Deposits – workers’ compensation	(2,259,629)	-
Deposits and other assets	26,231	(31,935)
Accounts payable	443,923	199,453
Payroll related liabilities	2,000,168	940,809
Accrued workers’ compensation	1,816,350	-
Other current liabilities	(118,428)	409,329
Net cash used in operating activities	(13,637)	(4,192,804)

INVESTING ACTIVITIES
Purchase of fixed assets	(497,279)	(849,480)
Net cash used in investing activities	(497,279)	(849,480)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	660,000	50,000
Net cash provided by financing activities	660,000	50,000

Net increase (decrease) in cash	149,084	(4,992,284)

Cash - Beginning of Period	1,649,783	5,896,705
Cash -End of Period	$1,798,867	$904,421
Supplemental Disclosure of Cash Flows Information:

Cash paid for interest	144,889	-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	4,891,173
Additional Principal to settle registration rights penalties	888,889

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

Note 1a: Amendment to previously reported quarterly financial statements

The Company ’s previously issued co ndensed consolidated financial statements for the three and six months ended February 28, 2019, have been restated since the Company has converted principal of the June 2018 convertible notes into shares of common stock at a fifteen percent discount to the lowest volume weighted average price in excess o f the securities issuable pursuant to the origin al conversion terms, creating an induced conversion.

Management reviewed ASC 470-20 Debt with Conve rsion and Other Options to arrive at this conclusion that the additional shares issued in the conversions should be treated a s an inducement with an expense recognized equal to the fair value of the additional shares of common stock transferred in the transaction, with such fair value being mea sured as of the date of the inducement offer is accepted by the convertible debt holder.

The Company has restated its accounting for these induced conversions and recorded a non-cash inducement loss from debt conversion on its condensed consolidated statements of operations and a corresponding impact to a dditional paid-in capital.

As a result of these adjustments, net loss for the three and six months ended February 28, 2019, was increased by $1,555,550.

The following table summarize s the effect of the restatement on the condensed consolidated financial statement s  for the effect of the aforementioned inducement expense along with the other  adjustments described in note 2.

SHIFTPIXY INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	February 28, 2019 (Unaudited)
	As Previously Reported	Adjustment	As Restated
ASSETS

Total A ssets	$17,625,535	-	$17,625,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	1,690,384	-	1,690,384
Payroll related liabilities	11,476,809	-	11,476,809
Convertible note , net	4,854,933	(492,600)	4,362,333
Accrued workers’ compensation costs	1,012,676	-	1,012,676
Other current liabilities	1,837,493	-	1,837,493
Total cur rent liabilities	20,872,295	(492,600)	20,379,695
Non-current liabilities
Accrued workers’ compensation costs	2,009,869	-	2,009,869
Total liabilities	22,882,164	(492,600)	22,389,564

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outsta nding
Common stock, 750,000,000 authorized shares; $0.0001 par value; 32,117,326 and 28,851,787 shares issued and outstanding, re spectively	3,212		3,212
Additional paid-in capital	23,055,582	2,787,050	25,842,632
Accumulated deficit	(28,315,423)	(2,294,450)	(30,609,873)
Total stockholder’s deficit	(5,256,629)	(492,600)	(4,764,029)
Total liabilities and stockholder’s deficit	$17,625,535	$—	$17,625,535

SHIFTPIXY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28 , 2019 , As Restated
	As Previously Reported	Adjustment s	As Restated

Operating Loss	$(2,227,169)	-	$(2,227,169)

Other (expense) income:
Interest expense	(722,474)	(246,300)	(968,774)
Inducement loss from debt conversion	-	(1,555,550)	(1,555,550)
Settlement of registration rights penalties accrual	2,611,112	-	2,611,112
Total other Income ( expense )	1,888,638	(1,801,850)	86,788

Net Loss	$(338,531)	$(1,801,850)	$(2,140,381)

Net loss per common share, Basic and diluted	$(0.01)	$(0.06)	$(0.07)

Weighted average number of common shares Basic and diluted	31,185,358		31,185,358

	For the Six Months Ended February 28, 2019 , As Restated
	As Previously Reported	Adjustments	As Restated

Operating Loss	$(3,516,433)	$-	$(3,516,433)

Other (expense) income:
Interest expense	(1,433,396)	(492,600)	(1,925,996)
Inducement loss from debt conversion	-	(1,555,550)	(1,555,550)
Settlement of registration rights penalties accrual	2,611,112	-	2,611,112
Total other Income (expense)	1,177,716	(2,048,150)	(870,434)

Net Loss	$(2,338,717)	(2,048,150)	$(4,386,867)

Net loss per common share, Basic and diluted	$(0.08)	(0,07)	$(0.15)

Weighted average number of common shares Basic and diluted	30,152,305	-	30,152,305

Note 2: Summary of significant accounting policies

Revision of Financial Statements

During the preparation of the restated condensed consolidated financial statements for the three and six months ended February 28, 2019, the Company determined that it had improperly calculated the volatility of the Company’s common stock, which had been used to calculate the relative fair value of the warrants issued in connection with the June 2018 convertible notes. This resulted in an overstatement of the net carrying amount of the convertible note by the understatement of the corresponding debt discount with the offset to additional paid-in capital as of February 28, 2019. The Company assessed the materiality of the misstatements in accordance with Staff Accounting Bulletin No.99, “Materiality” and No. 108, “Quantifying Misstatements”, and concluded that this error was not qualitatively material on the Company’s condensed consolidated balance sheet, statements of operations, statements of cash flows, statement of stockholders’ deficit and net loss for the periods then ended.

The effect of this revision on the line items within the Company’s condensed financial statements as of August 31 , 2018 , was as follows:

	August 31, 2018
	As Previously Reported	Adjustments	As Restated
Convertible note, net	$7,156,515	(985,200)	$6,171,315
Additional Paid-In Capital	17,233,919	1,231,500	18,465,419
Accumulated deficit	(25,976,706)	(246,300)	(26,223,006)
Net Loss	(16,576,479)	(246,300)	(16,822,779)
Net loss per share – Basic and diluted	(0.58)	-	(0.58)

The effect of this revision on the line items within the Company’s condensed financial statements as of and for the three months ended November 30, 2018, was as follows:

	November 30, 2018
	As Previously Reported	Adjustments	As Restated
Convertible note, net	$6,309,104	(738,900)	$5,570,204
Additional Paid-In Capital	19,728,657	1,231,500	20,960,157
Accumulated deficit	(27,976,892)	(492,600)	(28,469,492)
Net Loss	(2,000,186	(246,300)	(2,246,486)
Net loss per share – Basic and diluted	(0.07)	(0.01)	(0.08)

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

Note 3: Going Concern

As of February 28, 2019, the Company had cash of $1.8 million and a working capital deficiency of $10 million. During the six months ended February 28, 2019, the Company used approximately $14k of cash in its operations, of which $0.7 million was attributed to the mobile application development costs. The Company has incurred recurring losses resulting in an accumulated deficit of $30.6 million as of February 28, 2019. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

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

Note 4: Senior Secured Convertible Note Payable, As Restated

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

The Company had the following principal balances under its convertible notes outstanding as of February 28, 2019, and August 31, 2018:

	February 28,	August 31,
	2019 - Restated	2018 - Restated
8% Senior Secured Convertible notes, Principal	$10,000,000	$10,000,000
Less debt discount costs	(820,202)	(1,602,362)
Less debt issuance costs	(1,113,059)	(2,226,323)
Less Principal converted to common stock	(4,593,295)	-
Plus Additional Principal from settlement agreements	888,889	-
Total outstanding convertible notes, net	4,362,333	6,171,315
Less current portion of convertible notes payable	(4,362,333)	(6,171,315)
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and debt issuance costs of $957,222 and $1,914,444 for the three and six months ended February 28, 2019, respectively, and $0 for the three and six months ended February 28, 2018, respectively, which is included in interest expense in the condensed statements of operations.

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

The Company converted the convertible notes in its shares of common stock at a fifteen percent (15%) discount to the lowest volume weighted average price (“VWAP”) whereas the terms of the agreement states that such discount to the original conversion price of $2.49% should have been initiated on or after the maturity date of the convertible notes or September 4, 2019. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $1.6 million for the three and six months ended February 28, 2019.

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

Interest expense increased by 100% to $1.0 million resulting from the amortization of the debt discount and debt issuance costs related to our June 2018 financing.

Net Loss decreased to $2.1 million or $0.07 per diluted share, from $2.7 million or $0.09 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended February 28, 2019, and 2018 (Unaudited).

	For the Three Months Ended
	February 28, 2019 (Restated)	February 28, 2018

Revenues (gross billings of $82.5 million and $48.6 million less worksite employee payroll cost of $69.4 million and $40.8 million, respectively)	$13,188,263	$7,886,459

Cost of revenue	9,967,236	7,007,315
Gross profit	3,221,027	879,144
Operating expenses:
Salaries, wages and payroll taxes	1,986,744	1,345,606
Stock-based compensation - general and administrative	81,092	26,797
Commissions	588,975	338,434
Professional fees	895,083	508,787
Software development	717,566	486,354
Depreciation and amortization	191,114	57,949
General and administrative	987,622	834,100
Total operating expenses	5,448,196	3,598,027
Operating Loss	(2,227,169)	(2,718,883)
Other (Expense) Income
Interest expense	(968,774)	-
Inducement loss from debt conversion	(1,555,550)
Settlement of registration rights penalties accrual	2,611,112	-

Net Loss	$(2,140,381)	$(2,718,883)

Net loss per common share
Basic and diluted	$(0.07)	$(0.09)

Weighted average number of common shares
Basic and diluted	31,185,358	28,800,630

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

 Net loss/Income. As a result of the explanations described above, the net loss ended up at $2.1 million for the three months ended February 28, 2019, compared to a net loss of $2.7 million for the three months ended February 28, 2018.

The following table summarizes the condensed consolidated results of our operations for the six months ended February 28, 2019, and February 28, 2018 (Unaudited).

	For the Six Months Ended
	February 28, 2019 (Restated)	February 28, 2018

Revenues (gross billings of $153.4 million and $88.8 million less worksite employee payroll cost of $129.7 million and $74.4 million, respectively)	$23,708,253	$14,398,378

Cost of revenue	17,101,404	12,273,718
Gross profit	6,606,849	2,124,660
Operating expenses:
Salaries, wages and payroll taxes	3,781,709	2,526,094
Stock-based compensation - general and administrative	158,314	97,094
Commissions	1,142,191	610,065
Professional fees	1,519,128	1,001,242
Software development	1,027,566	2,386,354
Depreciation and amortization	378,837	75,643
General and administrative	2,115,537	1,488,268
Total operating expenses	10,123,282	8,184,760
Operating Loss	(3,516,433)	(6,060,100)
Other Expense
Interest expense	(1,925,996)	-
Inducement loss from debt conversion	(1 ,555,550)	-
Settlement of registration rights penalties accrual	2,611,112	-

Net Loss	$(4,386,867)	$(6,060,100)

Net loss per common share
Basic and diluted	$(0.15)	$(0.21)

Weighted average number of common shares
Basic and diluted	30,152,305	28,792,333

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

Net loss. As a result of the explanations described above, the net loss for the six months ended February 28, 2019, was $4.4 million, compared to a net loss of $6.0 million for the six months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, the Company had cash of $1.8 million and a working capital deficiency of $10.0 million. During the six months ended February 28, 2019, the Company used approximately $14k of cash in its operations, of which $0.7 million was attributed to the mobile application development costs. The Company has incurred recurring losses resulting in an accumulated deficit of $30.6 million as of February 28, 2019. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

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

The material weaknesses at February 28, 2019, relate to the following:

1. Lack of Adequate Finance and Accounting Personnel – Our current accounting staff is relatively small, and we do not have the required infrastructure to timely identified technical accounting issues , adequately prepare and review financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

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

ShiftPixy, Inc., a Wyoming corporation

Date: July 22, 2019	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	July 22, 2019

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	July 22, 2019

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFIER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

