Form 10-Q
period 2019-05-31
ShiftPixy, Inc.
filed 2019-07-22
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

SEC File No. 024-10557

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Venture Suite 150, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

N/A

(Former name, former address and former three months, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PIXY	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of July 15, 2019, was 36,202,107

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	May 31, 2019	August 31, 2018
	(Unaudited)	(As Restated)
Current assets
Cash	$2,931,274	$1,649,783
Accounts receivable	338,112	110,931
Unbilled accounts receivable	6,700,054	6,192,631
Deposit – workers’ compensation	2,250,103	1,672,097
Prepaid expenses	762,990	563,002
Other current assets	227,103	258,901
Total current assets	13,209,636	10,447,345

Fixed assets, net	3,013,062	3,032,325
Deposits – workers’ compensation	5,438,125	2,201,556
Deposits and other assets	94,083	120,606

Total assets	$21,754,906	$15,801,832
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,178,351	$1,246,461
Payroll related liabilities	14,311,903	9,476,641
Convertible note, net	1,407,340	6,171,315
Derivative liability	1,577,328	-
Accrued workers’ compensation costs	1,027,043	305,217
Registration rights penalties accrual (Note 4)	-	3,500,000
Other current liabilities	1,670,997	1,955,921
Total current liabilities	22,172,962	22,655,555
Non-current liabilities
Accrued workers’ compensation costs	3,000,732	900,978
Total liabilities	25,173,694	23,556,533

Commitments and contingencies
Stockholders' deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 36,038,219 and 28,851,787 shares issued and outstanding, respectively	3,604	2,886
Additional paid-in capital	32,183,503	18,465,419
Accumulated deficit	(35,605,895)	(26,223,006)
Total stockholders' deficit	(3,418,788)	(7,754,701)
Total liabilities and stockholders’ deficit	$21,754,906	$15,801,832

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	2018	2019	2018
Revenues (gross billings of $94.2m and $60.2m less worksite employee payroll cost of $79.9m and $50.8m, respectively for the three months ended; gross billings of $247.6m and $149.0m less worksite employee payroll cost of $209.6m and $125.2m, respectively for nine months ended)	$14,303,816	$9,375,492	$38,012,069	$23,773,871
Cost of revenue	11,591,990	7,825,500	28,693,394	20,099,218
Gross profit	2,711,826	1,549,992	9,318,675	3,674,653

Operating expenses:
Salaries, wages and payroll taxes	1,813,619	1,309,871	5,595,328	3,835,964
Stock-based compensation – general and administrative	(4,743)	72,312	153,571	169,407
Commissions	764,590	463,327	1,906,781	1,073,392
Professional fees	1,279,855	416,311	2,798,983	1,417,554
Software development	-	-	1,027,566	2,386,354
Depreciation and amortization	221,523	59,343	600,360	134,986
General and administrative	1,763,342	1,046,147	3,878,879	2,534,415
Total operating expenses	5,838,186	3,367,311	15,961,468	11,552,072

Operating Loss	(3,126,360)	(1,817,319)	(6,642,793)	(7,877,419)

Other (expense) income:
Interest expense	(4,345,004)	-	(6,271,000)	-
Inducement loss from debt conversion	(2,273,000)	-	(3,828,550)	-
Change in fair value derivative and warrant liability	4,748,342	-	4,748,342	-
Settlement of registration rights penalties accrual	-	-	2,611,112	-
Total other expense	(1,869,662)	-	(2,740,096)	-

Net Loss	$(4,996,022)	$(1,817,319)	$(9,382,889)	$(7,877,419)

Net loss per common share,
Basic	$(0.14)	$(0.06)	$(0.30)	$(0.27)
Diluted	$(0.15)	$(0.06)	$(0.30)	$(0.27)

Weighted average number of common shares
Basic	34,516,621	28,800,675	31,623,064	28,795,145
Diluted	44,516,621	28,800,675	31,623,064	28,795,145

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended May 31, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2019	32,117,326	$3,212	$25,842,632	$(30,609,873)	$(4,764,029)
Common stock issued for services rendered	80,973	8	112,494	-	112,502
Stock-based compensation expense	-	-	(4,743)	-	(4,743)
Reclass of derivative liability upon conversion of related convertible debentures	-	-	12,330	-	12,330
Common shares issued upon conversion of convertible notes and interest	2,088,429	209	3,947,965	-	3,948,174
Inducement loss from debt conversion	1,751,491	175	2,272,825	-	2,273,000
Net Loss	-	-	-	(4,996,022)	(4,996,022)
Balance, May 31, 2019	36,038,219	$3,604	$32,183,503	$(35,605,895)	$(3,418,788)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended May 31, 2018 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2018	28,800,675	$2,881	$15,210,030	$(15,460,327)	$(247,416)
Common stock issued for services rendered	-	-	75,000	-	75,000
Stock-based compensation expense	-	-	72,312	-	72,312
Net Loss	-	-	-	(1,817,319)	(1,817,319)
Balance, May 31, 2018	28,800,675	$2,881	$15,357,342	$(17,277,646)	$(1,917,423)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended May 31, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2018	28,851,787	$2,886	$18,465,419	$(26,223,006)	$(7,754,701)
Warrants exercised for cash	267,500	27	659,973	-	660,000
Common stock issued for services rendered	119,585	12	224,994	-	225,006
Stock-based compensation expense	-	-	153,571	-	153,571
Reclass of derivative liability upon conversion of related convertible debentures	-	-	12,330	-	12,330
Common shares issued upon conversion of convertible notes and interest	4,067,187	406	8,838,939	-	8,839,345
Induced debt conversion	2,732,160	273	3,828,277	-	3,828,550
Net Loss	-	-	-	(9,382,889)	(9,382,889)
Balance, May 31, 2019	36,038,219	$3,604	$32,183,503	$(35,605,895)	$(3,418,788)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended May 31, 2018 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2017	28,762,424	$2,877	$15,012,584	$(9,400,227)	$5,615,234
Warrants exercised for cash	25,000	2	49,998	-	50,000
Common stock issued for services rendered	13,251	2	125,353	-	125,355
Stock-based compensation expense	-	-	169,407	-	169,407
Net Loss	-	-	-	(7,877,419)	(7,877,419)
Balance, May 31, 2018	28,800,675	$2,881	$15,357,342	$(17,277,646)	$(1,917,423)

See accompanying notes to the unaudited interim condensed consolidated financial statements

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended May 31,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(9,382,889)	$(7,877,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,360	134,986
Settlement of registration rights penalties accrual	(2,611,112)	-
Financing costs	2,588,000
Inducement loss	3,828,550
Amortization debt discount and debt issuance cost	3,598,776	-
Stock issued for services	225,006	125,354
Stock-based compensation- general and administrative	153,571	169,407
Non-cash interest	508,510	-
Change in fair value derivative and warrant liability	(4,748,342)	-
Changes in operating assets and liabilities
Accounts receivable	(227,181)	120,943
Unbilled accounts receivable	(507,423)	-
Prepaid expenses	(199,988)	481,447
Other current assets	31,798	(161,796)
Deposits – workers’ compensation	(3,814,575)	-
Deposits and other assets	26,523	(11,500)
Accounts payable	931,890	(310,249)
Payroll related liabilities	4,835,262	2,986,500
Accrued workers’ compensation	2,821,580	-
Other current liabilities	(284,924)	516,210
Net cash used in operating activities	(1,626,608)	(3,826,117)

INVESTING ACTIVITIES
Purchase of fixed assets	(581,097)	(933,202)
Net cash used in investing activities	(581,097)	(933,202)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	3,750,000	-
Issuance costs related to convertible notes	(485,198)	-
Repayment of convertible notes	(435,606)	-
Proceeds from exercise of warrants	660,000	50,000
Net cash provided by financing activities	3,489,196	50,000

Net increase (decrease) in cash	1,281,491	(4,709,319)

Cash - Beginning of Period	1,649,783	5,896,705
Cash -End of Period	$2,931,274	$1,187,386

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	225,894	-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	8,839,345	-
Additional Principal to settle registration rights penalties	888,889	-

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

May 31, 2019

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated in the State of Wyoming on June 3, 2015. The Company is a specialized staffing and human capital management service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality sectors. The Company’s initial focus is on the restaurant industry in Southern California.

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

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended May 31, 2019, are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

The condensed consolidated balance sheet as of August 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing equity instruments;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instrument classified as liabilities;

•	Deferred income taxes and related valuation allowance; and

•	Projected development of workers’ compensation claims.

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

No one individual client represents more than 10% of revenues for the three and nine months ended May 31, 2019, or 2018. However, four clients represent 85% of total accounts receivable at May 31, 2019, compared to four clients representing approximately 86% of our total accounts receivable at August 31, 2018.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluate its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no impairments recognized for the periods ended May 31, 2019, and 2018.

Workers’ compensation

Everest Program

Up to July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. During the year ended August 31, 2017, the Company funded an initial deposit of $2.3 million, which was included in Deposits – worker’ compensation (“deposits”) on the condensed consolidated balance sheet. During the year ended August 31, 2018, the Company funded two-month worth of policy premiums against this initial deposit for approximately $0.8 million. As of May 31, 2019, the Company had “deposit-workers’ compensation” of $1.3 million for this retrospective rated policy.

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. As of May 31, 2019, the Company classified $0.1 million in short term accrued workers’ compensation and $0.3 million in long term accrued workers’ compensation in our condensed consolidated balance sheets.

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

As of May 31, 2019, the Company had $0.9 million in “deposit – workers’ compensation”, classified as a short-term asset and $5.4 million, classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated condensed balance sheets. As of May 31, 2019, the Company had short term accrued workers’ compensation costs of $0.9 million and long term accrued workers’ compensation costs of $2.7 million.

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

Debt issuance Costs and Debt discount

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying condensed balance sheets

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature (“BCF”) inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the stated maturity using the straight-line method which approximates the effective interest method. If the note payable is retired prior to the end of the contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the BCF is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Derivative financial instruments

When a Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirement to be treated as a derivative: a) the settlement amount is determined by one or more underlying, typically the price of the Company’s stock, b) the settlement amount is determined by one or more notional amounts or payments provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provision, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exception from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares. When ShiftPixy, Inc., issues warrant to purchase its common stock, the Company must evaluate whether they meet the requirements to be treated as derivative. Generally, warrants would be treated as a derivative if the provisions of the warrants agreements create uncertainty as to a) the number of shares to be issued upon exercise, or b) whether shares may be issued upon exercise. If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, ShiftPixy estimates the fair value of the derivative liability using the lattice-based option valuation model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the condensed statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreements are classified on the condensed balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the condensed balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. FASB 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2019, and August 31, 2018, the carrying value of certain financial instruments (cash, accounts receivable and payable, and other financial instruments) approximates fair value due to the short-term nature of the instruments. Convertible notes approximate fair value based on comparison of terms from similar instruments in the marketplace.

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

•	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2: Inputs to the valuation methodology include:

o	Quoted prices for similar assets or liabilities in active markets;

o	Quoted prices for identical or similar assets or liabilities in inactive markets

o	Inputs other than quoted prices that are observable for the asset or liability;

o	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not have any Level 1 or Level 2 assets and liabilities at May 31, 2019. The Derivative liabilities and warrants at May 31, 2019, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the three and nine months ended May 31, 2019:

2019
Balance at beginning of the period	$-
Initial recognition of conversion feature	2,421,000
Reclassification to equity	(12,330)
Change in fair value	(1,730,579)
Balance at end of the period	$678,091

At May 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield (2.41%-2.485%) of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates (120%-122%), and the various estimated reset exercise prices weighted by probability.

The table below sets forth a summary of the changes in the fair value of the Company’s warrant liabilities classified as Level 3 for the three and nine months ended May 31, 2019:

2019
Balance at beginning of the period	$-
Initial recognition of warrant liability	3,917,000
Change in fair value	(3,017,763)
Balance at end of the period	$899,237

At May 31, 2019, the Company estimated the fair value of the warrant liabilities based on the Lattice-based option valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk-free interest rate based on the average yield of a Treasury note (2.41%) and expected volatility of the Company’s common stock all as of the measurement dates (120%-122%).

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended May 31, 2019 and August 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $366,475 and $948,414 for the three and nine months ended May 31, 2019, respectively and $181,957 and $362,207 for the three and nine months ended May 31, 2018, respectively.

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

 The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	2018	2019	2018

Diluted Earnings per common share:
Net loss allocated to common shareholders	$(4,996,022)	$(1,817,319)	$(9,382,889)	$(7,877,419)
Less: mark to market gain	(1,730,579)	-	-	-

Net loss allocated to common shareholders	$(6,726,601)	$(1,817,319)	$(9,382,889)	$(7,877,419)

Weighted average shares outstanding	34,516,621	28,800,675	31,623,064	28,795,145
Incremental shares from convertible notes with “down round” provision	10,000,000	-	-	-
Diluted weighted average shares outstanding	44,516,621	28,800,675	31,623,064	28,795,145
Diluted net loss per common share	$(0.15)	$0.06	$(0.30)	$(0.27)

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the Three and Nine Months Ended May 31, 2019	For the Three and Nine Months Ended May 31, 2018

Options	1,951,650	1,343,745
Senior Secured Convertible Notes (Note 4)	12,332,447	-
Warrants	4,296,361	2,570,413
Total potentially dilutive shares	18,580,458	3,914,158

Stock-Based Compensation

At May 31, 2019, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations on their fair values.

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

Note 3: Going Concern

As of May 31, 2019, the Company had cash of $2.9 million and a working capital deficiency of $9.0 million. During the nine months ended May 31, 2019, the Company used approximately $1.6 million of cash in its operations, of which $1 million was attributed to the mobile application development costs. The Company has incurred recurring losses resulting in an accumulated deficit of $35.6 million as of May 31, 2019. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million or $10.9 million net of costs. In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds or $8.4 million net of costs. In March 2019, the Company completed a private placement of senior secured convertible notes with certain of its existing institutional investors raising an additional $3.75 million of gross proceeds or $3.3 million net of closing costs.

The Company is in dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. The Company began building its internal software development team and transitioned away from Kadima to expedite the Company’s technology deployment. Such transition would further increase the Company’s quarterly cash burn by approximately $0.5 million per quarter. The tardy delivery of the user features from Kadima and related on-going litigation slowed down the pace of the Company’s growth. Under licensing agreements with new vendors for certain features, the Company will be launching version 2.0 of its app and enhanced user features during the Company’s fourth fiscal quarter with all user features including the self-delivery feature. The completion of our technology and the deployment of these features, expected in our fourth fiscal quarter, would further accelerate the growth of the Company.

Exclusive of the software development costs and assuming all payroll taxes are paid as incurred and excluding non-recurring expenditures, the Company is currently using $2.0 million each quarter from its operations or approximately $0.7 million per month. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees and profit on employer-related taxes that would offset the current level of operational cash burn. Indeed, since May 31, 2019, the Company has added, through executed service agreements, approximately 17 new clients, servicing approximately 6,600 worksite employees with approximately $32.5 million in additional revenue per year, which would generate an additional of $1.1 million in quarterly gross profit.

The Company’s existing institutional investors from our senior secured convertibles have converted approximately $8.8 million of their principal into 6.8 million shares of the Company’s common stock, which allowed the Company to retain cash to fund its operations and build its IT department to complete the deployment of its technology platform. The Company seeks to renegotiate the 2018 and 2019 notes, without litigating the matter in courts, to amend the terms to remove the conversion features and revise the cash amortization schedule to be more in alignment with the Company’s cash flow.

With the added general and administrative costs from building its IT department, the Company anticipates using the actual cash position and continue leveraging its payables until it reaches breakeven at about 25,000 worksite employees.

The deployment of our technology features, especially our self-delivery feature, is expected to further accelerate the growth of the Company. The Company’s management believes that the current cash position, along with the resulted accelerated revenue growth will be sufficient to fund its operation for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty

Note 4: Senior Secured Convertible Note Payable

June 2018 Financing – December 2018 Limited Settlement

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

The Company has been converting the convertible notes in its shares of common stock at a fifteen percent (15%) discount to the lowest volume weighted average price (“VWAP”) whereas the terms of the agreement state that such discount to the original conversion price of $2.49 should have been initiated on or after the maturity date of the convertible notes or September 4, 2019. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $2.3 million for the three months ended May 31, 2019, and $3.8 million for the nine months ended May 31, 2019.

The Company had the following principal balances under its convertible notes outstanding as of May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
8% Senior Secured Convertible notes, Principal	$10,000,000	$10,000,000
Less debt discount costs	(400,592)	(1,602,362)
Less debt issuance costs	(556,427)	(2,226,323)
Less Principal converted to common stock	(8,120,836)	-
Less Principal repaid in cash	(435,606)	-
Plus Additional Principal from settlement agreements	888,889	-
Total outstanding convertible notes, net	1,375,428	6,171,315
Less current portion of convertible notes payable	(1,375,428)	(6,171,315)
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and debt issuance costs of $957,222 and $2,871,666 for the three and nine months ended March 31, 2019, respectively, and $0 for the three and nine months ended May 31, 2018, respectively, which is included in interest expense in the condensed statements of operations.

For the three and nine months ended May 31, 2019, the interest expense on convertible notes was $72,671 and $84,227, respectively, and $0 for the three and nine months ended May 31, 2018. The Company applied the interest paid in cash and interest paid in equity against the make whole provision, which represents guaranteed twelve months of coupon payments since the Company was in default from its registration rights agreements. As of May 31, 2019, and August 31, 2018, the balance in the make whole accrual amounted to $23,169 and $608,889, respectively, and such amount were accrued as of May 31, 2019, and August 31, 2018.

During the three and nine months ended May 31, 2019, the Company paid in cash $435,606 of principal and converted $3,527,541 and $8,120,836, respectively,  of principal and $203,966 and $501,844, respectively, of interest into shares of commons to its institutional investors and issued 3,405,079 and 6,364,506, respectively, shares of common stock.

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

On December 20, 2018, the Company entered into settlement agreements with its institutional investors, which resolves all disputes relating to technical defaults by the Company in failing to meet deadlines for filing a registration statement and for having a registration statement effective by the SEC. As a result of such settlement, the Company increased the principal amount of the convertible notes by $888,889 in full settlement of the previously accrued $3.5 million default amount thereby decreasing the total liabilities reported on the Company’s August 31, 2018, balance sheet by $2.6 million, and recognized a gain of approximately $0 and $2.6 million during the three and nine months ended May 31, 2019.

March 2019 Bridge Financing

On March 12, 2019, the Company issued convertible notes in the principal amount of $4,750,000 for a purchase price of $3,750,000 to certain of our existing institutional investors, bearing no coupon interest, with maturity date of September 12, 2020, for net cash proceeds of $3.3 million for mobile application development and working capital. The Company incurred approximately $0.5 million of debt issuance costs that are incremental costs directly related to the issuance of the bridge financing senior convertible notes payable.

Concurrently with the sale of the notes, the Company also granted warrants to purchase 2,840,909 shares of common stock to its institutional investors and also granted warrants to purchase 134,569 shares of common stock to its investment bankers as placement fees, at an exercise price of $1.75, subject to down round price protection adjustment, as defined in the agreements.

The notes bear no interest since they were issued at a deep discount. If the Company defaults on the notes, then the Company will be charged a default interest rate of 18% until default is resolved. The terms of the notes provide for payment of 110% of all amount outstanding (including the principal amount of each note together with any accrued and unpaid interest and any other accrued and unpaid charges) at maturity on September 12, 2020.

Subject to the conversion limitation, each note may be converted, at the option of the holder, at a fixed price of $1.67, subject to adjustment or alternatively, at a variable price calculated by dividing (x) such portion of the principal, accrued and unpaid interest and fees subject to conversion by (y) the greater of (i) $0.31, and (ii) the lower of the conversion price in effect and 85% (subject to downward adjustment in the case of conversion upon an event of default or bankruptcy) of the lowest volume-weighted average price per share during the ten consecutive trading days prior to conversion.

The terms of the March 2019 convertible notes are summarized as follows:

•	Term: September 12, 2020;
•	Coupon: 0%;
•	Default interest rate: 18%;
•	Original issue discount: $1,000,000;
•	Convertible at the option of the holder at any time;
•	Initial conversion price is set at $1.67 but subject to down round price protection;
•	Alternate conversion price at the greater of the floor price of $0.31 and the lower of the conversion price in effect and alternate conversion percentage of the lowest VWAP of the common share during the 10 consecutive trading day prior to the applicable conversion date;
•	Alternate conversion percentage is 75% if the alternate conversion is an alternate conversion event of default as a result of bankruptcy or 80% for all alternate event of default conversion or 85% is such alternate conversion is an alternate optional conversion;
•	Redemption at the option of the holder at 25% premium upon an event of default;
•	Redemption at the option of the Company at 15% premium at any time after 45 days from March 12, 2019.

In connection with the note, the Company issued 2,840,909 warrants, exercisable at $1.75, with a five-year term. The Company estimated the fair value of the warrants using the Lattice pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.59%, a risk-free interest rate of 2.49% and expected volatility of the Company’s common stock, of 122%, resulting in a fair value of $3,917,000.

The Company estimated the aggregate fair value of the conversion feature derivative embedded in the debenture at issuance at $2,421,000 based on weighted probabilities of assumptions used the Lattice pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.59, a risk-free interest rate of 2.49% and expected volatility of the Company’s common stock, of 122%, and the various estimated reset exercise prices weighted by probability.

This resulted in the calculated fair value of the debt discount resulted from bifurcating the warrants and the conversion feature being greater than the face amount of the debt net of the original issue discount, and the excess amount of $2.6 million was immediately expenses as financing costs.

The Company had the following principal balances under its convertible notes outstanding as of May 31, 2019, and August 31, 2018:

	May 31,	August 31,
	2019	2018
Senior Secured Convertible notes, Principal	$4,750,000	$-
Less debt discount costs	(4,090,278)	-
Less debt issuance costs	(417,810)	-
Less Principal converted to common stock	(210,000)	-
Total outstanding convertible notes, net	31,912	-
Less current portion of convertible notes payable	31,912	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and debt issuance costs of $727,111 for the three and nine months ended March 31, 2019, respectively, and $0 for the three and nine months ended May 31, 2018, respectively, which is included in interest expense in the condensed statements of operations.

During the three and nine months ended May 31, 2019, the Company converted $210,000 of principal into shares of commons to its institutional investors and issued 434,841 shares of common stock.

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

Common Stock and Warrants

During the nine months ended May 31, 2019, the Company issued 267,500 shares of common stock following the exercise of warrants and received gross proceeds of $660,000. During the nine months ended May 31, 2018, the Company issued 25,000 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $50,000

As described more fully in note 4, during the nine months ended May 31, 2019, the Company issued 6,799,347 shares of common stock in satisfaction of principal and accrued interest following conversion of convertible notes into shares of common stock.

On September 28, 2017, the Company granted each 26,316 common shares, through the ShiftPixy, Inc., Plan to two of its independent directors, Whitney White and Sean Higgins at a fair value of $2.85 per share, of which 50% will vest on the date marking the six-month anniversary and the remaining 50% of the shares vesting on the first anniversary (September 28, 2018) of service under the executed agreement. For the three and nine months ended May 31, 2019, the Company recognized $0 and $75,000 of compensation expense in its shareholders’ equity. For the nine months ended May 31, 2018, the Company recognized $125,354 of compensation expense in its shareholders’ equity.

On December 11, 2018, the Company granted each 32,895 common shares, through the ShiftPixy, Inc., Plan to Whitney White and Sean Higgins at a fair value of $2.28 per share, of which 50% will vest on the date marking the six-month anniversary (March 28, 2019) and the remaining 50% of the shares vesting on the second anniversary (September 27, 2019) of service under the executed agreements. For the three and nine months ended May 31, 2019, the Company recognized $38,600 and $93,976 of compensation expense in our condensed consolidated statement of operation.

On November 30, 2018, the Company granted 12,296 common shares, through the ShiftPixy, Inc., Plan to Ken Weaver, Chairman of its Audit Committee, at a fair value of $3.05 per share. For the three and nine months ended May 31, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity. For the nine months ended May 31, 2018, the Company recognized 13,251 shares of common stock to Ken Weaver for services that vested during the nine months ended May 31, 2018, at a fair value of approximately $50,300.

On May 15, 2019, the Company granted 48,077 common shares, through the ShiftPixy, Inc., Plan to Ken Weaver at a fair value of $0.78 per share. For the three and nine months ended May 31, 2019, the Company recognized $37,500 of compensation expense in its shareholders’ equity.

The following tables summarize our warrants outstanding as of May 31, 2019:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2018,	3,778,796	2.13	$2.84
Issued	2,975,478	4.79	$1.75
(Exercised)	(267,500)	0.45	$2.47
(Cancelled)	-	-	-
(Expired)	(2,190,413)	-	$2.87
Warrants outstanding, May 31, 2019,	4,296,361	4.67	$2.08

Warrants exercisable, May 31, 2019,	4,296,361	4.67	$2.08

The following table summarizes information about warrants outstanding as of May 31, 2019:

Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
$1.75	2,975,478	4.8
$2.49	1,220,883	4.5
$6.90	100,000	3.1
	4,296,361	4.7

Note 6: Stock based Compensation

The Company granted options to purchase an aggregate total of 1,192,903 shares of common stock during the nine months ended May 31, 2019. The Company recognized approximately ($4,743) and $153,571 in the three and nine months ended May 31, 2019, respectively. The Company recognized approximately $72,312 and $169,407 of compensation expense in the three and nine months ended May 31, 2018.

The weighted average remaining contract life of the options is 9.1 and 9.42 years, respectively. The total intrinsic value of options as of May 31, 2019, and 2018, is $0 and $6,287 respectively.

The Company estimated the fair value of the stock options based on the black Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock,  risk free interest rate based on the average yield (2.30%-2.55%) of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates (120%-122%).

Stock option activity during the nine months ended May 31, 2019, is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at August 31, 2018	1,348,745	$3.45
Exercised	-	$-
Granted	1,192,903	1.83
Forfeited	(589,998)	$3.01
Expired	-
Options outstanding at May 31, 2019	1,951,650	$2.59

Note 7: Related Parties

J. Stephen Holmes, our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $540,000 in professional fees for management consulting services in the three and nine months ended May 31, 2019, and $180,000 and $520,000 in the three and nine months ended May 31, 2018, respectively.

On September 28, 2017, Sean Higgins, one of the Company’s independent directors, was awarded 13,158 shares for services at an assumed fair value of $2.85. For the three and nine months ended May 31, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity for the portion that fully vested. For the three and nine months ended May 31, 2018, the Company recognized 37,500 of compensation expense in its shareholders’ equity.

On December 11, 2018, the Company awarded Sean Higgins 32,895 shares for services for his director agreement second anniversary, at an assumed fair value of $2.28. For the three and nine months ended May 31, 2019, the Company recognized $19,300 and 46,988 respectively, of compensation expenses in its condensed consolidated statement of operation. The Company also recorded $64,000 and $57,500 as compensation for his role as independent director for the nine months ended May 31, 2019, and 2018, respectively.

On September 28, 2017, Whitney White, one of the Company’s independent directors, was awarded 13,158 shares for services at an assumed fair value of $2.85. For the three and nine months ended May 31, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity for the portion that fully vested. For the three and nine months ended May 31, 2018, the Company recognized 37,500 of compensation expense in its shareholders’ equity.

On December 11, 2018, the Company granted Whitney White 32,895 common shares, through the ShiftPixy, Inc., Plan at an assumed fair value of $2.28 per shares, of which 50% will vest on the date marking the six-month anniversary (March 28, 2019) and the remaining 50% of the shares vesting on the second anniversary (September 27, 2019) of service under the executed agreement. For the three and nine months ended May 31, 2019, the Company recognized 19,300 and $46,988, respectively, of compensation expense in its condensed consolidated statement of operation. The Company also recorded $68,000 and $62,000 as compensation for his role as independent director for the nine months ended May 31, 2019, and 2018, respectively.

On November 30, 2018, the Board of Directors awarded 12,296 shares of common stock at an assumed fair value of $3.05 to Kenneth W. Weaver. For the three and nine ended May 31, 2019, the Company recognized $0 and $37,500 of compensation expense in its shareholders’ equity. For the nine months ended May 31, 2019, and 2018, the Company recorded $68,500 and $70,000, respectively, as compensation for his role as independent director.

On May 15, 2019, the Company granted Ken Weaver 48,077 shares of common stock at an assumed fair value of $0,78. For the three and nine months ended May 31, 2019, the Company recognized $37,500 of compensation expense in its shareholders’ equity for the portion that fully vested

Note 8: Commitment and contingencies

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

Lyons Capital, LLC Litigation

On June 21, 2018, ShiftPixy was served with a summons and complaint in connection with a claim by Lyons Capital, LLC, arising out of a contract wherein ShiftPixy, Inc., agreed to pay Lyons Capital, LLC, a total of 210,000 shares of the company’s common stock in exchange for introductions to brokers, research coverage, funds, investment banking firms, and market makers as well as board representation and business opportunities and for promotion of the company at Lyons Capital, LLC’s annual conference. This lawsuit was settled during the three months ending May 31, 2019 for an immaterial amount which was included in general and administrative expenses on the condensed statement of operations.

Kadima Ventures

The Company is in dispute with its software developer, Kadima Ventures, over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima Ventures for the development and deployment of user features that were proposed by Kadima for an original build cost of $8.5 million to complete. As of the date of this filing, the Company has spent approximately $11million but has not received the majority of certain modules. In addition to the non-delivery of the paid for user features, Kadima Ventures asserts that it is owed additional funds to turn over the work completed. The Company is initiating litigation to force the delivery of the paid for software and exit the development engagement. Kadima made a demand for an additional $10 million or they would not turn over the remaining features. The Company has accelerated its internal development team to expedite the user features delivery for summer of 2019. Under licensing agreement, the Company will be launching version 2.0 of its app and enhanced user features during the Company’s fourth fiscal quarter with all user features as well as the driver management, which will allow its clients to self- deliver. The Company hopes to recover some of the funds spent with Kadima Ventures for their failure to deliver.

Licensing agreement

However, the Company entered into a white-label last mile platform solution on March 22, 2019. Such agreement includes a three-year monthly licensing fee of approximately $80k.

Note 9: Subsequent Events

The Company granted 215,000 incentive stock options to employees with a weighted average grant-date exercise price of $0.45, which vest over a service period of 48 months. The stock options were valued using the Black-Scholes option-pricing model.

The Company issued 163,888 shares of common stock as repayment of $65,000 in principal from the March 2019 convertible notes at a weighted average effective conversion rate of $0.3966.

The Company entered into a $325,000 promissory note to one of its majority shareholders, effective June 4, 2019, with no maturity date and carrying a coupon rate of 5% per annum. In as much as after discussing the aforementioned promissory note with the Company’s counsel, management does not believe the aforementioned loan violates the Sarbanes Oxley Act (the “Act”). However, since the recipient is one of the majority shareholders it could be construed as a violation of the Act, therefore the Company is pursuing remedies to cure this uncertainty by repurchasing shares of common stock in satisfaction of the aforementioned loan.

On June 7, 2019, and June 10, 2019, the Company received notices from two of its institutional investors that the Company was in default due to missed principal and interest payments under the terms of the Notes. On June 27, 2019, the Company reported that is has informed its convertible note holders that it will cease honoring conversion requests of the 2018 and 2019 Notes forcing a voluntary default of these instruments. The Company is pursuing a renegotiation and amendment of these instruments in an effort to avoid litigation. The Company is requesting to amend the terms of the notes to remove the conversion features and revise the cash amortization schedule to be more in alignment with the Company’s improving cash flow, among other items.

On June 3, 2019, one of its institutional investors filed claim in the United States District Court, Southern District of New York seeking preliminary injunctive relief against the Company to immediately deliver one million shares of the Company’s common stock and to honor all future conversion requests duly submitted in accordance with the terms of the notes. The Company has been served on July 10, 2019. The claim will be heard by the court on July 24, 2019.

On July 9, 2019, the Company’s board of Directors authorized the repurchase of up to 10 million shares of our outstanding common shares as market conditions warrant over a period of 18 months.

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

As the world continues to digitize and consumer expectations shift, restaurants face new challenges. Restaurants instead must familiarize themselves with the evolving digital economy and provide unique experiences, especially if they wish to attract the highly sought-after millennial demographic. Along with customer retention, one major problem many are facing is increased employee turnover, resulting in a direct effect on the bottom line. Historically, turnover in the restaurant industry has been notoriously high in comparison to other segments. Continually staffing and training new employees not only eats up time, but it also costs more money for our restaurant operators. Managing turnover is a long-term operational success for our client operators.

Another significant problem for employers in the Gig Economy involves compliance with employment-related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance requirements, including the employer mandate provisions of the Patient Protection and Affordable Care Act (“ACA”). The compliance challenges are often complicated by the actions of many employers to reduce workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

Gig/Shift Workers, whom we also call “shifters,” face significant difficulty in finding other jobs/gigs to replace hours lost when their employers reduce their hours and make them less than full-time employees or otherwise to fill workweek employment voids. While we all know that competitive pay and good benefits factor into an employee’s decision as to join and stay at a company, there are many other factors that are more important than a paycheck. The 2018 Global Talent Trends study found that 51% of employees wish their company offered more flexible work options. Flexibility is incredibly important to employees across the nation.

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

•

ShiftPixy Shifter Solution: Shifters fulfilling shifts at one of our clients can now access shift work with other of our clients and will ultimately be able to do so quickly and easily through the new ShiftPixy mobile application. Workers are now engaging with the application at the point of onboarding with ShiftPixy. We anticipate that employees will be able to use the app to secure additional shifts within our Ecosystem. When released to the general public, anticipated to be in the third calendar year 2019, , the ShiftPixy mobile application will enable not only ShiftPixy shift employees but also shifters outside our Ecosystem, many of them Millennials who frequently connect to the outside world through mobile devices, to access available shifts at all of our participating clients. In addition to the benefits of working as employees rather than independent contractors, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in our benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

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

ShiftPixy and its subsidiary collectively serve, as of May 31, 2019, an aggregate of approximately 251 clients with an average of approximately 12,300 employees, including 8,370 employees of ShiftPixy and ShiftableHR that we provide to our clients and 3,930 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending May 31, 2019.

ShiftPixy’s business and revenue growth is anticipated to result from the following factors:

•	Large potential market in the restaurant-hospitality industries;

•	The new ShiftPixy Mobil App designed to provide additional benefits to ShiftPixy’s client businesses and shift workers;

•	Our intermediation feature is designed to allow clients to use our ecosystem and have access to live on demand shifters to fill gaps in their schedule;

•	The ultimate development of a ShiftPixy Ecosystem;

•	Mitigation of employment law compliance risks, and

•	The new driver management layer in the ShiftPixy ecosystem allowing clients to use their own team members to deliver a brand intended experience and preserve their brand, customer experience, customer data and avoid the 30 percent fees paid to third-party delivery platforms.

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

Shift Human Capital Management Inc.: We formed Shift Human Capital Management Inc., a wholly-owned subsidiary, in December 2015, in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the full-service, staffing program offered by ShiftPixy. As of May 31, 2019, ShiftableHR had 177 clients with approximately 7,600 worksite employees, including 3,930 employees for whom we provide only payroll administration services.

Significant Developments in 2019

Offices Update

Our headquarters are situated in Irvine, California and the Company opened offices in New York City, New York, Austin, Texas and Chicago, Illinois area from which our local sales/services representatives will secure and service clients in those areas.

We are currently focused on clients in the restaurant and hospitality industries. California continue to be our largest market and account for approximately 86% of our gross billings. New York, Pennsylvania and Texas are our other significant market penetration at 3.8%, 3.4% and 2.6%, respectively. The other locations have not yet impacted in a meaningful way our revenue.

Software Development Update

The heart of ShiftPixy’s employment service solutions is a technology platform, including a mobile app, through which ShiftPixy employees (and in the future, shifters not currently in our Ecosystem) will be able to find available shifts at ShiftPixy client locations, solving a problem of finding available shifts for both the shifters looking for additional shifts when they want to work and businesses looking to fill open shifts.

The mobile app is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are using the multilingual onboarding feature of our software, which enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. This multilingual feature will allow us to move faster into outside markets.

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

We also plan to begin using the “delivery features” of our mobile platform during the third calendar quarter of 2019. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience and retain customer data as well as profit currently taken by third party delivery platforms. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This would allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform is the driver onboarding, which was completed by the end of our third calendar quarter of 2018. Following completion of this phase, we plan to add features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will “micro metering” of essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

The Company began building its internal software development team and transitioned away from its current software development vendor to expedite the Company’s technology deployment. The tardy delivery of the user features from the Company’s previous software development vendor and related on-going litigation slowed down the pace of the Company’s growth. The completion of our technology and the deployment of these features would further accelerate the growth of the Company. Under licensing agreement, the Company will be launching version 2.0 of its app and enhanced user features (onboarding, scheduling and intermediation) during the third calendar quarter with all user features as well as the driver management. The release of these features will further accelerate the growth of our business and move the Company closer to its financial breakeven point.

Performance Highlights

Q3 FYE 2019 vs. Q3 FYE 2018

•	Served approximately 251 clients and co-employed an average of 12,300 worksite employees, a 60.9% increase in worksite employees compared to the same period in FYE 2018, and

•	Processed approximately $94.2 million in gross billings, an increase of 56.6% over the same period in 2018.

Our financial performance for the third quarter ended May 31, 2019, compared to the same quarterly period ended May 31, 2018, included:

Revenues increased 52.6% to $14.3 million mainly resulting from increased number of worksite employees.

Cost of Revenue increased 48.1% to $11.6 million due to increased number of worksite employees and reduction to our State unemployment tax rate and economies of scale.

Operating expense increased by 73.4% to $5.8 million in the quarter ended May 31, 2019, from $3.4 million in the quarter ended May 31, 2018. Payroll related costs increased due to the increase in the average corporate employees. Professional fees increase due to ongoing litigations and corporate matters. SG&A increased due to additional marketing expenses as the Company build awareness of our technology platform and self-delivery solution, additional penalties due to late remittances of payroll taxes and addition depreciation resulting from the capitalization of software development costs.

Interest expense increased by 100% to $4.3 million resulting from the amortization of the debt discount and debt issuance costs related to our June 2018 financing and March 2019 financing and the excess of the fair value of warrants and conversion options over the gross proceeds of the convertible debt.

Net Loss increased to $5.0 million or $0.15 per diluted share, from $1.8 million or $0.06 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended May 31, 2019, and 2018 (Unaudited).

	For the Three Months Ended
	May 31, 2019	May 31, 2018

Revenues (gross billings of $94.2 million and $60.2 million less worksite employee payroll cost of $79.9 million and $50.8 million, respectively)	$14,303,816	$9,375,492

Cost of revenue	11,591,990	7,825,500
Gross profit	2,711,826	1,549,992
Operating expenses:
Salaries, wages and payroll taxes	1,813,619	1,309,871
Stock-based compensation - general and administrative	(4,743)	72,312
Commissions	764,590	463,327
Professional fees	1,279,855	416,311
Software development	-	-
Depreciation and amortization	221,523	59,343
General and administrative	1,763,342	1,046,147
Total operating expenses	5,838,186	3,367,311

Operating Loss	(3,126,360)	(1,817,319)

Other (expense) income
Interest expense	(4,345,004)	-
Inducement loss from debt conversion	(2,273,000)	-
Change in fair value derivative and warrant liability	4,748,342	-
Total other expense	(1,869,662)	-

Net Loss	$(4,996,022)	$(1,817,319)

Net loss per common share,
Basic	$(0.14)	$(0.06)
Diluted	$(0.15)	$(0.06)

Weighted average number of common shares
Basic	34,516,621	28,800,675
Diluted	44,516,621	28,800,675

Revenue for the three months ended May 31, 2019, increased by $4.9 million or 52.6% to $14.3 million, compared to $9.4 million for the three months ended May 31, 2018.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended May 31, 2019, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended May 31, 2019, increased by $34.0 million or 56.6% to $94.2 million, compared to $60.2 million for the three months ended May 31, 2018.

The payroll cost of our worksite employees account for 84.8% and 84.4% of our gross billings for the three months ended May 31, 2019, and 2018, respectively. As such, the mark- up components of gross billings account for approximately 15.2% and 15.6% for the three months ended May 31, 2019, and 2018, respectively.

Approximately $4.7 million of the increase in revenue is attributed to an increase in worksite employee, which increased by approximately 3,608 to an average of 10,860 employees in the three months ended May 31, 2019, compared to an average of 7,252 employees in the three months ended May 31, 2018. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Approximately $0.2 million of the increase in revenue is attributed to an increase in employee benefits billed to our clients for our company sponsored benefits plan.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage and employee benefits. Our cost of revenues for the three months ended May 31, 2019, increased by $3.8 million or 48.1% to $11.6 million compared to $7.8 million in the three months ended May 31, 2018.

The increase is attributed to the additional worksite employees the Company is servicing, which increased by 3,608 from an average of 7,252 employees for the three months ended May 31, 2018, to an average of 10,860 employees for the three months ended May 31, 2019.

Gross Profit for the three months ended May 31, 2019, increased by $1.2 million or 75.0% to $2.7 million, compared to $1.5 million for the three months ended May 31, 2018. The gross profit, as a percentage of revenues, increased from 16.5% for the three months ended May 31, 2018, to 19.0% for the three months ended May 31, 2019.

Such increase to our gross profit is mainly attributable to the economies of scale from our workers compensation program and the good trend of our loss ratio on our new deductible program. The Company transferred from a guaranteed cost workers compensation program to a deductible program resulting in lower workers compensation premium billed to us offset by additional money funded to our claim loss fund as requirement to our deductible workers compensation program.

Total Operating Expenses for the three months ended May 31, 2019, increased by $2.5 million or 73.4% to $5.8 million compared to $3.3 million for the three months ended May 31, 2018.

Our payroll costs for the three months ended May 31, 2019, increased by $0.5 million to $1.8 million compared to $1.3 million for the three months ended May 31, 2018.

Approximately $0.4 million of the increase is attributed to the increase in our corporate payroll employees from an average of 43 for the three months ended May 31, 2018, to 58 employees for the three months ended May 31, 2019.

Approximately $0.1 million of the increase is attributed to the additional employee benefits due to increased corporate employee, increased benefits premiums rate by approximately 10% in July 2018 and increased enrollments among our ShiftableHR PEO clients.

Commissions for the three months ended May 31, 2019, increased by $0.3 million or 65% to $0.8 million compared to $0.5 million for the three months ended May 31, 2018. Such increase is a direct result of the increased volume of activity and additional commissions paid to our internal sales force. Commissions has remained consistent at 1 percent of billed gross wages for the three months ended May 31, 2019, and 2018.

Professional fees for the three months ended May 31, 2019, increased by $0.9 million or 207% to $1.3 million, from $0.4 million for the three months ended May 31, 2018. Such increase results from additional legal fees paid for ongoing litigation, corporate affairs and workers compensation claim specialist aimed at ensuring that existing workers compensation claims are timely processed and closed.

Depreciation & Amortization increased by $0.2 million to $0.3 million in the three months ended May 31, 2019, from $0.1 million in the three months ended May 31, 2018. The Company capitalized $3.8 million of software development costs related to the application development stage as of May 31, 2019 as opposed to $0.8 million as of May 31, 2018.

General and Administrative expenses for the three months ended May 31, 2019, increased by $0.7 million or 68.6% to $1.7 million, from $1.0 million in the three months ended May 31, 2018. Most of the increase is related to marketing expenses to build awareness around our business proposition and self-delivery solution and fees incurred for conferences, trade shows and various publications.

Net loss/Income. As a result of the explanations described above, the net loss ended up at $5.0 million for the three months ended May 31, 2019, compared to a net loss of $1.8 million for the three months ended May 31, 2018.

The following table summarizes the condensed consolidated results of our operations for the nine months ended May 31, 2019, and May 31, 2018 (Unaudited).

	For the Nine Months Ended
	May 31, 2019	May 31, 2018

Revenues (gross billings of $247.6 million and $149.0 million less worksite employee payroll cost of $209.6 million and $125.2 million, respectively)	$38,012,069	$23,773,871

Cost of revenue	28,693,394	20,099,218
Gross profit	9,318,675	3,674,653
Operating expenses:
Salaries, wages and payroll taxes	5,595,328	3,835,964
Stock-based compensation - general and administrative	153,571	169,407
Commissions	1,906,781	1,073,392
Professional fees	2,798,983	1,417,554
Software development	1,027,566	2,386,354
Depreciation and amortization	600,360	134,986
General and administrative	3,878,879	2,534,415
Total operating expenses	15,961,468	11,552,072

Operating Loss	(6,642,793)	(7,877,419)

Other (expense) income
Interest expense	(6,271,000)	-
Inducement loss from debt conversion	(3,828,550)	-
Change in fair value of derivative and warrant liability	4,748,342	-
Settlement of registration rights penalties accrual	2,611,112	-
Total other expense	(2,740,096)	-

Net Loss	$(9,382,889)	$(7,877,419)

Net loss per common share
Basic and diluted	$(0.30)	$(0.27)

Weighted average number of common shares
Basic and diluted	31,623,064	28,795,145

Revenue for the nine months ended May 31, 2019, increased by $14.2 million or 59.9% to $38.0 million, compared to $23.8 million for the nine months ended May 31, 2018.

Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the nine months ended May 31, 2019, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the nine months ended May 31, 2019, increased by $98.6 million or 66.2% to $247.6 million, compared to $149.0 million for the nine months ended May 31, 2018.

The payroll cost of our worksite employees account for 84.7% and 84.0% of our gross billings for the nine months ended May 31, 2019, and 2018, respectively. As such, the mark-up components of gross billings account for approximately 15.3% and 16.0% for the nine months ended May 31, 2019, and 2018, respectively.

Approximately $12.6 million of the increase in revenue is attributed to an increase in worksite employee, which increased by an average of 3,413 to an average of 9,836 employees in the nine months ended May 31, 2019, compared to 6,423 employees in the nine months ended May 31, 2018.

The remaining $1.6 million of the increase is due to higher administrative fees charged, employee benefits contributions from company sponsored plans and better pricing of our workers compensation program.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the nine months ended May 31, 2019, increased by $8.6 million or 42.8% to $28.7 million in the nine months ended May 31, 2019, compared to $20.1 million for the nine months ended May 31, 2018.

Approximately $10.7 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,413 from an average of 6,423 employees for the nine months ended May 31, 2018, to an average of 9,836 employees for the nine months ended May 31, 2019.

The above increase was offset by the reversal of approximately $1.0 million of California Federal unemployment Tax since this credit reduction was waived. If states have outstanding Federal Unemployment Account (“FUA”) loans on January 1 of two consecutive years and have not paid off the balance by November 10, they are subject to a credit reduction on their Federal Unemployment Tax rate until the balance has been paid off. California paid its FUA loans earlier this year and has not taken out additional loans by November 10, 2018, as such the State will not be a credit reduction state for 2019.

The above increase was offset by $1.1 million attributed to the reduction of the Company state unemployment rate and the lower workers compensation premium since portion of the manual premium is paid to a loss fund as a requirement to any deductible workers compensation program.

Gross Profit for the nine months ended May 31, 2019, increased by $5.6 million or 153.6% to $9.3 million, compared to $3.7 million for the nine months ended May 31, 2018. The gross profit, as a percentage of revenues, increased from 15.5% for the nine months ended May 31, 2018, to 24.5% for the nine months ended May 31, 2019.

Such increase in our gross profit is attributable to the following factors: (i) better monetization of our base line engagement, which generated additional administrative fees, (ii) reduction to our state unemployment tax rate and the forfeiture of the California Federal unemployment Tax, (iii) transfer from a guaranteed cost workers compensation program to a deductible program resulting in lower workers compensation premium billed to us offset by additional money funded to our claim loss fund as requirement to our deductible workers compensation program.

Total Operating Expenses for the nine months ended May 31, 2019, increased by $4.4 million or 38.2% to $15.9 million compared to $11.5 million for the nine months ended May 31, 2018.

Our payroll costs for the nine months ended May 31, 2019, increased by $1.8 million or 45.9% to $5.6 million compared to $3.8 million for the nine months ended May 31, 2018.

Approximately $1.3 million of the increase is attributed to the increase in our corporate payroll employees from an average of 42 for the nine months ended May 31, 2018, to 56 employees for the nine months ended May 31, 2019.

Approximately $0.2 million is due to the accrual of severance packages agreed upon termination of certain executives.

Approximately $0.3 million of the increase is attributed to the additional employee benefits due to increased corporate employee, increased benefits premiums rate by approximately 10% in July 2018 and increased enrollments among our ShiftableHR PEO clients.

Commissions for the nine months ended May 31, 2019, increased by $0.8 million or 77.6% to $1.9 million compared to $1.1 million for the nine months ended May 31, 2018. Commissions paid accounts for 0.9% of payroll costs for the nine months ended May 31, 2019, and 2018, respectively. Such increase is a direct result of the increased volume of activity.

Professional fees for the nine months ended May 31, 2019, increased by $1.4 million or 97.5% to $2.8 million, from $1.4 million for the nine months ended May 31, 2018. Such increase results from additional legal fees paid for ongoing litigation and corporate affairs and additional fees paid for our workers compensation claims specialist.

Depreciation & Amortization increased by $0.5 million or 344.8% to $0.6 million in the nine months ended May 31, 2019, from $0.1 million in the nine months ended May 31, 2018. The Company capitalized $3.8 million of software development costs related to the application development stage as of May 31, 2019 as opposed to $0.8 million as of May 31, 2018.

General and Administrative expenses for the nine months ended May 31, 2019, increased by $1.3 million or 53.0% to $3.9 million, from $2.5 million in the nine months ended May 31, 2018. Most of the increase is related to marketing expenses incurred to build awareness around our business proposition and self-delivery feature of our mobile application and fees incurred for conferences and various publications and depreciation expense.

Net loss. As a result of the explanations described above, the net loss for the nine months ended May 31, 2019, was $9.4 million, compared to a net loss of $7.9 million for the nine months ended May 31, 2018.

Liquidity and Capital Resources

As of May 31, 2019, the Company had cash of $2.9 million and a working capital deficiency of $9.0 million. During the nine months ended May 31, 2019, the Company used approximately $1.6 million of cash in its operations, of which $1 million was attributed to the mobile application development costs. The Company has incurred recurring losses resulting in an accumulated deficit of $35.6 million as of May 31, 2019. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million or $10.9 million net of costs. In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds or $8.4 million net of costs. In March 2019, the Company completed a private placement of senior secured convertible notes with certain of its existing institutional investors raising an additional $3.75 million of gross proceeds or $3.3 million net of closing costs.

The Company is in dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. The Company began building its internal software development team and transitioned away from Kadima to expedite the Company’s technology deployment. Such transition would further increase the Company’s quarterly cash burn by approximately $0.5 million per quarter. The tardy delivery of the user features from Kadima and related on-going litigation slowed down the pace of the Company’s growth. Under licensing agreement for certain features, the Company will be launching version 2.0 of its app and enhanced user features during the Company’s fourth fiscal quarter with all user features including the self-delivery feature. The completion of our technology and the deployment of these features, expected in our fourth fiscal quarter, would further accelerate the growth of the Company.

Exclusive of the software development costs and assuming all payroll taxes are paid as incurred and excluding non-recurring expenditures, the Company is currently using $2.0 million each quarter from its operations or approximately $0.7 million per month. The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees and profit on employer-related taxes that would offset the current level of operational cash burn. Indeed, since May 31, 2019, the Company has added, through executed service agreements, approximately 17 new clients, servicing approximately 6,600 worksite employees with approximately $32.5 million in additional revenue per year, which would generate an additional of $1.1 million in quarterly administrative fees.

The Company s existing institutional investors from our senior secured convertibles have converted approximately $8.8 million of their principal into 6.8 million shares of the Company s common stock, which allowed the Company to retain cash to fund its operations and build its IT department to complete the deployment of its technology platform. The Company seeks to renegotiate the 2018 and 2019 notes, without litigating the matter in courts, to amend the terms to remove the conversion features and revise the cash amortization schedule to be more in alignment with the Company s cash flow.

With the added general and administrative costs from building its IT department, the Company anticipates using the actual cash position and continue leveraging its payables until it reaches breakeven at about 25,000 worksite employees.

The deployment of our technology features, especially our self-delivery feature, is expected to further accelerate the growth of the Company. The Company s management believes that the current cash position, along with the resulted accelerated revenue growth will be sufficient to fund its operation for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty

Non-GAAP Financial Measures

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

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Gross Billings	$94,216,706	$60,178,504	$247,648,979	$148,991,720
Less: Adjustment to gross billings	79,912,890	50,803,012	209,636,910	125,217,849
Revenues	$14,303,816	$9,375,492	$38,012,069	$23,773,871

Material Commitments

We do not have any contractual obligations for ongoing capital expenditures at this time. However, the Company entered into a white-label last mile platform solution on March 22, 2019. Such agreement includes a three-year monthly licensing fee of approximately $80k. We also do purchase equipment and software necessary to conduct our operations on a as needed basis.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at May 31, 2019, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2019, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of May 31, 2019, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation as of May 31, 2019, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at May 31, 2019, relate to the following:

1. Lack of Adequate Finance and Accounting Personnel – Our current accounting staff is relatively small, and we do not have the required infrastructure to timely identify technical accounting issues, adequately prepare and review financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of adequate personnel also creates inadequate segregation of duties, which makes the reporting process susceptible to management override. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sales of Unregistered Securities

Unregistered sales of Securities

During the nine months ended May 31, 2019, the Company entered into settlement agreements and mutual release with certain institutional investors, which extended the principal amount of the 8% senior secured convertible notes by $888,889, and resolves all disputes between the Company and the investors relating to technical defaults by the Company in failing to meet deadlines set forth in agreements between the Company and the investors for filing a registration statement and for having the registration statement declared effective by the Securities and Exchange Commission. The notes are senior and secured by all the assets of the Company. Sales of all of these securities were made pursuant to rule 506(c) of Regulation D promulgated by the SEC under the Act.

During the nine months ended May 31, 2019, the Company entered into senior secured convertible notes with certain institutional investors in the principal amount of $4,750,000. The notes are senior and secured by all assets of the Company. Sales of all of these securities were made pursuant to rule 506(c) of Regulation D promulgated by the SEC under the Act.

Exercise of warrants

For the nine months ended May 31, 2019, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 267,500 shares of our common stock for total consideration of $660,000.

Stock options and other equity awards

On December 11, 2018, we issued an aggregate of 65,792 shares for services to two directors for aggregate consideration of $150,006 based upon a price of $2.28 per share, the trading price on date of issuance. We relied upon Section 4(a)2 for the issuance of these securities. The securities vest 50% on six months of service after issuance date and the remaining 50% on twelve months after issuance date assuming the director was still serving as director on those dates.

On May 15, 2019, we issued 48,077 shares for services to our director and Chairman of the Audit Committee for total consideration of $37,500 based upon a price of $0.78 per share, the trading price on the date of issuance.

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, 3,061,648 options and 291,093 shares have been designated by the Board of Directors for issuance through the date of filing of this Quarterly Report, provided, however, that approximately 1,109,998 of the options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations. Unless the Plan Administrator otherwise provides, each option is immediately exercisable, but the shares subject to such option will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. The issuance of shares under the Plan vest according to terms established for such issuance by the Plan Administrator. As of the date of this Quarterly Report, none of the options has been exercised.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	July 22, 2019

/s/ Patrice H. Launay	Patrice H. Launay	Principal Financial Officer	July 22, 2019

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFIER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

