Form 10-K
period 2019-08-31
ShiftPixy, Inc.
filed 2019-12-13
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

Registrant’s telephone number:(888) 798-9100

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.53 on February 28, 2019) was approximately $6,980,000.

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 36,593,762 shares as of December 13, 2019.

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

PART I

Item 1. Description of Business

Company Information

ShiftPixy, Inc (PIXY-Nasdaq), “ShiftPixy”, or the “Company” was incorporated under the laws of the State of Wyoming on June 3, 2015. Our principal executive office is located at 1 Venture, Suite 150, Irvine, CA 92618, and our telephone number is (888) 798-9100. Our website address is www.shiftpixy.com. We do not incorporate the information on or accessible through our website into this Report, and you should not consider any information on, or that can be accessed through our website as a part of this Report.

ShiftPixy Human Capital Management Inc., d/b/a ShiftableHR

In December, 2015 we formed Shift Human Capital Management Inc., d/b/a/ ShiftableHR, (“SHCM”) a wholly owned subsidiary. We formed this subsidiary in response to the need to have workers’ compensation policies written in the names of the clients (as may be required by some states) and otherwise in response to client needs for only administrative and processing services rather than the assignment of employees, particularly temporary employees, as offered by ShiftPixy. Under this subsidiary, under circumstances wherein the client remains as the sole employer of the subject employees, we act as a payroll processor, human resources consultant, and administrator of workers’ compensation coverages and claims (providing “administrative services only”). For administrative reasons, we believe that providing these services through a separate legal entity seemed advisable and required, and thus we formed the subsidiary to provide these services. Our goal is to migrate these clients to ShiftPixy. We consolidate all operations of SCHM into the financial statements of ShiftPixy.

Business Overview

Our current business, and the primary source of our revenues to date, has been under a traditional staffing services business model. Our initial market focus is to use this traditional approach, coupled with developed technology, and address an underserved market containing predominately lower wage employees with high turnover, in light industrial, services, and food and hospitality. The Company provides Human Resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients”) and shift work or “gig” opportunities for worksite employees (“WSEs”). We receive admin or processing fees as a percentage of a business client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015 and we currently process in excess of $400 million of annualized payroll billings, based on $105 million of payroll billings for our fourth fiscal quarter of 2019. Our business grew in both billings and billable worksite employees in excess of 50% year over year for each year since inception and is expected to continue a high degree of growth. We have experienced losses to date as we have invested in both our technology solutions as well as the back-office operations required to service a large employee base under a traditional staffing model.

We provide services to businesses and we define a “client” as any business paying us to provide employee related services. We are currently focused on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates; however, we have clients in a variety of other industries as well. All have written client service agreements. The basic client agreement is substantially similar for all clients, with minor modifications to fit each client’s specific situation, and some differences to account for whether the engagement is with ShiftPixy or its wholly owned subsidiary, Shift Human Capital Management Inc.

Our founders’ initial goal was to bring Employment Administration Services (“EAS”) and traditional staffing services (“Staffing”) to an underserved segment of the market; namely small businesses who lack HR and Payroll infrastructure and therefore struggle with the HR compliance requirements and high turnover that is prevalent for many businesses who employ lower income and part time workers. Since our inception in 2015, we have built a client employee pool of over 25,000 persons that is populated by lower wage employees, averaging approximately $22,000 per year and for personnel typically under 35 years of age. We believe that by accumulating together a large number of low-wage and younger employee population, we will obtain a competitive advantage and increase revenues and profits through increased services over and above our base service offering to better serve the younger demographic through our technology solution.

Beginning in 2015, our core business model is to provide payroll services and to facilitate workers compensation insurance to small businesses in exchange for an administration fee calculated as a percentage of their gross payroll. Our initial market focus was to provide a suite of payroll services for small businesses who hire lower income and part-time workers in a high employee turnover environment and struggle to comply with costly employee related “soft” costs such as workers compensation and governmental compliance. We provide such services by employing an operations team consisting of taxation, customer service, HR Compliance, benefits, and workers compensation specialists and which allows us to deliver “best practices” HR, tax compliance, workers compensation insurance, and payroll services at a lower cost than it would cost our clients to provide on their own.

Our revenues through the end of fiscal 2019 primarily consist of admin fees calculated as a percentage of gross payroll processed, payroll taxes due on worksite employees billed to the client and remitted to the taxation authority, and workers compensation premiums billed to the client for which we facilitate workers compensation coverage. Our costs of revenues consist of the accrued and paid payroll taxes and our costs to provide the workers compensation coverage including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers compensation reserves, carried as cash balances, and our estimates of projected workers compensation claims, carried as liabilities. For 2019, we provide a self-funded workers compensation policy up to $500,000 and purchase reinsurance for claims in excess of $500,000. As of August 31, 2019, we have workers compensation related assets that are approximately $1.9 million higher than our projected workers compensation losses, or approximately 25% of the asset total as of August 31, 2019. We also actively and closely monitor and manage our clients and worksite employees’ workers compensation claims which allow us to provide a lower cost option for our clients than they would otherwise be able to purchase on their own. We believe that our customer value proposition is to provide the combination of overall net cost savings to the client as follows:

•	Payroll tax compliance and management services

•	Governmental HR compliance such as for the Affordable Care Act compliance requirements

•	Reduced client workers compensation premiums or enhanced coverage

•	Access to an employee pool of potential applicants to reduce turnover costs

•	Offset by increased administrative fee cost to the client payable to ShiftPixy

Our founders believed that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, would provide a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that faced these businesses. Our next goal, currently underway, is to match the small business needs of companies with paying “gigs” with a fully compliant and lower cost staffing solution. For this, we need to acquire a significant number of worksite employees (“WSE”) to provide our paying clients with a variety of solutions for their unique staffing needs and facilitate the employment relationship.

Managing, recruiting, and scheduling a large number of low wage employees can be both difficult and expensive. The acquisition and recruiting of such an employee population is highly labor intensive and therefore have high customer acquisition costs in part due to high onboarding and maintenance costs such as tax information capture or I-9 verification. Early in our history, we evaluated these costs and determined that proper process flows, automated with blockchain and cloud technology and coupled with access to lower cost workers compensation policies resulting from economies of scale could result in a profitable and low-cost scalable business model. To that end, over the past four years, the Company has invested heavily in a robust, cloud-based Human Resources Information System (HRIS) platform in order to:

•	reduce WSE management costs,

•	automate new WSE and client onboarding, and

•	provide additional value-add services for our business clients resulting in additional revenue streams to the Company

Beginning in 2017, we began to develop our HRIS database and front-end desktop and mobile phone application to facilitate a lower and easier WSE and client onboarding as well as for additional client functionality and the opportunity for WSEs to find shift work. We outsourced the development and had delays in the launch of our application during 2018 into early 2019 due to delays with our outsourced development partner. Beginning in March 2019, we brought the development of our application in house to complete and launched the initial phase in 2019. As of August 31, 2019, the initial launch was completed and we began to provide some of the HRIS and application services to selected legacy customers on a test basis late in our fiscal year ending August 31, 2019. Subsequent to year end, we continued working to implement additional mobile application and HRIS functionality in delivery, “gig” intermediation services, and scheduling. We expect to launch some of these additional features and services in the fourth calendar quarter of 2019. We see these technology based services as multiple potential revenue drivers with limited additional costs.

Our cloud-based HRIS platform captures, holds, and processes HR and payroll information for the clients and WSEs through an easy to use customized front end interface coupled with a secure, remotely hosted database. The HRIS system can be accessed by either a desktop computer or an easy to use electronic mobile phone application designed with legally binding HR workflows in mind. Once fully implemented, we expect to reduce the time, expense, and error rate for on boarding our client employees into our HRIS ecosystem and thereby have created a technological solution for employers and their workers. Once onboarded, the client employees are included as our worksite employees and who are available for shift work within our business ecosystem. This allows our HRIS platform to serve as a “gig” marketplace for WSEs and clients and allows for client businesses to better manage their staffing needs.

As of August 31, 2018, ShiftableHR and ShiftPixy had a combined client list of 193 clients with approximately 8,500 worksite employees. As of August 31, 2019, we had 246 clients with over 13,000 WSEs and processed payroll of over $350 million during our fiscal year ending August 31, 2019, an increase of nearly 60% from August 2018 . Of these WSEs, approximately 60% represent workers in the restaurant industry. We have an additional 12,000 WSEs as of August 31, 2019 that were retained in our HRIS system that were not active WSEs as of August 31, 2019 but which are available for “gig” opportunities.

Our Services:

To date, and throughout fiscal 2019, the core ShiftPixy client services were to provide regular payroll processing services under an employer administration services (“EAS”) model with “a la carte” additional services added as can be seen illustrated. Our payroll processing fee is typically a percentage of the gross payroll processed. We also provide workers compensation and payroll tax remittance and reporting as core services for most of our clients with additional services such as benefits administration and human resources services for additional fees. Beginning in fiscal 2020, with the full commercial launch of our mobile application software, we will provide additional services for employee scheduling and delivery as described in greater detail below.

Figure 1

Our core EAS services are provided via standard legal contracts with our business clients, customized for each client’s specific needs and that are typically one year in length and are cancelable with 30 days’ notice. Through August 31, 2019, we have not had any material revenues or billings generated within our HRIS from additional value-added services. We consider our future service offering to be the future of the company and which will provide for additional revenue streams and support cost reductions for existing and future business clients. Future services, including technology based services provided through our HRIS system and mobile application will be through “a la carte” pricing via customizable on-line contracts.

We provide our solution in the developing nextGEN or “gig” economy primarily by absorbing our clients’ workers, who we call worksite employees (WSEs) but may also be called “shift workers,” “shifters,” “gig workers,” or “assigned employees.” WSEs are carried under a ShiftPixy corporate employee umbrella and we shoulder certain employment-related compliance responsibilities for our business clients as part of our services provided. This arrangement benefits the WSEs by opening additional work opportunities through access to other shift work with other ShiftPixy clients. The WSE further benefits from employee status benefits through ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan while enjoying the protections of workers’ compensation coverage and employment laws.

Technological Solution:

At the heart of ShiftPixy’s employment service solutions is a secure, cloud-based HRIS database accessible by a desktop or mobile device through which ShiftPixy worksite employees will be enabled to find available shift work at ShiftPixy client locations. This solution solves a problem of finding available shift work for both the shifters looking for additional shift work and business clients looking to fill open shifts. For new WSEs, the mobile platform includes an easy to use WSE onboarding functionality which we believe will increase our WSE pool of workers that will provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. The mobile platform features a Pixy chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designing to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.

Figure 2

In 2019, we implemented additional functionality to provide a scheduling component of our software, which enables each client worksite to schedule workers and to identify shift gaps that need to be filled. We utilize artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We began using this functionality at the end of fiscal 2019 on a test basis.

The final phase of our initial platform, deployed in late fiscal 2019 on a test basis, consists of our “shift intermediation” functionality, which is designed to enable our WSE shift workers to receive information regarding and to accept available shift work opportunities. The intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region. We reached geographical concentration in Southern California during 2019 and we activated these key features in August 2019 to a limited group of customers on a test basis.

Our goal is to have a mature and robust hosted cloud based HRIS platform coupled with a seamless and technically sophisticated mobile phone application (“App”) that will act as both a revenue generation system as well as a “viral” customer acquisition engine through the combination of the scheduling, delivery, and intermediation features and interactions. We believe that once a critical mass of clients and WSEs is achieved, additional shift opportunities will be created pulling in additional WSEs and additional client businesses in food service and hospitality industries. Our approach to achieving this critical mass is to market our services to restaurant owners and franchisees, focusing on specific brands and geographical locations. We expect critical mass to be a function of both geography, such as in Southern California for viral adoption by WSEs and clients, or by adoption within franchise brands for viral adoption by clients.

Markets and Marketing

Our initial market focus was chosen based on our understanding of the issues and challenges facing “Quick Service Restaurants” (“QSRs”), including fast food franchises and local restaurants. We have chosen to invest in two key features of our mobile application to this end consisting of: i) scheduling functionality, designed to enhance the client’s experience through scheduling of employees and reducing the impact of turnover and ii) delivery functionality, designed to increase revenues through delivery fulfillment as well as to bring “in house” the delivery fulfillment and thereby reducing delivery costs.

One of the most recent developments in the food and hospitality industry is the rapid rise of third-party restaurant delivery providers such as Uber Eats, GrubHub, and DoorDash. These providers have successfully increased QSR revenue in many local markets by providing food delivery to a wide-scale audience using contract delivery drivers. We have observed two significant issues with our clients and third-party delivery providers which is increasingly being reported in the news media with companies like Dominos Pizza and Jimmy Johns franchises providing their own delivery services and avoiding third party delivery services. The first issue is the very large revenue share typically being paid to many of these third-party delivery providers as delivery fees. These additional costs erode the profit for the QSRs from those additional sales made through this delivery channel. The second is that our QSR customers have encountered problematic deliveries of their food products - late deliveries, cold food, missing accessories, and unfriendly delivery people. This in turn has caused significant “brand erosion” in many cases and has caused these clients to reconsider third-party delivery.

Figure 3

We provide a solution to the third-party delivery issues. We designed our HRIS platform to manage food deliveries by the QSRs using internal personnel and a customized “white label” smart phone App. Our recently released delivery feature links this “white label” delivery ordering system to our delivery solution, thereby freeing the QSR to have their own brand showcasing an ordering APP but retaining similar back-office delivery technology including scheduling, ordering, and delivery status pushed to a customer’s smart phone. Our technology and approach to human capital management allows the company a unique window into the daily demands of QSR operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. ShiftPixy’s mobile platform now provides the HR compliance, management and insurance solutions necessary to the support of a delivery option and created a turnkey self-delivery opportunity for the individual QSR operator. Our solution saves delivery costs to the QSR client and allows them to retain the customer information and quality control over the food delivery.

The first phase of this component of our platform is the driver onboarding, which was completed in 2019. The enhanced features will also “micro meter” the essential commercial insurance coverages required by our operator clients on a delivery-by-delivery basis (workers’ compensation and auto coverages) which has been a significant barrier for some QSRs to provide their own delivery services. We began using the “delivery features” of our mobile platform for selected customers on a trial basis in the fourth quarter of fiscal 2019 and expect to fully deploy the solution in fiscal 2020.

A significant problem for small businesses and in particular businesses in the food service industry such as QSRs, involve compliance with employment related regulations imposed by federal, state and local governments. Requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the Patient Protection and Affordable Care Act (the “ACA”) create compliance challenges and increased costs. The compliance challenges are often complicated by “workaround” solutions that many employers resort to in order to avoid characterizing employees as “full-time” and which in turn requires increased compliance to avoid fines and penalties. To date, the U.S. Congress has considered but not passed an amendment to replace the ACA other than the removal of the individual mandate provision in 2017. Despite the removal of the individual mandate, employers still face regulatory issues and overhead costs for which we believe our services are a cost-effective solution.

Other regulation is prevalent at the State and Local levels. Recently in California, where most of our worksite employees reside, legislation was passed that more clearly defines “Gig” workers for companies such as Lyft or Uber as employees rather than their previous classification as independent contractors. We believe that legislation such as this is a direct response to a considerable loss of tax revenue from the “Gig” companies’ contract employees, and that there is an increasing likelihood that workers in other states will have to be treated as employees within the next few years. The effective date for the California legislation is January 2020, although both Lyft and Uber are aggressively filing appeals to avoid these reclassifications. By comparison, we have designed our HRIS platform solution to classify our WSEs as employees and thereby be well positioned to provide HR services for companies that are impacted by the change from independent contractors to employees.

Figure 4

The worldwide trend toward a Gig Economy resulting from the market adoption of smart phones and mobile telephones and remote office workers moving away from the traditional 9 to 5 office or factory workplace. For our target worksite employee audience, as of February 2019, over 92% of 18-30-year-old workers have, or use, a “smart” mobile telephone. This development has created opportunities for companies catering to the use of these devices. We have designed our mobile application (“App”) to utilize the mobile smart phone adoption to create an easy to use on-boarding tool for potential employees. The migration towards a Gig Economy trend is also significant and according to a 2016 study conducted by Ardent partners, nearly 42% of the world’s total workforce is now considered ‘non-employee,’ which includes contingent/contract workers, temporary staff, gig workers, freelancers, professional services, and independent contractors. (Ardent Partners Ltd. “The State of Contingent Workforce Management 2016-2017: Adapting to a New World of Work.” October 2016). Our initial focus in the marketing of our product to the larger Gig Economy is to small and medium sized businesses with high worker turnover such as the restaurant and hospitality industries who have high turnover and often contract with independent contractor workers to perform less than full-time gig engagements, primarily in the form of shift work.

We are also joining the hot topic dialogue currently going on in the nextGEN Gig Economy about companies such as Uber and others and we see a potential new market based upon the issue of worker misclassification in the Gig Economy. Gig Economy companies such as Uber may typically classify the people working for them as “independent contractors” rather than “employees” for jobs (gigs). The companies can pay much less for services and in regulatory requirements if their workers are classified as independent contractors. Under state and federal employment laws, workers classified as employees are much more expensive for these companies. However, increasing legal and regulatory pressure against Uber and others has increased awareness about this issue. Most recently, in the State of California, legislation has passed that would require Uber, Lyft, and other shift companies to convert their previously classified independent contractors to employee status. ShiftPixy management foresaw this regulatory change and provides a solution by absorbing workers for these types of Gig Economy companies as employees of ShiftPixy, eliminating any risk of litigation, fines and other worker misclassification problems for these types of Gig Economy companies to the extent they become ShiftPixy clients.

Figure 5

ShiftPixy’s headquarters is currently situated in Irvine, California, from which it can reach the Southern California market and has a geographical presence via sales offices in New York, Austin, Texas, Chicago and the Orlando area from which its local sales/services representatives will secure and service clients in those areas, and it plans to open additional physical offices in San Francisco and Miami. Through these office locations, we plan to engage more actively with clients through sales, marketing, employee onboarding, training and payroll processing, in each instance as necessary and appropriate to the applicable market. These markets collectively account for or allow us to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.).

We believe ShiftPixy will experience business and revenue growth in the nextGEN Gig Economy from the following factors:

•

Large Potential Market. Current statistics show that there are over 14.7 million employees working in our current target market--the restaurant and hospitality industries representing over $300 billion of annual revenues. (U.S. Department of Labor. Bureau of Labor Statistics. February 2018). Compared to the total workforce in all industries, workers in the restaurant industry have a notably higher percentage of part-time workers. (National Restaurant Association. “News & Research: Restaurant middle class job growth 4x stronger than overall economy.” 13 January 2016). At our current monetization rate per employee, this represents an annual revenue opportunity of over $9 billion per year for the United States. Our current geographic presence in California, New York City and parts of Texas, Illinois, and Florida provides coverage of over 50% of this opportunity. Our intention is to expand both our geographic footprint and our service offerings into other industries, particularly where part-time work is a significant component of the applicable labor force, including the retail and health care sectors.

•

Rapid Rise of Independent Workers. The number of independent workers, totaling approximately 41 million in 2018, is expected to increase to 40% of the private, non-farm U.S. workforce by 2021. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.). As of early 2019, approximately 48% of the U.S. workforce has worked as an independent employee as either part time or on a contract basis (Source: http://www.mbopartners.com/state-of-independence).

•

Technology Affecting and Attitudes towards Employment Related Engagements. Gig-economy platforms have changed the way part-time workers can identify and connect to work opportunities, and Millennials and others have embraced such technologies as a means to secure short-term employment related engagements. The significant increase in the adoption of smart phone devices has provided the “last mile” platform to enable technology solutions such as ours to provide a gig economy platform. Most importantly, for our target audience of 18-35 year old workers as of February 2019, 92% of these workers regularly use a smart phone (Source: Pew Research Center).

•	New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and NextGen Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.) Mindful that most of its shifters will be Millennials who connect with the outside world primarily through a mobile device, ShiftPixy is poised to significantly expand its business through the ShiftPixy mobile app. The ShiftPixy mobile app is a proprietary application downloaded to mobile devices, allowing ShiftPixy’s shifters to access shift work opportunities at all of ShiftPixy’s clients, not just their current restaurant or hospitality provider, and with an added feature, anticipated to be available in the first calendar quarter of 2020, also allowing shift employees not working at its clients to access shift work opportunities at all of its clients.

Figure 6

The ShiftPixy Ecosystem Solution: ShiftPixy has developed an HRIS Ecosystem comprised of a closed proprietary operating and processing information system that provides a tool for businesses needing staffing flexibility to schedule existing employees and to post open schedule slots to be filled by an available pool of shift workers. The ShiftPixy Ecosystem provides the following benefits to our clients:

1.

Compliance: ShiftPixy assumes a substantial portion of a business’s employment regulatory compliance issues by having all of client shifter employees become employees of ShiftPixy. As the employer of the WSEs, ShiftPixy can assist its clients with the staffing of their shift employee requirements by providing a qualified pool of potential applicants or as shift workers. The individual WSE is a legal employee of ShiftPixy and ShiftPixy thereby provides employment regulatory compliance reporting, taking this burden away from the ShiftPixy client. The client’s management time spent on compliance issues substantially reduced and allows client management to focus on their business.

2.	Operational improvements: Our service can reduce the impact of high turnover, which is a consistent problem across the restaurant industry and a significant issue to our clients. Our service provides pre-screened applicants for permanent positions as well as the access to the ShiftPixy Ecosystem population of potential shift workers. The flexibility inherent in the Ecosystem approach can better tailor the staffing needs of a client to the talent pool available.

3.	Cost Savings: The payroll and related costs associated WSEs such as workers compensation and benefits are consolidated and charged, in effect, in conjunction with the shifters’ applicable rates of pay, allowing the clients to fund the employment related costs as the services are used--thereby avoiding various lump sum employment-related cost impositions. Cost savings for our clients can be varied but in general we see cost reductions in reduced overhead costs related to HR compliance, payroll processing, and elimination of non-compliance fines and related penalties. We also see a reduction in the impact of high turnover and the related costs of that high turnover. ShiftPixy is able to use economies of scale in purchasing employer related solutions such as workers’ compensation and other benefits and in general can provide a shift worker to a business at a lower cost than the business can otherwise typically staff a particular position.

4.	Improved human resources management: By having access to ShiftPixy’s entire part-time workforce, a client business is enabled to scale up or down more rapidly, making it easier to contain and manage operational costs. The two largest costs for a restaurant are food and labor. (National Restaurant Association “Restaurant Operations Report 2013-2014.) ShiftPixy charges a fixed percentage on wages that allows the client business to budget and plan more effectively without the full weight associated with the threats of penalties or missteps in dealing with employment law compliance related issues.

ShiftPixy and its subsidiary collectively serve, as of August 31, 2019 an aggregate of 246 clients, with an aggregate of approximately 13,000 employees. None of these clients represents more than 10% of our revenues for fiscal year 2019.

Competition

We see two primary sources of competition with no one competitor addressing both. Competitors to our “gig” business model include businesses such as ShiftGig, Instawork, Snag, Jobletics and other comparable businesses that seek to arrange short-term work assignments for both employees and independent contractors. Competitors to our HRIS Ecosystem, which encompasses on a broad scale, the assignment of a workforce to businesses on a long-term basis, include businesses such as Insperity, TriNet Group, and Just Works, and the assignment of individual workers to businesses generally on a short-term basis include businesses such as Kelly Services, ManpowerGroup, and Barrett Business Services.

We believe our service offering competes effectively based on our strategy of combining an Ecosystem of employment services with the individualized ability to link trained workers to specific shift work opportunities.

Governmental Regulation

Our business operates in an environment that is affected by numerous federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes. Moreover, because our client engagements involve some form of co-employer relationship with regard to the employees who provide services in employment to our clients, the application of such laws to these non-traditional employer relationships can become complex. Nearly all states have adopted laws or regulations regarding the licensure, registration or certifications of organizations that engage in co-employer relationships. While our model is currently not included in such regulations, we may become subject to such laws and regulations when we enter into co-employer relationships with regard to employees providing services in the jurisdictions where such laws and regulations apply.

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

State Regulations

Nearly all states have adopted provisions for licensing, registration, certification or other formal recognition of co-employers. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of a professional employer organization, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state laws. The scope of the laws and regulations of states is such that it encompasses the activities of ShiftPixy, Inc., as well as its subsidiary, ShiftableHR. In addition, many state laws require guarantees by ShiftPixy, Inc. of the activities of its subsidiary, ShiftableHR, and in some states we may seek licensure, registration or certification, as applicable, of ShiftPixy, Inc., with its subsidiary, ShiftableHR, because the financials for both organizations are consolidated. We believe we are in compliance in all material respects with the requirements in the states wherein we are conducting business.

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

Employees

As of August 31, 2019, we employed 67 people on a full-time basis in our corporate offices, and we served approximately 13,000 active, paid worksite employees with an additional 12,000 inactive worksite employees carried within our HRIS platform.

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

We are an emerging business and are in the process of developing our products and services. We have been in business for 50 months as of August 31, 2019. Although we have now processed gross billings of over $350 million for the fiscal year ended August 31, 2019 it is still difficult, if not impossible, to forecast our future results based upon our limited but now improving historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.

There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Except from the proceeds of our initial public offering (“IPO”) and our recent private placements of senior secured convertible notes to institutional investors raising $13 million of gross proceeds ($11.9 million net of costs), we have no binding agreements, commitments or understandings to secure additional financing at this time. We have no binding agreements, commitments or understandings to acquire any other businesses or assets. Our long-term future growth and success is dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

As of August 31, 2019, the Company had cash of $1.6 million and a working capital deficiency of $15.9 million. During the year ended August 31, 2019, the Company used approximately $2.4 million of cash in operations and an additional $1.1 million on capitalized software and fixed asset purchases. The Company has incurred recurring losses resulted in an accumulated deficit of $45 million as of August 31, 2019. These conditions raise substantial doubt as to the Company’s ability to continue as going concern within one year from issuance date of the financial statements, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. Management has prepared a liquidity plan to address the going concern and while we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending November 28, 2020, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

Under the Contract Service Agreement (“CSA”), we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as an agent, not as a principal, of the client. Our obligations include responsibility for:

•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee

•	withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by the Company.

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

We have identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in stock price.

Effective internal control over financial reporting is necessary in order to provide reliable financial reports in a timely manner. In connection with the audit of our consolidated financial statements for the year ended August 31, 2019, we concluded that there were material weaknesses in our internal control over financial reporting relating to our IT environment, controls over cut-off procedures, a related party transaction, accounting for certain litigation accruals, segregation of duties and corporate oversight functions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we are unable to successfully remediate our material weaknesses or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our consolidated financial statements could occur, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and our stock price may decline as a result. In addition, even if we remediate our material weaknesses,  we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function to remediate our material weaknesses, or fails to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent us from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our consolidated financial statements, which could cause our business to suffer.

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

We provide limited self- insurance for our workers compensation services provided to our clients. If we have claims in excess of our collected premiums we may incur additional losses. Workers’ compensation costs for shifter employees may rise and reduce our margins and require more liquidity.

The Company is responsible for and pays workers’ compensation costs for its shift workers. We currently provide self-insurance for up to $500,000 per occurrence and purchase reinsurance for claims in excess of $500,000. Our workers compensation billings are designed to cover expected claims based on insurance annuity calculations. These calculations are based on our limited operating history and claims experiences due to our limited operating history. At times, these costs have risen substantially as a result of increased claims and claim trends, general economic conditions, changes in business mix, increases in healthcare costs, and government regulations. Although the Company carries insurance and currently has reserves in excess of projected losses, unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, or if new laws, rules, or regulations are passed, costs could increase significantly. There can be no assurance that the Company will be able to increase the fees charged to clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

We may be subject to penalties and interest payable on taxes as a result of data entry into our software or manual error.

Our input of data in our tax processing software must be entered properly in order to process the data and payments correctly with regard to clients, employees and applicable tax agencies. If we input incorrect data or input accurate data incorrectly, we could inadvertently overbill or underbill our clients or overpay or underpay applicable taxes, resulting in the loss of net income and/or clients and/or the incurrence of tax penalties and interest. Despite our efforts to reconcile taxes on a monthly basis, we may incur additional taxes, penalties and interest for which we may or may not bill the clients.

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

Financial Market Risks

We have warrants and convertible debt that may be converted into shares issued in the future, which would dilute your ownership in the Company

On June 4, 2018, December 20, 2018, and March 12, 2019 the Company issued senior secured convertible note agreements with certain institutional investors in which, at any time while there is an outstanding balance, the notes may be converted, at the option of the holders at a conversion price for the principal and interest, subject to adjustment from down round price protection. As of the date of this report, these notes were in default and therefore subject to a conversion price of 75% of the lowest volume weighted average price on any given trading day for the June 2018, December 2018 notes the March 2019 notes. As of the August 31, 2019 date, those notes, if converted at the applicable discount price, would be convertible into approximately 19.7 million shares of common stock. In conjunction with the above transactions, the Company also granted warrants to purchase up to 4.2 million shares of common stock, which may be exercised for up to five years from their issuance date. These warrants may also include the requirement for the Company to issue additional warrants if a future financing is entered into at a price per share below the warrant exercise price. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership of our common shareholders.

The agreements governing our senior convertible notes contain a mandatory default amount when an event of default occurs

The indentures governing our senior secured convertible notes, contain mandatory default amounts when an event of default occurs. In general, interest is to be accrued at 18% annual rate from the date of default, the conversion feature is modified to be a discount of between 15% and 25% to the volume weighted average price on the date of conversion, and a mandatory redemption may be demanded at up to 130% of the remaining principal balance. We have been notified that our June 2018, December 2018, and March 2019 notes are in default by one of our noteholders for failure to honor a conversion notice sent in June 2019 for the March 2019 notes. We are currently in litigation with our note holders for this failure to honor conversions for the June 2018, December 2018, and March 2019 series. If we remain in default, one or a combination of the following could occur: i) we could have to repay a portion of the outstanding notes at a premium to the total non-default outstanding principal balance of approximately $6.8 million, the conversion price could be reduced resulting in additional shares issued which could cause dilution to common shareholders, and iii) additional cash interest may be due.

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

Our Common Stock is closely held by our founders which may limit a minority shareholder from influencing corporate governance.

Approximately 70% of our issued and outstanding common shares are held by the founders of the Company, Scott Absher, our Chief Executive Officer and Steven Holmes. In addition, these individuals have options to purchase preferred shares of the Company which in turn may be converted into additional common shares in the future. Individual shareholders with a minority stake may have limited influence over shareholder matters.

We have received a delisting notice from Nasdaq and may not be able to maintain our Nasdaq market presence.

On June 6, 2019 we received a notice from the regulations department of the Nasdaq marketplace for a delinquency in maintaining our share price at $1.00 per share for a thirty day period as required under Nasdaq Listing Rule 5550(a)(2) and provided for a six month cure period. On December 4, 2019 we received a de-listing notice that would result in the Company being delisted from the Nasdaq Capital Market on December 13, 2019 unless the Company files for a hearing by December 11, 2019. We filed for a hearing date which is scheduled for January 23, 2020. While we believe we are taking steps to address the listing requirements, we may not be successful in maintaining our Nasdaq Capital Market listing which may result in our being listed on another exchange, or listed OTC or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common shares and which may impact purchases or sales of our securities.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Technology Oriented Risks

We collect, use, transmit and store with data services vendors personal and business information, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs and cause losses.

In connection with our business, we collect, use, transmit and store with data services vendors large amounts of personal and business information about our clients and shift employees, including payroll information, healthcare information, personal and limited business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. In addition, as we continue to grow the scale of our offering, we will process and store with data services vendors an increasing volume of personally identifiable information of our users. Our data services vendors include PrismHR, Amazon Web Services, Microsoft OneDrive, ShareFile, Dropbox, Egnyte, Smartsheet, MasterTax, Microsoft Outlook, Microsoft Office 365, and RightSignature; we believe these vendors implement industry standard or greater data security measures to protect the data that we transmit through and/or store with them. Despite our efforts to protect customer data, perceptions that the collection, use, and storage of personal information is not satisfactorily protected could inhibit sales of our services and could limit adoption of our services. In addition, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security.

We are focused on ensuring that our operating environments safeguard and protect personal and business information, and we will devote significant resources to maintain and regularly update our systems and processes. Despite our efforts to maintain security controls across our business, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer data we or our vendors store and manage. In addition, attacks on information technology systems continue to grow in frequency, complexity and sophistication, and the Company may be targeted by unauthorized parties using malicious tactics, code and viruses.

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

Mr. Scott W. Absher, CEO and Director and the beneficial owner of approximately 34.99% of our stock as of August 31, 2019, has limited experience managing a public company, which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. We are endeavoring to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver services successfully may be adversely affected. If we can not hire additional qualified personnel, we may continue to have internal control weaknesses. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

If ShiftPixy is not recognized as an employer of worksite employees under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

While in our client engagements through ShiftableHR, we typically arrange for clients to act as sponsor of employee benefit plans, ShiftPixy sponsors the benefit plans applicable to its employees. In order for ShiftPixy to sponsor employee benefit plan offerings for our worksite employees, we must qualify as an employer of our worksite employees for certain purposes under the Code and ERISA. In addition, our status as an employer is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.

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

We may also need to qualify as an employer of our worksite employees under state regulations, which govern licensing, certification and registration requirements.. Nearly all states have enacted laws and regulations in this regard. While we believe that we qualify as an employer of our worksite employees under these state regulations, these requirements vary from state to state and change frequently and if we are not able to satisfy existing or future licensing requirements or other applicable regulations of any states, we may be prohibited from doing business in that state.

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

If any one of our employees is found to cause injury or damage through one or more negligent or wrongful acts, including sexual harassment and other employment related offenses, the Company could suffer financial damages as a result of claims by the injured party. We have not had significant claims for damages or losses from actions of our employee workers to date. The Company carries a staffing liability program commercial insurance policy, but the policy provides coverage only with respect to: 1. “wrongful employment acts” committed against our “employees” pursuant to our agreement with that client; and 2. A “staffing services worker’s acts” committed while in the service of our client that result in a “wrongful business environment.” The insurer may seek to disclaim liability as not covered or for other reasons or the amount of judgment against us may exceed the policy limits. Any claims for damages against us as a result of actions of our work employees could damage our reputation, increase our expenses and reduce our profitability (or increase net losses) and revenues.

Risks Related to Regulations and Compliance

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

In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our business. Healthcare reform under the federal Patient Protection and ACA, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our business’s clients and prospects. If the ACA is repealed or replaced, the elimination of employer mandates and similar employer requirements currently imposed by the ACA, and other regulatory changes could in the future reduce our revenues. Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.

Some states require licensure or registration of businesses offering PEO services. While some elements of our service offering overlap with PEO services, our Human Capital Platform is more in line with a traditional staffing model. However, if we need and are unable to secure registration or licensure of such service offering in a particular state, our ability to grow that segment of our business in such state would be impaired and could affect our ability to increase our revenues and meet certain customer requirements in such states.

The Company may be subject to Private Attorney General’s Act (PAGA) claims which me require additional capital to defend.

The Company’s work force resides mostly in the State of California.  Employment laws in the State of California can be complex and undefined where a co-employment or Human Capital Platform relationship exists, both of which are contemplated in our current business and our future plans.  The existence of a Private Attorney General’s Act (PAGA) allows plaintiffs’ attorneys to bring class action-like lawsuits against employers which can result in substantial costs to defend and may result in large fines for seemingly insignificant or inadvertent clerical errors. As the Company moves more into these areas, its risk will increase that such PAGA claims will be filed and litigated which may result in increased costs to the Company.

The Company may be subject to additional state and local regulations designed to change the employment status of workers for staffing businesses or businesses focusing on the “Gig” economy.

A significant portion of our business is located in the State of California which recently passed AB-5 relating to the classification of gig workers as employees instead of independent contractors. The classification results in a change to the payment of wages, tax withholding, and providing unemployment, health, and other traditional employer-employee related benefits. Other States such as New York and New Jersey, two of our potential markets, are also considering similar legislation. While we currently classify all of our worksite employees to be employees of the Company, our business plans potentially include the use of large numbers of independent contractors. If we are unable to utilize independent contractors, or the cost to use independent contractors is more expensive, our future growth opportunities may be limited or reduced.

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

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Irvine, California area, which is a seismically active region. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease space for our principal offices at 1 Venture, Suite 150, Irvine, CA 92618. Our landlord is Olen Commercial Realty Corporation. We began leasing 8,500 square feet on April 15, 2016. In July 2017, we entered into a second lease for 2,713 square feet of expansion space in the same building. In May 2019, we entered into a third lease for 1,261 square feet. We extended the term on the first two leases at the execution of the third lease. The landlord, lease term, and an expiration date of June 30, 2022 are the same for all three leases.

Sales Office

As of August 31, 2019, the Company has four sales offices located in New York, Chicago, Orlando and Austin.

In July 2017. we also entered into a month to month office lease in New York City for monthly rent of approximately $5,000, securing space for a small client acquisition and support staff. We also entered into month to month offices lease in Chicago, Illinois in June 2018, Orlando, Florida and Austin, Texas in March 2018 for aggregate monthly rent of approximately $10,000 for client acquisition and support staff. In September 2019, we terminated the leases in New York City and Chicago.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock was listed for trading on The NASDAQ Stock Market LLC on June 28, 2017, under the symbol “PIXY.”

The table below sets forth the high and low closing sales prices of our common stock on The NASDAQ Stock Market LLC for the periods indicated.

	High	Low
2019
First Quarter	$4.42	$2.77
Second Quarter	2.63	1.20
Third Quarter	1.70	0.45
Fourth Quarter	0.73	0.38

2018
First Quarter	$4.27	$2.29
Second Quarter	4.17	2.00
Third Quarter	4.62	2.30
Fourth Quarter	4.62	2.49

Number of Equity Security Holders

As of August 31, 2019, the Company had 20 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

Sale of Unregistered Securities

Unregistered sales of Securities

During the year ended August 31, 2019, the Company entered into settlement agreements and mutual release with certain institutional investors, which extended the principal amount of the 8% senior secured convertible notes by $889,000, and resolved all disputes between the Company and the investors relating to technical defaults by the Company in failing to meet deadlines set forth in agreements between the Company and the investors for filing a registration statement and for having the registration statement declared effective by the Securities and Exchange Commission. The notes are senior and secured by all the assets of the Company. Sales of all of these securities were made pursuant to rule 506(c) of Regulation D promulgated by the SEC under the Act.

During the year ended August 31, 2019, the Company entered into senior secured convertible notes with certain institutional investors in the principal amount of $4,750,000. The notes are senior and secured by all assets of the Company. Sales of all of these securities were made pursuant to rule 506(c) of Regulation D promulgated by the SEC under the Act.

Exercise of warrants

During the year ended August 31, 2019, certain shareholders who had acquired securities under our past 506(b) offerings, exercised warrants to acquire 267,500 shares of our common stock for total consideration of $660,000 in cash.

Conversions of senior convertible notes

During the year ended August 31, 2019, holders of our June 2018, December 2018, and March 2019 Convertible Notes Payable converted $8,395,000 of principal and $509,000 of accrued interest into 6,963,235 shares of our common stock. The shares were registered for resale under Forms S-3 filed in October, 2018, December 2018, and April 2019 for the June 2018 Notes, December 2018 Notes, and March 2019 Notes, respectively,

Stock options and other equity awards

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

On August 19, 2019, we issued 79,788 shares for services to our director and Chairman of the Audit Committee for total consideration of $37,500 based upon a price of $0.47 per share, the trading price on the date of issuance.

Stock Option / Stock Issuance Plan

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan. Of these shares, as of August 31, 2019, approximately 3,312,000 options and 288,000 shares have been designated by the Board of Directors for issuance and approximately 1,300,000 of the options have been forfeited and returned to the option pool under the Plan due to employment terminations. As of August 31, 2019, approximately 7.8 million shares remain issuable of which 6.7 million are eligible to be issued as ISOs and 7.8 million are eligible to be issued as either share grants or NQ stock options.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of August 31, 2019, and for the year in the period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern

Overview

We are primarily a staffing enterprise, providing employment administration services (“EAS”) solutions for businesses and workers in an environment in which shift or other part-time/temporary jobs, commonly called “gigs,” are performed. Our services for businesses include payroll processing, tax and HR compliance, and employee benefits along with employee screening, scheduling and delivery dispatch. Our services for workers include employment facilitation and gig “matching.”

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

Employment in the Gig Economy involves compliance with employment-related regulations imposed by federal, state and local governments, including requirements associated with workers’ compensation insurance, and other traditional employment compliance requirements, including the employer mandate provisions of the Patient Protection and Affordable Care Act (“ACA”). The compliance challenges are often complicated by the actions of many employers to reduce workers’ hours as a means to avoid characterizing employees as “full-time.” Congress is considering amendments to or replacement of the ACA. As of the date of this filing, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminates the individual mandate provisions of the ACA, beginning in 2019. Employers still face regulatory issues and overhead costs, including those associated with the employer mandate provisions of the ACA for which we believe our services are a cost-effective solution.

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

We believe ShiftPixy has the ideal solution for both of these groups and each of their problems via a service offering that entails two principal elements (that we refer to collectively as our “Ecosystem”) as follows:

•

ShiftPixy Employer Solution: ShiftPixy absorbs the employer’s shifters and provides Employer Administrative Services to the client, shouldering a substantial portion of the employment-related compliance responsibilities. In addition, when the ShiftPixy mobile app is released, businesses will be able to access via that technology additional qualified workers, who are already part of the ShiftPixy Ecosystem, to fill workforce voids on short notice, having assurance that such employees have work experience, will be paid, will be covered by applicable workers’ compensation coverage, will have applicable employment related taxes calculated and processed.

•

ShiftPixy Shifter Solution: Shifters placed with one of ShiftPixy’s clients can now access other shift work with other ShiftPixy clients, ultimately through the new ShiftPixy mobile app, a prototype of which was released in September 2016. When released to the general public, anticipated to be in the fourth calendar quarter of 2019, the ShiftPixy mobile app will enable not only ShiftPixy shift employees but also ultimately shift employees outside the ShiftPixy Ecosystem, many of them Millennials who connect to the outside world solely through mobile devices, to access available shift jobs at all of ShiftPixy’s participating clients. In addition to the benefits of working not as independent contractors but as employees, enjoying the protections of workers’ compensation coverage and employment laws, as well as the calculation and remittance of applicable employment taxes, among other benefits, shifters are also enabled to participate in ShiftPixy’s benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan.

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

The geographical markets currently served or expected to be service collectively account for or allow us to cover approximately 53% of our target market in the restaurant/hospitality sectors. (U.S. Department of Labor. Bureau of Labor Statistics. May 2015. Occupational Employment and Wages.) We intend to enter additional geographical markets in the future as we refine our business model and that fit the client profitability drivers described below.

We anticipate ShiftPixy’s business and revenue growth will result from the following factors:

•	Large potential market.

•	The burdens placed on employers with over 50 full-time employees under the ACA.

•	Marketing advantages from strategic insurance provider relationships.

•	New ShiftPixy Mobile App that is designed to provide additional benefits to employers and shift workers.

•	Ultimate development of a ShiftPixy Ecosystem.

•	Mitigation of employment law compliance risks.

We view our customers in terms of clients, representing a corporate entity or business that we provide services and people within our worksite employee database as employees if we have or will provide an employment statement, such as a W-2, within any given year. As of August 31, 2019, ShiftPixy and its subsidiaries collectively serve, an aggregate of 246 clients with an aggregate of approximately 13,000 billed worksite employees representing an increase of over 5,500 billed worksite employees over the prior year. No one client represented more than 10% of our revenues for fiscal year 2019. Due to the high turnover without our client’s business, our total number of worksite employees in our HRIS “Ecosystem” was approximately 25,000 at the end of fiscal 2019.

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

Software Development Update

We believe that the HRIS platform and the related mobile application functionality that we are development will be key differentiators and drivers of our low-cost customer acquisition strategy and we have invested heavily into our HRIS platform over the past three years.

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

A key element of our software development involves using ShiftPixy’s blockchain ledger to process and record our critical P2P (“Peer-to-Peer”) connections. While not necessarily a new development, we note that we use blockchain technology in an effort to keep our data secure. Any data considered to be a human capital validation point or part of the hiring and onboarding process is being utilized and recorded in ShiftPixy’s blockchain ledger. The employee I-9 verification process, for example—one of the most stringent, rigorous, and penalty-laden compliance procedures is positively impacted by blockchain utilization of biometric authentication and automatic verification of I-9 data, removing human error in the process of screening for fraudulent information. Verification of that data on the blockchain allows both employers and auditing agencies to confidently validate additional criteria such as employment dates, and a candidate’s background (i.e. education, references, certifications, etc.), and share the verification status directly on multiple distributed sources within the blockchain, further underscoring the trust and accuracy of a candidate’s information and corporate compliance.

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

The mobile app is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are using the multilingual onboarding feature of our software, which enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. This multilingual feature will allow us to move faster into outside markets and will reduce the time and cost to bring new worksite employees into our HRIS ecosystem.

Once fully implemented, our new employees will no longer have to fill out the burdensome pile of required new employee paperwork. By leveraging artificial intelligence capabilities, new hires are guided by a conversation with a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way. Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the app as well.

We are currently in the early implementation of several additional key pieces of functionality. First is the scheduling component of our software, which is designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. Second is to implement our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities. Finally, we are currently starting to implement the “delivery features” of our mobile platform during the fourth calendar quarter of 2019 on a test basis. Our technology and approach to human capital management allows the company a unique window into the daily demands of “Quick Service Restaurants” (“QSR”) operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience and retain customer data as well as profit currently taken by third party delivery platforms. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This will allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. The first phase of this component of our platform was initial test onboarding of potential drivers, which was completed by the end of our third calendar quarter of 2019. We are currently implementing features that enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will include “micro metering” of essential commercial insurance coverages required by our operator clients-namely workers’ compensation and auto coverages on a delivery-by-delivery basis.

From inception of the project in 2017 through August 31, 2019, we have spent approximately $15.5 million consisting of outsourced research and development, IT related expenses, development contractors and employee costs and marketing spending consisting of advertising, trade shows, and marketing personnel costs. The following table shows the technology and marketing spending for each year ended August 31:

Development spending (in $ millions)	2019	2018	2017
	(unaudited)	(unaudited)	(unaudited)
Contract development and licenses	$2.2	$6.6	$2.7
Internal personnel costs	1.1	0.2	-
Total Development spending	$3.3	$6.8	$2.7

Marketing spending
Advertising and Outside Marketing	$1.2	$0.5	$0.3
Internal personnel costs	0.4	0.2	0.1
Subtotal, Marketing costs	$1.6	$0.7	$0.4
Total, HRIS platform and mobile application spending	$4.9	$7.5	$3.1

Cumulative Investment	$15.5
Portion of investment capitalized as fixed assets	$3.7
Portion of investment expensed	$11.8

For the years ended August 31, 2019 and 2018, we capitalized $0.9 million and $2.8 million, respectively, of contract development spending into fixed assets.

Prior to March 2019, we primarily used turnkey contract software development firms to build the software code, mobile application, and license integrations required to build the functional solution and our internal personnel had a primarily oversight role. Beginning in March 2019 we hired an internal development team for cost-cutting and for better feature and implementation control.

The Company began building its internal software development team and transitioned away from its current software development vendor to expedite the Company’s technology deployment. The tardy delivery of the user features from the Company’s previous software development vendor and related on-going litigation slowed down the pace of the Company’s growth. The completion of our technology and the deployment of these features would further accelerate the growth of the Company. Under licensing agreement, the Company launched version 2.0 of its app and enhanced user features (onboarding, scheduling and intermediation) during the fourth calendar quarter with all user features as well as the driver management. The release of these features will further accelerate the growth of our business and move the Company closer to its financial breakeven point.

Performance Highlights

Year ended August 31, 2019 vs. 2018

•

Served approximately 246 clients and co-employed an average of 10,500 worksite employees, a 52.4% increase in worksite employees compared to the same period in FYE 2018, and ended the year with over 13,000 billable worksite employees generating an average gross profit per WSE of approximately $1,200 per year.

•	Processed over $350 million in gross billings, an increase of 58.5% over the same period in 2018.

Our financial performance for the year ended August 31, 2019 compared to the year ended August 31, 2018 included:

Revenues increased 52.7% to $53.4 million mainly resulting from increased number of worksite employees.

Gross Profit increased 125.2% to $12.4 million due to increased number of worksite employees and reduction to our State unemployment tax rate and economies of scale.

Operating expenses increased by 29.2% to $22.1 million in the year ended August 31, 2019, from $17.1 million in the year ended August 31, 2018. Payroll related costs increased due to the increase in the average corporate employees and an increase in average headcount costs due to the hiring of our in-house software development team. Professional fees increased due to ongoing litigation and legal settlement, additional costs to support the increased business, and sales related consulting costs. Software development decreased as we transitioned away from a wholly contracted development to an in-house development team. Marketing and advertising increased as the Company build awareness of our technology platform and self-delivery solution and G&A increased due to additional licensing and overhead costs to support the increased operations and non-recurring penalties for payroll taxes related to penalties from the March 2019 tax quarter.

Loss from Operations improved by $1.9 million or 16.4% due to improvements in gross profit offset by operating expense increases.

Interest expense increased to $8.5 million resulting from the amortization of the debt discount and debt issuance costs related to our June 2018 financing and March 2019 financing and the excess of the fair value of warrants and conversion options over the gross proceeds of the convertible debt.

Net Loss decreased to $16.4 million or $0.50 per share, from $16.8 million or $0.58 per share.

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

We report our revenues as gross billings, net of related direct labor costs, for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the years ended August 31, 2019 and 2018, we had no revenues associated with staffing services or generated through our technology services. Gross billings represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers compensation premiums as well as admin fees for our value-added services and other charges for workforce management support. Gross billings are a non-GAAP measurement and represent a key operating metric for management along with number of WSEs and number of clients. Gross billings and the number of active worksite employees represent the primary drivers of our business operations. Active worksite employees (WSEs) are defined as an employee in our HRIS ecosystem that has provided services for at least one of our client customers for any reported period. Our primary profitability metrics are gross profit, gross profit per WSE, and gross profit percentage of gross billings.

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

	For the year Ended August 31,
	2019	2018
Gross Billings in millions	$352.6	$222.4
Less: Adjustment to gross billings	299.2	187.4
Revenues, in millions	$53.4	$35.0

The following table provides a tabular presentation of the key revenue and gross profit related operating metrics used by management. We have elected to show 2017 operating information for comparative purposes only.

	2019	2018	2017

Gross Billings (in millions)	$352.6	$222.4	$126.4
Increase, year over year (in millions)	130.2	96.0	75.7
Percentage Increase, year over year	58.5%	75.9%	149.3%

Net Revenues (in millions)	$53.4	$35.0	$20.2
Increase, year over year (in millions)	18.4	14.8	11.8
% Increase, year over year	52.7%	72.7%	139.2%
Net Revenues % of Gross Billings	15.1%	15.7%	16.0%

Cost of Revenues (in millions)	$41.0	$29.5	$16.6
Increase, year over year (in millions)	11.5	12.9	9.6
Increase, year over year	39.3%	78.0%	138.4%

Gross Profit (in millions)	$12.4	$5.5	$3.7
Increase, year over year (in millions)	6.9	1.8	2.2
Increase, year over year	125.2%	49.0%	143.5%
Gross Profit % of Revenues	23.2%	15.7%	18.2%

Active worksite employees (unaudited)	13,100	8,500	5,100
Increase, year over year	4,600	3,400	1,600
% Increase, year over year	54.1%	66.7%	45.7%

Average WSEs by year (unaudited)	10,500	6,900	4,300
Average Gross Billings per Average WSE	$33,600	$32,200	$29,400
Average Net Revenue per Average WSE	5,100	5,100	4,700
Average Gross Profit per Average WSE	$1,200	$800	$700

Results of Operations

Year Ended August 31, 2019 Compared to Year Ended August 31, 2018

The following table summarizes our consolidated results of operations:

	For the Years Ended
	August 31, 2019	August 31, 2018

Revenues (gross billings of $352.6 million and $222.4 million less worksite employee payroll cost of $299.2 million and $187.5 million, respectively)	$53,436,000	$34,959,000

Cost of revenue	41,046,000	29,458,000
Gross profit	12,390,000	5,500,000
Operating expenses:
Salaries, wages and payroll taxes	7,702,000	5,383,000
Share-based compensation	632,000	363,000
Commissions	2,732,000	1,594,000
Professional fees	3,918,000	2,078,000
Software development	1,209,000	3,828,000
Marketing and advertising	1,208,000	547,000
General and administrative	3,823,000	3,005,000
Depreciation and amortization	839,000	274,000
Operating expenses	22,063,000	17,072,000
Operating Loss	(9,673,000)	(11,572,000)
Other income (expense)
Interest expense	(8,507,000)	(1,751,000)
Loss on debt extinguishment	(3,927,000)	-
Change in fair value of derivative	2,569,000	-
Gain (Loss) associated with note defaults, net	811,000	(3,500,000)
Total Other income (expense)	(9,054,000)	(5,251,000)

Net Loss	$(18,727,000)	$(16,823,000)

We report our revenues as gross billings, net of related direct labor costs for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the years ended August 31, 2019 and 2018, revenues associated with staffing services were insignificant.

	2019	2018

Net Revenues (in millions)	$53.4	$35.0
Increase, year over year (in millions)	18.4	14.8
% Increase, year over year	52.7%	72.7%

Cost of Revenues (in millions)	$41.0	$29.5
Increase, year over year (in millions)	11.5	12.9
Increase, year over year	39.3%	78.0%

Gross Profit (in millions)	$12.4	$5.5
Increase, year over year (in millions)	6.9	1.8
Increase, year over year	125.2%	49.0%
Gross Profit % of Revenues	23.2%	15.7%

Our net revenue excludes the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, workers’ compensation insurance, we believe that we are the primary obligor, have latitude in establishing price, selecting suppliers, and determining the service specifications and, as such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Net Revenue. Our net revenue increase of $18.4 million or 52.7% increase from $35 million in 2018 to $53.4 million in 2019 is primarily driven by the increase in business clients and the workplace employees associated with those clients. Active worksite employees increased by 4,600 or 54.1% from 8,500 at the end of 2018 to 13,100 at the end of 2019.

Cost of Revenue. Our cost of revenue includes the costs of employer side taxes and workers’ compensation insurance coverage. Cost of revenues increased $11.5 million or 39.3% to $41.0 million in 2019 from $29.5 million in 2018.

The change in cost of revenues was due to the net effect of the 58.5% increase in worksite employees net revenues, supported by the 54% increase in worksite employees offset by a reduction in employer tax expenses of $0.9 million due to the combination of favorable rate exchanges and a non-recurring reversal of a tax expense accrual made in fiscal 2018 and reversed in fiscal 2019 due to a regulatory change between the US Government and the State of California.

We also saw lower workers compensation due to the combination of our operational focus on loss reduction, the full implantation of the Sunz workers compensation program for 2019, and expense reduction due to a non-recurring return of premium related to prior reporting periods. The cost reduction impact due to the combined focus and Sunz program implemented in July and thereby only impacted our workers compensation cost for two out of twelve months in 2018 compared to a full year for 2019.

Gross Profit. Gross profit increased $6.9 million or 125% to $12.4 million in 2019 from $5.5 million in 2018. The increase is due to the combination of increased net revenues and improvement in gross profit percentages. Gross profit percentage improved 7.5% from 15.7% of revenues for the year ended August 31, 2018 to 23.2% for the year ended August 31, 2019 due to the cost of revenue improvements noted above. The impact of the accrual and reversal of the $0.9 million tax accrual accounts for 4.3% of the 7.5% due to a decrease of 2018 gross profit percentage by 2.6% and increase of 2019 gross profit percentage by 1.7%. The remaining 3.2% margin improvement is due to cost savings and tax rate improvements.

Operating Expenses

The following table presents certain information related to our operating expenses

	Year ended August 31,
	2019	2018	% Change
	(in thousands)	(in thousands)
Salaries, wages and payroll taxes	$7,702	$5,383	43.1%
Share-based compensation	613	363	68.9%
Commissions	2,732	1,594	71.4%
Professional fees	3,918	2,078	88.5%
General and Administrative	3,842	3,005	27.9%
Marketing and Advertising	1,208	547	120.8%
Software development	1,209	3,828	(68.4)%
Depreciation and amortization	839	274	206.2%
Total operating expenses	$22,063	$17,072	29.2%

Operating expenses increased $5.0 million or 29.2% to $22.1 million in 2019 from $17.1 million in 2018. The components of operating expenses changed as follows:

Salaries, wages and payroll taxes consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees for the fiscal year ended August 31, 2019, increased by $2.3 million to $7.7 million from $5.4 million for the fiscal year ended August 31, 2018. The increase is due to the increase in corporate employees including the addition of our technical team hired to replace outside software developers at a higher average salary than previously hired corporate employees.

Approximately $1.8 million is due to the headcount increase of which $0.7 million is attributable to the increase in costs related to our development team, and $0.5 million is due to raises and benefits costs increases for existing employees and $0.6 million due to additions to our customer service and operations team. Our corporate employee monthly average increased from 44 employees in 2018 to an average of 58 employees in 2019. Ending employee count increased from 58 corporate employees for the fiscal year ended August 31, 2018, to 68 employees for the fiscal year August 31, 2019.

Share-Based compensation increased by $0.25 million or 68.9% to $0.6 million for the fiscal year ended August 31, 2019. This increase was primarily due to additional stock option awards granted to our corporate employees in 2018 and 2019 and share grants issued to our non-employee board of directors.

Commissions consist of commissions payments made to third party brokers and inside sales personnel. Commissions increased by $1.1 million or 71.4% to $2.7 million, from $1.6 million in the fiscal year ended August 31, 2018. Commissions are primarily associated with compensation to our sales force for sales as well as to our property and casualty agents. Commission expenses approximates 0.77% and 0.72% of our gross billings for the years ended August 31, 2019, and 2018, respectively.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the year ended August 31, 2019, increased by $1.8 million or 88.5% to $3.9 million, from $2.1 million for the year ended August 31, 2018. The increase is due to $1.1 million of increased legal fees and legal settlements, $0.3 million in increased sales and marketing related consulting, $0.3 million increase for outsourced development related consulting costs, $0.3 million for increased administrative costs associated with our Sunz workers compensation policy, and a $0.3 million reduction in public company related costs, primarily due to reduced accounting and audit related costs.

General and Administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses for the year ended August 31, 2019, increased by $0.8 million or 27.9% to $3.8 million, from $3.0 million for the year ended August 31, 2018. The increase is due to $0.3 million in higher software license fees related to our mobile application, $0.2 million in increased accrued tax penalties, and $0.3 million higher rent and overhead relating to our increased revenues, personnel, and the support required for the business growth.

Marketing and advertising expenses consist of advertising, website costs, marketing promotions, corporate marketing, and tradeshow related costs. Marketing and advertising costs increased by $0.7 million or 120.8% to $1.2 million in fiscal 2019 from $0.5 million in the prior year. The increase is due to increased marketing, improvements to our website, increased tradeshows and advertising, and increased costs associated with marketing our mobile application.

Software Development expenses consist of outsourced research and development to third parties. Software development costs decreased $2.6 million or 68.4% to $1.2 million for the year ended August 31, 2019 from $3.8 million in the prior year. The decrease is due to $2.8 million lower expenses in 2019 related to work contracted to Kadima, who we are currently in arbitration over non-delivery of the software and represented the entire expense in 2018. In 2019, Kadima represented $1.0 million of the expense and we incurred $0.2 million for contracted offshore developers in India and South America to support our U.S based mobile platform development.

Depreciation & Amortization increased by $0.6 million or 206.2% from our previous fiscal year. The Company capitalized $2.8 million of software development costs related to the application development stage during the year ended August 31, 2018 and $0.9 million in 2019 for a total of $3.7 million in capitalized software development. The increase is due to increased amortization on that capitalized software.

Other expense increased from $5.3 million for the year ended August 31, 2018 to $6.8 million for the year ended August 31, 2019:

	For the Years Ended
	August 31, 2019	August 31, 2018

Interest expense	(8,507,000)	(1,751,000)
Loss on debt extinguishment	(3,927,000)	-
Change in fair value of derivatives	2,569,000	-
Gain (Loss) associated with note defaults, net	811,000	(3,500,000)
Total Other income (expense)	(9,054,000)	(5,251,000)

Interest Expense consists of cash interest on interest bearing notes, financing charges for the excess of fair value over carrying amounts of notes issued during any reporting period, amortization of recorded discount and associated deferred financing costs, and acceleration of discounts and deferred financing costs due to early conversions on notes payable. Interest expense increased $6.7 million to $8.5 million from $1.8 million in 2018. The increase is due to the increased interest expense and financing costs associated with our June 2018 and March 2019 convertible notes. The 2019 balances include: $2.6 million financing charge for the excess fair value over the carrying amount of the June 2019 Notes, non-cash interest expense related to amortization of Convertible Notes discount of $5.6 million and cash based interest of $0.9 million offset by the recovery of a $0.6 million interest accrual recorded into 2018 as part of the registration rights penalties that was cured and reversed in December 2018.

The 2018 balances include $0.6 million for the accrual of the guaranteed twelve month of interests as part of the mandatory default clause of the debentures that was triggered following the event of default, $0.9 million of non-cash interest related to the amortization of the debt discount and debt issuance costs related to the June 2018 notes, and $0.2 million is related to the cash basis coupon payments on the outstanding principal amount of the convertible notes.

Loss on debt extinguishment: The balance in 2019 represents the additional loss required to be recorded for note conversions below the stated conversion rate and associated with $8.4 million of principal conversions that were converted into common stock in fiscal 2019. No such conversions occurred in 2018.

Change in fair value of derivative: The balance in 2019 represents the reduction in fair value of the derivative liabilities recorded with the March 2019 Notes payable. No such derivative existed in 2018. See also Note 8 to the Financial Statements.

Gain (Loss) associated with note default, net: For 2018, the loss of $3.5 million relates to the accrual of penalties and liquidated damages associated with technical defaults under the registration rights agreements relating to our 8% senior secured convertible notes. Those penalties were settled in fiscal 2019 by the issuance of $0.9 million of additional convertible notes in December 2018 resulting in a gain of $2.6 million recorded in fiscal 2019. The gain was offset by $1.8 million of accrued potential default damages related to our senior secured notes in default as of August 31, 2019.

Net loss. As a result of the explanations described above, the net loss for the fiscal year ended August 31, 2019, was $18.7 million, compared to a net loss of $16.8 million in the prior year representing an increase of $1.9 million or 11.3% and due to an improvement in the operating loss resulting from increased gross profit of $6.9 million offset by operating expense increases of $5.0 million and other expense increase of $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

As of August 31, 2019, the Company had cash and cash equivalents of $1.6 million and a working capital deficiency of $15.9 million. During the year ended August 31, 2019, the Company used approximately $2.1 million of cash in its operations, consisting of a net loss of $18.7 million, reduced by net non-cash charges and gains of $10.8 million and working capital changes of $6.0 million. For the most recent quarter ending August 31, 2019, cash flows used in operations were $0.8 million. While this represents a significant improvement from the prior year ended August 31, 2018 of $9.5 million of cash used in operations, the Company has incurred recurring losses resulted in an accumulated deficit of $45 million as of August 31, 2019. These conditions raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due. The Company has a recurring revenue business model that generated $12.4 million of gross profit for the year of which $3.6 million is attributable to the fourth fiscal quarter. On an annualized basis, a projected twelve-month gross profit based solely on the fourth quarter would be $14.4 million. For the year ended August 31, 2019, the Company had $22.1 million of operating expenses, of which $1.4 million was non-cash depreciation and share based compensation. Of the remaining $20.7 million, $4.9 million was for software development and marketing related spending for the HRIS and mobile application systems, including licensing and related salaries and consulting fees, with an additional $1.4 million for legal services, settlements and costs.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs).

The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its operations, including the continued development and support of its IT and HR platform. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction. With the added development and marketing investment into the mobile application, the Company anticipates the need to raise additional capital coupled with using its actual cash position and continue leveraging its payables until it reaches breakeven at about 25,000 worksite employees.

The Company believes that its current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company as such these conditions raise substantial doubt as to our ability to continue as a going concern within one year from the issuance date of the financial statements. These consolidated financial statements do not include any adjustments from this uncertainty.

The Company’s existing institutional investors from our senior secured convertibles have converted approximately $8.8 million of their principal into 6.9 million shares of the Company’s common stock, which allowed the Company to retain cash to fund its operations and build its IT department to complete the deployment of its technology platform. In June 2019 the Company ceased to honor requested additional conversions to attempt to remain in compliance with Nasdaq listing requirements. In response, two of the investors filed legal action to compel the Company to honor the conversion requests. The Company seeks to renegotiate the 2018 and 2019 notes, without litigating the matter in courts, to amend the terms to remove the conversion features and revise the cash amortization schedule to be more in alignment with the Company’s cash flow. We are currently in discussions with our note holders to resolve the matter. On December 5, 2019 we agreed with the majority holder of our March 2019 Notes to extend the notes to March 2022 and which provides for a revised cash amortization schedule beginning April 2020 and extends the term of the March 2019 notes to March 1, 2022. That noteholder also converted their December 2018 notes carried at $222,222 into the same terms as the amended March 2019 notes. See also subsequent events disclosure in footnote 14.

Cash Flows

The following table sets forth a summary of changes in cash flows for the twelve months ended August 31, 2019 and 2018:

	For the year ended August 31,
	2019	2018
Net cash used in operating activities	$(2,086,000)	$(9,538,000)
Net cash used in investing activities	(1,492,000)	(3,019,000)
Net cash provided by financing activities	3,489,000	8,310,000
Change in cash	$(89,000)	$(4,247,000)

As of August 31, 2019, the Company had cash and cash equivalents of $1.6 million and a working capital deficiency of $15.9 million. During the year ended August 31, 2019, the Company used approximately $2.1 million of cash in its operations, consisting of a net loss of $18.7 million, reduced by net non-cash charges of $10.8 million and working capital changes of $6.0 million, primarily in accounts payable and accrued payroll. During the year our workers compensation cash reserves increased by $4.4 million and our accrued workers comp liabilities increased by $4.7 million. A significant portion of our operating cash spending for 2019 was attributable to approximately $4.0 million of expensed development and marketing costs associated with the development of our mobile application.

During the year ended August 31, 2018, the Company used approximately $9.5 million of cash in operations consisting of a net loss of $16.8 million, reduced by net non-cash charges of $5.1 million and working capital changes of $2.2 million, primarily in accrued payroll. During the year our workers compensation cash reserves increased by $1.5 million and our accrued workers comp liabilities increased by $1.2 million. A significant portion of our operating cash spending for 2018 was attributable to approximately $4.7 million of expensed development and marketing costs associated with the development of our mobile application.

The cash used in investing activities was primarily due to the capitalization of the mobile application development costs performed by outside software consultants for both 2019 and 2018.

For the year ended August 31, 2018 cash from financing activities were primarily due to $4.75 million in proceeds ($3.3 million net of original issue discount and closing costs) from the issuance of convertible notes in March 2019, exercise of warrants for common shares of $0.7 million, and $0.4 million repayment of convertible notes in cash.

Share Repurchase Plan

On July 9, 2019, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common shares as market conditions warrant over a period of 18 months. The Company has not implemented the share repurchase plan to date and has not repurchased any shares under the plan.

Critical Accounting Policies and Significant Judgment and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing equity instruments;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instrument classified as liabilities;

•	Deferred income taxes and related valuation allowance; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. Our EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers compensation premiums.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and EAS/HCM (“Employment Administration Services”/ “Human Capital Management”) services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We enter into contracts with our clients for EAS services based on a stated rate and price in the contract. Our contracts generally have a term of 12 months, but are cancellable at any time by either party with 30 days’ notice.

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s worksite employees which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our consolidated balance sheets and were $6,878,000 and $6,193,000 for the years ended August 31, 2019 and August 31, 2018, respectively.

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

We have evaluated our revenue recognition policies in conjunction with our future expected business which may be migrating to a staffing business model. For fiscal years 2018 and 2019, we determined that we did not have any revenues which should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

We reviewed the costs associated with acquiring our customers under ASC 340-40 Other Assets and Deferred Costs and determined that no such costs should be capitalized. Costs relating to our customers are typically commissions paid as a percentage of some of our revenue components and are expensed as they are incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statement of Operations.

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

The amortization of leasehold improvements and the depreciation of equipment and furniture is included in depreciation expense on the consolidated statements of operations.

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of our proprietary employer information systems and are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software.

Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheets.

We determined that there were no material internal software development costs for the years ended August 31, 2018 or 2019. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally five years.

The amortization of these assets is included in depreciation expense on the consolidated statements of operations.

Impairment and Disposal of Long-Lived Assets

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment . ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. During the year ended August 31, 2019 we conducted an impairment analysis of our capitalized software and determined that there was no impairment loss required.

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

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. As of August 31, 2019, the Company classified $0.1 million in short term accrued workers’ compensation and $0.3 million in long term accrued workers’ compensation in our consolidated balance sheets.

Sunz Program

Starting in July 2018, the Company’s workers’ compensation program for its worksite employees has been provided through an arrangement with United Wisconsin Insurance Company (“UWIC”) and administered by Sunz. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated worksite employee payroll levels and expected worker’s compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation, a long-term asset in our consolidated balance sheets.

As of August 31, 2019, the Company had $1.9 million in “deposit – workers’ compensation”, classified as a short-term asset and $6.3 million, classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2019, the Company had short term accrued workers’ compensation costs of $1.8 million and long term accrued workers’ compensation costs of $4.1 million.

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

Debt issuance Costs and Debt discount

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying balance sheets. Portions attributable to notes converted into equity are accelerated to interest expense upon conversion.

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

Derivative financial instruments

When a Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirement to be treated as a derivative: a) the settlement amount is determined by one or more underlying, typically the price of the Company’s stock, b) the settlement amount is determined by one or more notional amounts or payments provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provision, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares. When ShiftPixy, Inc., issues warrants to purchase its common stock, the Company evaluates whether they meet the requirements to be treated as derivative. Generally, warrants would be treated as a derivative if the provisions of the warrants agreements create uncertainty as to a) the number of shares to be issued upon exercise, or b) whether shares may be issued upon exercise. If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, ShiftPixy estimates the fair value of the derivative liability using the lattice-based option valuation model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreements are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

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

Share-Based Compensation

At August 31, 2019 and 2018, the Company has one stock-based compensation plan under which the Company may issue both share and stock option awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations on their fair values. Share grants are valued at the closing market price on the date of issuance which approximates fair value.

For option grants, the grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Our option grants are typically issued with vesting depending on a term of service. For all employee stock options granted, the Company recognizes expense over the requisite service period over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company since our Initial Public Offering. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

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

Emerging Growth Reporting Requirements

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ShiftPixy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShiftPixy, Inc. (the “Company”) as of August 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended August 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

December 13, 2019

ShiftPixy Inc.
Consolidated Balance Sheets

	August 31, 2019	August 31, 2018
ASSETS
Current assets
Cash	$1,561,000	$1,650,000
Accounts receivable	272,000	111,000
Unbilled accounts receivable	9,478,000	6,193,000
Deposits-workers’ compensation	1,957,000	1,672,000
Prepaid expenses	519,000	563,000
Other current assets	244,000	259,000
Total current assets	14,031,000	10,447,000

Fixed assets, net	3,360,000	3,032,000
Deposits- workers’ compensation	6,281,000	2,202,000
Deposits and other assets	124,000	121,000
Total assets	$23,796,000	$15,802,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,061,000	$1,246,000
Accrued payroll and related liabilities	16,412,000	9,477,000
Convertible Notes, Net	3,351,000	6,171,000
Derivative liability	3,756,000	-
Accrued workers’ compensation costs	1,957,000	305,000
Default penalties accrual	1,800,000	3,500,000
Other current liabilities	1,850,000	1,956,000
Total current liabilities	32,187,000	22,656,000
Noncurrent liabilities
Accrued workers’ compensation costs	4,379,000	901,000
Total liabilities	36,566,000	23,557,000
Commitments and contingencies
Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value; no shares issued and outstanding	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 36,281,894 and 28,851,787 shares issued as of August 31, 2019 and 2018, respectively	4,000	3,000
Additional paid-in capital	32,501,000	18,465,000
Treasury stock, at cost - 558,132 shares and no shares as of August 31, 2019 and 2018, respectively	(325,000)	-
Accumulated deficit	(44,950,000)	(26,223,000)
Total stockholders’ deficit	(12,770,000)	(7,755,000)
Total liabilities and stockholders’ deficit	$23,796,000	$15,802,000

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Operations

	For the Years Ended
	August 31, 2019	August 31, 2018

Revenues (gross billings of $352.6 million and $222.4 million (unaudited) less worksite employee payroll cost of $299.2 million and $187.5 million (unaudited), respectively)	$53,436,000	$34,959,000

Cost of revenue	41,046,000	29,458,000
Gross profit	12,390,000	5,500,000
Operating expenses:
Salaries, wages and payroll taxes	7,702,000	5,383,000
Share-based compensation - general and administrative	632,000	363,000
Commissions	2,732,000	1,594,000
Professional fees	3,918,000	2,078,000
Software development	1,209,000	3,828,000
Marketing and advertising	1,208,000	547,000
General and administrative	3,823,000	3,005,000
Depreciation and amortization	839,000	274,000
Total operating expenses	22,063,000	17,072,000
Operating Loss	(9,673,000)	(11,572,000)
Other income (expense)
Interest expense	(8,507,000)	(1,751,000)
Loss on debt extinguishment	(3,927,000)	-
Change in fair value of derivative	2,569,000	-
Gain (Loss) associated with note defaults, net	811,000	(3,500,000)
Total Other income (expense)	(9,054,000)	(5,251,000)

Net Loss	$(18,727,000)	$(16,823,000)

Net loss per common share
Basic and diluted	$(0.57)	$(0.58)

Weighted average number of common shares
Basic and diluted	32,708,800	28,810,103

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	stock	Deficit	Deficit
Balance, August 31, 2017	28,762,424	$3,000	$15,013,000	$-	$(9,400,000)	$5,615,000
Warrants exercised for cash	37,500	-	75,000	-	-	75,000
Warrants issued with convertible debt	-	-	859,000	-	-	859,000
Intrinsic value due to beneficial conversion feature	-	-	2,155,000	-	-	2,156,000
Stock-based compensation expense	-	-	200,000	-	-	200,000
Common stock issued for services rendered	51,863	-	163,000	-	-	163,000
Net Loss	-	-	-	-	(16,823,000)	(16,823,000)
Balance, August 31, 2018	28,851,787	$3,000	$18,465,000	$-	$(26,223,000)	$(7,755,000)
Warrants exercised for cash	267,500	-	660,000	-	-	660,000
Common stock issued for services rendered	199,372	-	263,000	-	-	263,000
Stock-based compensation expense	-	-	369,000	-	-	369,000
Reclass of derivative liability upon conversion of related convertible notes	-	-	12,000	-	-	12,000
Common shares issued upon conversion of convertible notes and interest	4,231,075	1,000	8,903,000	-	-	8,904,000
Shares issued to induce debt conversion	2,732,160	-	3,829,000	-	-	3,829,000
Treasury stock received for settlement of note receivable	-	-	-	(325,000)	-	(325,000)
Net Loss	-	-	-	-	(18,727,000)	(18,727,000)
Balance, August 31, 2019	36,281,894	$4,000	$32,501,000	$(325,000)	$(44,950,000)	$(12,770,000)

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
OPERATING ACTIVITIES	August 31, 2019	August 31, 2018
Net loss	$(18,727,000)	$(16,823,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839,000	274,000
Inducement loss on Note Conversions	3,829,000	-
Excess of derivative liabilities over Notes at issuance	2,588,000	-
Amortization of note discount and financing costs	5,607,000	951,000
Stock issued for services	263,000	163,000
Stock based compensation	369,000	200,000
Loss (Gain) associated with note defaults, net	(811,000)	3,500,000
Interest paid in common shares	509,000	-
Change in fair value derivative and warrant liability	(2,569,000)	-
Changes in operating assets and liabilities
Accounts receivable	(161,000)	318,000
Unbilled accounts receivable	(3,286,000)	(6,193,000)
Prepaid expenses	43,000	(210,000)
Other current assets	15,000	(243,000)
Deposits – workers’ compensation	(4,364,000)	(1,538,000)
Deposits and other assets	(3,000)	6,000
Accounts payable	1,815,000	86,000
Payroll related liabilities	6,935,000	7,088,000
Accrued workers’ compensation costs	5,129,000	1,206,000
Other current liabilities	(106,000)	1,677,000
Net cash used in operating activities	(2,086,000)	(9,538,000)
INVESTING ACTIVITIES
Purchase of fixed assets	(1,167,000)	(3,019,000)
Issuance of related party note receivable	(325,000)	-
Net cash used in investing activities	(1,492,000)	(3,019,000)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	3,750,000	9,000,000
Issuance costs related to convertible notes	(485,000)	(765,000)
Repayment of convertible notes	(436,000)	-
Proceeds from exercise of warrants	660,000	75,000
Net cash provided by financing activities	3,489,000	8,310,000
Net decrease in cash and cash equivalents	(89,000)	(4,247,000)
Cash - beginning of year	1,650,000	5,897,000
Cash - end of year	$1,561,000	$1,650,000

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$226,000	$133,000
Income taxes	$–	$–
Non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$8,904,000	$–
Additional principal to settle registration rights penalties	$889,000	$–
Discharge of related party note receivable for common shares	$325,000	$–
Allocated fair value of beneficial conversion feature	$1,479,000	$–
Allocated fair value of warrants included with convertible notes	$2,271,000	$–
Debt discount due to the intrinsic value of beneficial conversion feature	$–	$924,000
Debt discount due to warrants included with convertible notes	$–	$859,000

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy. Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated on June 3, 2015. The Company is a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant, hospitality and maintenance service trades. The Company’s focus is on the restaurant industry in Southern California.

Both ShiftPixy, Inc and its wholly-owned subsidiary, Shift Human Capital Management Inc. (“SHCM”), function as an employment administrative services (“EAS”) provider including services such as administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims and provides workers compensation coverage written in the names of the clients (as may be required by some states). The Company has built a human resources information systems platform to assist in customer acquisition and hopes that this mechanism may become a way to onboard new clients into the ShiftPixy Ecosystem when eligible clients recognize the value of the services provided by the parent Company.

Note 2: Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Company and its wholly-owned subsidiary have been consolidated in the accompanying consolidated financial statements. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of software, property and equipment;

•	Assumptions made in valuing equity instruments;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instrument classified as liabilities;

•	Deferred income taxes and related valuation allowance; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

The Company accounts for its EAS revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers compensation premiums.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and EAS/HCM (“Employment Administration Services”/ “Human Capital Management”) services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into contracts with its clients for EAS services based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 30 days’ notice. Contract performance obligations are satisfied as services are rendered and the term between invoicing and when the performance obligations are satisfied is not significant. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses.

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s worksite employees which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets and were $6,878,000 and $6,193,000 for the years ended August 31, 2019 and August 31, 2018, respectively.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of its worksite employees. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

The Company has evaluated its revenue recognition policies in conjunction with its future expected business which may be migrating to a staffing business model. For fiscal years 2018 and 2019, there were no revenues which should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

The Company reviewed the costs associated with acquiring its customers under ASC 340-10 Other Assets and Deferred Costs and determined that no such costs should be capitalized. Costs relating to its customers are typically commissions paid as a percentage of some of the Company’s revenue components and are expensed as they are incurred because the terms of its contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in the Consolidated Statement of Operations.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances. The Company expects to operate in multiple segments in the future as its business evolves and will evaluate these changes prospectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of August 31, 2019 or 2018.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of August 31, 2019, there were $2,354,000 of cash in excess of the amounts insured by the FDIC.

The Company had no individual client that represented more than 10% of its annual revenues for either fiscal years 2019 or 2018. Four clients represent 92% of total accounts receivable at August 31, 2019, compared to four clients representing approximately 86% of its total accounts receivable at August 31, 2018.

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

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software.

Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheets.

The Company determined that there were no material internal software development costs for the years ended August 31, 2018 or 2019. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally five years.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment . ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of its long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

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

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates. As of August 31, 2019, the Company classified $0.1 million in short term accrued workers’ compensation and $0.3 million in long term accrued workers’ compensation in the Company’s consolidated balance sheets.

Sunz Program

Starting in July 2018, the Company’s workers’ compensation program for its worksite employees has been provided through an arrangement with United Wisconsin Insurance Company (“UWIC”) and administered by Sunz. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated worksite employee payroll levels and expected worker’s compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation, a long-term asset in its consolidated balance sheets.

As of August 31, 2019, the Company had $1.9 million in deposit – workers’ compensation classified as a short-term asset and $6.3 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2019, the Company had short term accrued workers’ compensation costs of $1.8 million and long term accrued workers’ compensation costs of $4.1 million.

Because the Company bears the financial responsibility for claims up to the level noted above, such claims, which are the primary component of its workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which takes into account the ongoing development of claims and therefore requires a significant level of judgment. In estimating ultimate loss rates, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.

Debt issuance Costs and Debt discount

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets. Portions attributable to notes converted into equity are accelerated to interest expense upon conversion.

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

Derivative financial instruments

When a Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirement to be treated as a derivative: a) the settlement amount is determined by one or more underlying, typically the price of the Company’s stock, b) the settlement amount is determined by one or more notional amounts or payments provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provision, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares. When ShiftPixy, Inc., issues warrants to purchase its common stock, the Company evaluates whether they meet the requirements to be treated as derivative. Generally, warrants would be treated as a derivative if the provisions of the warrants agreements create uncertainty as to a) the number of shares to be issued upon exercise, or b) whether shares may be issued upon exercise. If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, ShiftPixy estimates the fair value of the derivative liability using the lattice-based option valuation model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreements are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. FASB 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2019 and August 31, 2018, the carrying value of certain financial instruments (cash, accounts receivable and payable, and other financial instruments) approximates fair value due to the short-term nature of the instruments. Convertible notes approximate fair value based on comparison of terms from similar instruments in the marketplace.

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

•	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2: Inputs to the valuation methodology include:

o	Quoted prices for similar assets or liabilities in active markets;

o	Quoted prices for identical or similar assets or liabilities in inactive markets

o	Inputs other than quoted prices that are observable for the asset or liability;

o	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

o	If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not have any Level 1 or Level 2 assets and liabilities at August 31, 2019. The derivative liabilities associated with its March 2019 Convertible Notes (see Note 8), consisted of conversion feature derivatives and warrants at August 31, 2019, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the year ended August 31, 2019:

	Conversion Features	Warrant Liability	Total
Balance at August 31, 2018	$-	-	$-
Initial recognition	2,421,000	3,917,000	6,338,000
Reclassification to equity	(13,000)		(13,000)
Change in fair value	444,000	(3,013,000)	(2,569,000)
Balance at August 31, 2019	$2,852,000	904,000	$3,756,000

At August 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield (1.76%) of a Treasury note and expected volatility of the Company’s common stock (100%) all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

At August 31, 2019, the Company estimated the fair value of the warrant liabilities based on the Lattice-based option valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk-free interest rate based on the average yield of a Treasury note (1.39%) and expected volatility of the Company’s common stock (119%) all as of the measurement dates.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended August 31, 2019 and August 31, 2018, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to approximately $1.2 million and $0.5 million for the years ended August 31, 2019, and 2018, respectively.

Research and Development

During the years ended August 31, 2019 and 2018 the Company incurred research and development costs of approximately $2.3 million and $4.0 million, respectively. All costs were related to internally developed and contracted software and related technology for the Company’s HRIS system and related mobile application. In addition, $0.9 million and $2.8 million of software costs were capitalized for the years ended August 31, 2019 and 2018, respectively.

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

Share-Based Compensation

At August 31, 2019 and 2018, the Company has one stock-based compensation plan under which the Company may issue both share and stock option awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations on their fair values. Share grants are valued at the closing market price on the date of issuance which approximates fair value.

For option grants, the grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Option grants are typically issued with vesting depending on a term of service. For all employee stock options granted, the Company recognizes expense over the requisite service period over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company since its Initial Public Offering. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

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

	For the year ended August 31,
	2019	2018
Losses per common share:
Net loss allocated to common shareholders	$(18,727,000)	$(16,823,000)
Weighted average shares outstanding	32,708,800	28,810,103
Basic and Fully Diluted net loss per common share	$(0.57)	$(0.58)

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended August 31, 2019	For the year ended August 31, 2018

Options	2,029,932	1,343,745
Senior Secured Convertible Notes (Note 8)	19,674,702	4,016,064
Warrants	4,296,361	3,778,796
Total potentially dilutive shares	26,000,995	9,138,605

Treasury Stock

Treasury stock represents shares of common stock provided to the company in satisfaction of the related party advance, described in Note 13. Shares provided are recorded at cost as treasury stock. The Company intends to retire all treasury stock outstanding as of August 31, 2019 in fiscal 2020. Any treasury stock retired is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Revision of Financial Statements

During 2019, the Company determined that it had improperly calculated the volatility of the Company’s common stock, which had been used to calculate the relative fair value of the warrants issued in connection with the June 2018 convertible notes. This resulted in an overstatement of the net carrying amount of the convertible note by the understatement of the corresponding debt discount with the offset to additional paid-in capital as of February 28, 2019. The Company assessed the materiality of the misstatements in accordance with Staff Accounting Bulletin No.99, “Materiality” and No. 108, “Quantifying Misstatements”, and concluded that this error was not qualitatively material on the Company’s consolidated balance sheet, statements of operations, statements of cash flows, statement of stockholders’ deficit and net loss for the periods then ended.

The effect of this revision on the line items within the Company’s consolidated financial statements as of August 31, 2018, was as follows:

	August 31, 2018
	As Previously Reported	Adjustments	As Restated
Convertible note, net	$7,156,000	(985,000)	$6,171,000
Additional Paid-In Capital	17,234,000	1,231,000	18,465,000
Accumulated deficit	(25,977,000)	(246,000)	(26,223,000)
Net Loss	$(16,577,000)	(246,000)	$(16,823,000)
Net loss per share – Basic and diluted	$(0.58)	-	$(0.58)

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

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above. Topic 606 is effective for the company beginning with the fiscal year ending August 31, 2020. The Company has evaluated Topic 606 and we plan to utilize the modified retrospective transition method upon the adoption of ASC 606. The Company is still in the process of finalizing its evaluation for the adoption of ASC 606, however, no material difference is expected.

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

In March 2019, the FASB issued ASU 2019-01, which added guidance to ASC 842 that is similar to the guidance in ASC 840-10-55-44 and states that, for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement. The amendments also clarify that lessors in the scope of ASC 942 must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows. In addition, the amendments clarify that entities are not subject to the transition disclosure requirements in ASC 250-10-50-3 related to the effect of an accounting change on certain interim period financial information.

In November 2019, the FASB issued ASU 2019-10, which provides a one-year deferral of the effective dates of the new lease standard. The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact that this standard will have on its consolidated financial statement.

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

Note 3: Going Concern

As of August 31, 2019, the Company had cash of $1.6 million and a working capital deficiency of $15.9 million. During the year ended August 31, 2019, the Company used approximately $2.1 million of cash in its operations, consisting of a net loss of $18.7 million, reduced by net non-cash charges and gains of $10.8 million and working capital changes of $6.0 million. For the most recent quarter ending August 31, 2019, cash flows used in operations were $0.5 million. The Company has incurred recurring losses resulted in an accumulated deficit of $45 million as of August 31, 2019. These conditions raise substantial doubt as to the Company’s ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due. The Company has a recurring revenue business model that generated $12.4 million of gross profit for the year of which $3.6 million is attributable to the fourth fiscal quarter. On an annualized basis, a projected twelve-month gross profit based solely on the fourth quarter would be $14.4 million. For the year ended August 31, 2019, the Company had $22.1 million of operating expenses, of which $1.4 million was non-cash depreciation and share based compensation. Of the remaining $20.7 million, $4.9 million was for software development and marketing related spending for the HRIS and mobile application systems, including licensing and related salaries and consulting fees, with an additional $1.4 million for legal services, settlements and costs.

The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its operations, including the continued development and support of its IT and HR platform and settling its outstanding debt as it comes due. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction. With the added development and marketing investment into the mobile application, the Company anticipates the need to raise additional capital coupled with using its actual cash position and continue leveraging its payables until it reaches breakeven at about 25,000 worksite employees.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs).

The Company believes that its current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. As such, these conditions raise substantial doubt as to its ability to continue as a going concern within one year from the issuance date of the financial statements. These consolidated financial statements do not include any adjustments from this uncertainty.

Note 4: Accounts Receivable

Accounts receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision, based on its past experiences, for other potentially uncollectible amounts. The provision for doubtful accounts during the fiscal years ending August 31, 2019 and 2018 was not material.

The Company makes an accrual at the end of each accounting period for the obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in unbilled accounts receivable. The Company generally requires clients to pay invoices for service fees no later than 1 day prior to the applicable payroll date. As such the Company generally does not require collateral.

Note 5: Fixed Assets

Fixed assets consisted of the following at August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018
Equipment	$372,000	$228,000
Furniture & fixtures	412,000	329,000
Software	3,737,000	2,797,000
Leasehold improvements	41,000	41,000
	4,562,000	3,395,000
Accumulated depreciation & amortization	(1,202,000)	(363,000)
Fixed assets, net	$3,360,000	$3,032,000

Depreciation and amortization expense for the years ended August 31, 2019 and 2018, was $839,000 and $274,000, respectively.

Software consists primarily of customized software purchased from third party providers and which is incorporated into the Company’s HRIS platform and related mobile application.

Information related to capitalized software costs is as follows:

	August 31, 2019	August 31, 2018
Software costs capitalized	$3,737,000	$2,797,000
Software costs amortized	(904,000)	(190,000)
Software costs, Net	$2,833,000	$2,607,000

The Company has evaluated certain development costs of its software solution in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. For the years ended August 31, 2019 and 2018 no internally developed software was capitalized. A substantial portion of the capitalized software is attributable to a third party with whom the Company is in litigation. The Company evaluated the asset value as of August 31, 2019 and determined that no asset impairment is required for this customized third party software.

Amortization expense included in the depreciation and amortization expense disclosed above for the years ended August 31, 2019 and 2018, was $714,000 and $190,000, respectively. The weighted average remaining life of amortizable software assets was 3.56 years as August 31, 2019. Amortization expense for capitalized software is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2020	814,000
2021	814,000
2022	744,000
2023	458,000
2024	3,000

Note 6: Workers Compensation

The Company has two workers compensation programs in effect during the years ended August 31, 2019 and 2018. The Everest program covered corporate and worksite employees from July 1, 2017 until June 30, 2018 and the SUNZ program covered corporate and worksite employees since July 1, 2018. The following table summarizes the workers’ compensation deposit for the years ended August 31, 2019 and 2018:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2017	$2,335,000	-	$2,335,000
Premiums paid	(819,000)	-	(819,000)
Paid in deposits	-	2,386,000	2,386,000
Claim losses	-	(28,000)	(28,000)
Workers’ Comp Deposit at August 31, 2018	$1,516,000	2,358,000	$3,874,000
Premiums paid	(144,000)	-	(144,000)
Paid in deposits	-	7,730,000	7,730,000
Claim losses	(149,000)	(1,850,000)	(1,999,000)
Deposit refund	(1,223,000)	-	(1,223,000)
Workers’ Comp Deposit at August 31, 2019	$-	8,238,000	$8,238,000
Less Current Amount	-	(1,957,000)	(1,957,000)
Long Term Balance at August 31, 2019	$-	6,281,000	$6,281,000

The following table summarizes the accrued workers’ compensation liability for the years ended August 31, 2019 and 2018:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2017	-	-	-
Claim loss development	$572,000	662,000	$1,234,000
Paid in losses	-	(28,000)	(28,000)
Workers’ Comp Liability at August 31, 2018	$572,000	634,000	$1,206,000
Claim loss development	-	7,129,000	7,129,000
Paid in losses	(149,000)	(1,850,000)	(1,999,000)
Workers’ Comp Liability at August 31, 2019	$423,000	5,913,000	$6,336,000
Less Current Amount	(159,000)	(1,798,000)	(1,957,000)
Long Term Balance at August 31, 2019	$264,000	4,115,000	$4,379,000

Note 7: Accrued Payroll and Related Liabilities

Accrued payroll liabilities consisted of the following at August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018
Accrued Payroll	$7,812,000	$4,522,000
Accrued Payroll Taxes	8,201,000	4,609,000
Corporate employee accrued paid time off	399,000	346,000
Accrued Payroll and related liabilities	$16,412,000	$9,477,000

Accrued payroll and accrued payroll taxes represent payroll liabilities associated with its client worksite employees as well as corporate employees of the Company.

Note 8: Senior Secured Convertible Notes Payable (in default)

The Company has issued three series of senior secured convertible notes payable. In general, each series is convertible into common shares of the Company. Senior Secured Convertible Notes Payable consist of the following:

	August 31,	August 31,
	2019	2018
Senior Secured Convertible notes, Principal	$6,808,000	$10,000,000
Less debt discount and deferred financing costs	(3,457,000)	(3,829,000)
Total outstanding convertible notes, net	$3,351,000	$6,171,000
Less current portion of convertible notes payable	3,351,000)	(6,171,000)
Long-term convertible notes payable	$-	$-

The following table rolls forward the Convertible Notes Payable balances from August 31, 2018 to August 31, 2019:

	Gross Principal	Deferred Financing Costs	Note Discount	Net
Balance at August 31, 2018	$10,000,000	(617,000)	(3,212,000)	$6,171,000
Issuance of Notes Payable	5,639,000	(485,000)	(4,750,000)	404,000
Conversion of Principal into Equity	(8,395,000)	-	-	(8,395,000)
Amortization of Interest Expense	-	758,000	4,849,000	5,607,000
Repayment of Principal in cash	(436,000)	-	-	(436,000)
Balance at August 31, 2019	$6,808,000	(344,000)	(3,113,000)	$3,351,000
Less Current Amount	(6,808,000)	344,000	3,113,000	(3,351,000)
Long Term Balance at August 31, 2019	$-	-	-	$-

The following table outlines the gross principal balance rollforward for each series from August 31, 2018 to August 31, 2019. Each series is described in further detail below.

	June 2018 Notes	December 2018 Notes	March 2019 Notes	Total
Gross Balance at August 31, 2018	$10,000,000	-	-	$10,000,000
Issuance of Notes Payable	-	889,000	4,750,000	5,639,000
Repayment of Principal in cash	(436,000)	-	-	(436,000)
Conversion of Principal into Equity	(8,098,000)	(22,000)	(275,000)	(8,395,000)
Gross Balance at August 31, 2019	$1,466,000	867,000	4,475,000	$6,808,000

Less Discount and Debt Issuance Costs:
Debt Issuance Costs	(27,000)	-	(317,000)	(344,000)
Deferred Financing Costs	(5,000)	-	(3,108,000)	(3,113,000)
Carrying Balance at August 31, 2019	$1,434,000	867,000	1,050,000	$3,351,000
Less Current Amount	(1,434,000)	(867,000)	(1,050,000)	(3,351,000)
Long Term Balance at August 31, 2019	$-	-	-	$-

During the years ended August 31, 2019 and 2018 the Company amortized $5,607,000 and $951,000, respectively, to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the June 2018 and March 2019 Notes.

During the year ended August 31, 2019, investors converted $8,395,000 of principal and $509,000 of interest expense into approximately 6.9 million shares of common stock of the company. The Company has been converting the convertible notes in its shares of common stock at a fifteen percent (15%) discount to the lowest volume weighted average price (“VWAP”) whereas the terms of the agreement state that such discount to the original conversion price of $2.49 should have been initiated on or after the maturity date of the convertible notes or September 4, 2019. The accounting standards require the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. Included in the 6.9 million shares issued for the 2019 conversions were approximately 2.7 million shares valued at $3.9 million on the date of issuance at fair value and issued related to consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $3.9 million for the year ended August 31, 2019 recorded as loss on debt extinguishment in the statement of operations. There were no conversions of convertible notes during fiscal 2018.

On June 3, 2019, one of its institutional investors filed claim in the United States District Court, Southern District of New York seeking preliminary injunctive relief against the Company to immediately deliver one million shares of the Company’s common stock and to honor all future conversion requests duly submitted in accordance with the terms of the notes.

On June 7, 2019, and June 10, 2019, the Company received notices from two of its institutional investors that the Company was in default due to missed principal and interest payments under the terms of the Notes. On June 27, 2019, the Company reported that is has informed its convertible note holders that it will cease honoring conversion requests of the 2018 and 2019 Notes forcing a voluntary default of these instruments. The Company is pursuing a renegotiation and amendment of these instruments in an effort to avoid litigation. The Company is requesting to amend the terms of the notes to remove the conversion features and revise the cash amortization, among other items.

See also Note 13 for litigation related to the Convertible Notes Payable.

From June 10, 2019 until year end, the Company has accrued interest at the default interest rate for all note series representing approximately $0.3 million of additional interest payable. The Company has accrued an additional $1.8 million to accrued default liabilities as of August 31, 2019 and charged to a loss on note default on the statement of operations for the year ending August 31, 2019, representing potential liability associated with the default of the notes payable for default premium, potential liquidating damages, and other costs associated with the notes in default.

June 2018 Senior Convertible Notes (in default)

On June 4, 2018, the Company issued $10 million of senior convertible notes (“June 2018 Notes”) to institutional investors with an original issue discount of $1 million for a purchase price of $9 million. The notes bear interest at a rate of 8%, with one year’s interest guaranteed, and have a maturity date of September 4, 2019. The Notes remain outstanding as of November 22, 2019. The company received cash proceeds of $8.4 million representing the $9 million purchase price, reduced by approximately $0.6 million of financing costs directly related to the issuance of the June 2018 Notes.

Concurrent with the sale of the June 2018 Notes, the Company granted warrants to purchase 1,004,016 shares of common stock to its institutional investors and warrants to purchase 216,867 shares of common stock to its investment banker as placement fees, at an exercise price of $2.49, subject to down round price protection adjustment, as defined in the agreements. The warrants were valued at the date of issuance using the lattice-based option pricing model at $2.17 per warrant. Both the June 2018 Notes and the related warrants were issued with registration rights, whereby the Company was obligated to register the shares underlying the June 2018 Notes or was subject to registration rights penalties. During the year ended August 31, 2018, the Company accrued a loss of $3,500,000 for penalties associated with the registration rights penalties. With the issuance of the December 2018 Notes described below, the Company reduced the loss accrual to $889,000 and recorded a gain of $2,611,000 to the statement of operations during the year ended August 31, 2019. Combined with the $1.8 million loss described above for the 2019 default loss estimate resulted in a net gain of $811,000 for the year ended August 31, 2019.

The terms of June 2018 notes are summarized as follows:

•	Term: September 4, 2019;
•	Coupon: 8%; Default interest rate: 18%;
•	Convertible at the option of the holder at any time;
•

Conversion price is initially set at $2.49 but subject to down round price protection. After maturity, the conversion price will be set subsequently at the lesser of the then conversion price and 85% of the volume weighted average price for the trading date immediately prior to the application conversion date; and

•

Monthly amortization of principal either in cash at a 10% premium or in stock, subject to equity conditions, at a 15% discount to the lowest volume weighted average price, at the option of the Company.

Debt issuance costs

The Company paid approximately $0.8 million of incremental issuance costs directly attributable to the issuance of the senior secured convertible notes. These costs were recorded as a discount to the convertible notes and they are amortized straight line over the term to interest expense, which approximates the effective interest method.

Debt Discount

During the year ended August 31, 2018, the Company recorded an aggregate debt discount of $4.1 million for the June 2018 Notes. The debt discount includes an initial $1 million resulting from the original issuance discount on the convertible notes and an initial $2.2 million resulting from the fair value of the warrants and $0.9 million resulting from the beneficial conversion feature on the non-detachable conversion option. The Company evaluated the warrants and determined that the warrants did not qualify for derivative accounting as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offering and pro rata distributions and subject to down round price protection. The Company reviewed the guidance under ASC 470 Debt and allocated the proceeds from the sale of a debt instrument with stock purchase warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. As a result, the Company allocated $2.2 million to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.

The Company valued the issued warrants using the Lattice pricing model at $1.32 per warrant with the following assumptions: dividend yield of zero, years to maturity of 5 years, risk free rates of 2.78 percent, and annualized volatility of 122%. The debt discount is amortized straight-line over the stated life of the obligation, which approximates the effective interest method. Any conversions results in a pro-rata acceleration of unamortized debt discount and debt issuance costs to interest expense on the date of conversion.

Event of default – August 2018

At the June 2018 issuance, the Company executed registration rights agreements with each of its institutional investors. These registration rights agreements require, among other things, that the initial registration statement should be (a) filed within 30 days of June 4, 2018, and (b) declared effective within 90 days of June 4, 2018. The Company’s registration statement was filed on October 1, 2018 and it was declared effective by the SEC on October 29, 2018; thus, both the filing and effectiveness deadlines were missed.

The Company recorded in its consolidated financial statements the mandatory default amount as stipulated in the convertible note agreements. As of August 31, 2018, the Company recorded approximately $3.5 million, which is reported under current liabilities in its consolidated statement of operations, and a further $0.6 million of accrued interest.

On December 20, 2018, the Company entered into settlement agreements with its institutional investors, which resolved all disputes relating to technical defaults by the Company in failing to meet deadlines for filing a registration statement and for having a registration statement effective by the SEC. As a result of such settlement, the Company increased the principal amount of the convertible notes by issuing $889,000 of December 2018 Notes in full settlement of the previously accrued $3.5 million default. The Company accrued an additional $1.8 million in liquidating damages and recognized an $811,000 gain on recovery of these accrued penalties.

December 2018 Notes (in default)

On December 20, 2018, the Company entered into settlement agreements with its institutional investors, which resolved all disputes relating to technical defaults by the Company in failing to meet deadlines for filing a registration statement and for having a registration statement effective by the SEC. As a result of such settlement, the Company issued additional notes (“December 2018 Notes” in the amount of $889,000 on substantially the same terms as the June 2018 Notes except that the stated interest rate was 0% and the term of the December 2018 Notes was December 31, 2019. There was no recorded discount or deferred financing costs for the December 2018 Notes issued.

March 2019 Bridge Financing (in default)

On March 12, 2019, the Company issued convertible notes in the principal amount of $4,750,000 with an original issue discount of $1 million for a purchase price of $3,750,000 to certain of its existing institutional investors (“March 2019 Notes”) and mature on September 12, 2020. The Company received net cash proceeds of $3.3 million to be used for mobile application development and working capital. The Company incurred approximately $0.5 million of debt issuance costs that are incremental costs directly related to the issuance of the bridge financing senior convertible notes payable.

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

In connection with the note, the Company issued 2,975,478 warrants (“March 2019 Warrants”), exercisable at $1.75, with a five-year term. The Company evaluated the warrants issued and determined that they were derivative liabilities. The Company estimated the fair value of the warrants using the Lattice pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.59, a risk-free interest rate of 2.49% and expected volatility of the Company’s common stock of 122%, resulting in a fair value of $3,917,000.

The Company estimated the aggregate fair value of the conversion feature derivative embedded in the debenture (“March 2019 Conversion Feature”) at issuance at $2,421,000 based on weighted probabilities of assumptions using the Lattice pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.59, a risk-free interest rate of 2.49% and expected volatility of the Company’s common stock of 122%, and the various estimated reset exercise prices weighted by probability.

This resulted in the calculated fair value of the debt discount resulted from bifurcating the warrants and the conversion feature being greater than the face amount of the debt and the original issue discount, and the excess amount of $2.6 million was immediately expensed as financing costs.

March 2019 Derivative Liabilities:

Both the March 2019 Warrants and the March 2019 Conversion Feature are accounted for as derivative liabilities. As such, each derivative is marked to market at each reporting date. Prior to March 2019, the Company had no derivative liabilities. The following table provides the activity for the Company’s derivative liabilities for the year ended August 31, 2019.

	March 2019 Conversion Feature	March 2019 Warrant Liability	Total
Balance at August 31, 2018	$-	-	$-
Initial recognition	2,421,000	3,917,000	6,338,000
Reclassification to equity	(13,000)		(13,000)
Change in fair value	444,000	(3,013,000)	(3,069,000)
Balance at August 31, 2019	$2,852,000	904,000	$3,256,000

The Company used the following assumptions to estimate fair value of the derivatives as of August 31, 2019, using the default rate of 75% of market price as a conversion price:

	March 2019 Conversion Feature	March 2019 Warrant Liability
Risk free rate	1.76%	1.39%
Market price per share	$0.476	$0.476
Life of instrument in years	1.04	4.47
Volatility	100%	119%
Dividend yield	0%	0%

Note 9: Stockholders’ Equity

Preferred Stock

In September 2016, the Company issued options to purchase preferred stock at $0.0001 per share. This issuance was approved by its shareholders. The number of options is equal to the lesser of (a) the number of shares of common stock held by such shareholder on September 28, 2016, which accounts for approximately 25.6 million shares, or (b) the number of shares of common stock held by such shareholder on date of the shareholder’s exercise of the aforesaid option. The preferred stock that is the subject of such contingent option provides a right to elect a majority of the directors on the Board of Directors of the Corporation and does not include any rights to dividends, conversion to shares of common stock, or preference upon liquidation of the Corporation. The contingent option is exercisable only upon the acquisition of a 20% or greater voting interest in the Corporation by a party other than the founding shareholders, or prior to any proposed merger, consolidation (in which the Corporation’s common stock is changed or exchanged), or sale of at least 50% of the Corporation’s assets or earning power (other than a reincorporation). The right to exercise the option terminates on December 31, 2023.

Common Shares

During the year ended August 31, 2019, the Company issued 267,500 shares of common stock following the exercise of warrants and received gross proceeds of $660,000. During the year ended August 31, 2018, the Company issued 37,500 shares of common stock following the exercise of warrants with an exercise price of $2 and received gross proceeds of $75,000.

As described more fully in Note 8, during the year ended August 31, 2019, the Company issued 6,963,235 shares of common stock in satisfaction of principal and accrued interest following conversion of convertible notes into shares of common stock.

Issuances of common shares to directors for services

The Company awards shares of common stock to its independent directors under its 2017 Stock Option / Stock Issuance Plan (the “Plan”) as compensation for their services as directors. These awards are typically valued at market value on the date of the award. For the year ended August 31, 2019 the Company issued 199,373 shares valued at $263,000 to its directors.

Treasury Stock

In June 2019, the Company advanced $325,000 in cash to Steven Holmes, a significant shareholder and service provider to the Company. In July 2019, Mr. Holmes repaid the advance by returning 558,132 shares of Mr. Holmes common share holdings, valued at $0.582 per share in full settlement of the advance and which was the market value on the date of settlement. The shares were retired in fiscal 2019 in accordance with company policy. See also Note 11.

Common Stock Warrants

During the year ended August 31, 2018, the Company issued warrants to purchase 1,220,883 shares of common stock to investors in connection with the senior secured convertible notes, with exercise price of $2.49 per warrant with expiration date of 5 years and subject to down round price protection and reset the warrant price to $1.75 in 2019 concurrent with the March 2019 Note financing warrant issuance. The Company valued the warrants at issuance using the Lattice option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 5 years, risk free rates of 2.78 percent, and annualized volatility of 120%. The Company valued the revised warrants on March 12, 2019 using the Lattice option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 4.2 years, risk free rates of 2.41 percent, and annualized volatility of 122%.

During the year ended August 31, 2019, the Company issued warrants to purchase 2,975,478 shares of common stock in connection with the March 2019 Notes, with exercise price of $1.75 per warrant with expiration date of 5 years. The Company valued the issued warrants using the Black-Scholes option-pricing model at $1.32 per warrant with the following assumptions: dividend yield of zero, years to maturity of 5 years, risk free rates of 2.49%, and annualized volatility of 122%. The fair value of the warrants issued were incorporated into the financing loss and March 2019 Notes discount described in Note 8 above.

The following tables summarize the Company’s warrants outstanding as of August 31, 2019 and 2018:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2017	2,595,413	1.5	$2.99
Issued	1,220,883	5.3	$2.49
(Exercised)	(37,500)	1.2	2.00
(Cancelled)	-	-	-
(Expired)	-	-	-
Warrants outstanding, August 31, 2018	3,778,796	2.13	$2.84
Issued	2,975,478	5.0	$1.75
(Exercised)	(267,500)	0.45	2.47
(Cancelled)	-	-	-
(Expired)	(2,190,413)	-	2.87
Warrants outstanding, August 31, 2019	4,296,361	4.42	$1.87

The following table summarizes information about warrants outstanding as of August 31, 2019:

	Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
March 2019 Notes Warrants	$1.75	2,975,478	4.6
June 2018 Notes Warrants	$1.75	1,220,883	3.8
2017 PIPE Warrants	$6.90	100,000	2.9
		4,296,361	4.4

Note 10: Share based compensation

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), each of which is exercisable into shares of common stock (“Options”) or shares of common stock (“share grants”). The Company has reserved a total of 10,000,000 shares of common stock for issuance under the Plan as of August 31, 2019.

Of these shares, as of August 31, 2019, approximately 3.3 million options and 0.3 million shares have been designated by the Board of Directors for issuance and approximately 1.3 million of the options have been forfeited and returned to the option pool under the Plan due to employment terminations. As of August 31, 2019, approximately 7.8 million shares remain issuable of which 6.7 million are eligible to be issued as ISOs and 7.8 million are eligible to be issued as either share grants or NQ stock options.

During 2018 and 2019 both common share grants and stock options were issued to employees and non-officer directors of the Company. Shares issued for services for 2019 and 2018 consist solely of grants to non-officer directors.

For all options granted thus far to August 31, 2019, each option is immediately exercisable and has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. All options granted to date have a ten year term.

Share grants are issued at fair value, considered to be the market price on the grant date. The fair value of option awards is estimated on the grant date using the Black-Scholes stock option pricing model and the following assumptions:

	2019	2018
Expected life	4.0 years	4.0 years
Estimated volatility	119%	121%
Risk-free interest rate	1.70%-2.90%	2.01%-2.83%
Dividends	-	-

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

Share based compensation expense consisted of the following for the years ended August 31, 2019 and 2018:

	Year ended August 31, 2019	Year ended August 31, 2018
Shares issued for services	$263,000	$163,000
Employee stock options	369,000	200,000
Balance at August 31, 2019	$632,000	$363,000

At August 31, 2019, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.7 years for outstanding grants was $1.6 million.

A summary of option activity was as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)

Balance, August 31, 2017	790,000	9.58	$4.62
Granted	948,745	10.0	$2.64
Exercised	–	–	$–
Forfeited	(390,000)	8.49	$3.87
Balance, August 31, 2018	1,348,745	9.77	$3.45
Granted	1,442,903	10.0	$1.59
Exercised	–	–	$–
Forfeited	(761,716)	8.06	$2.78
Balance at August 31, 2019	2,029,932	8.95	$2.38

Options outstanding as of August 31, 2019 and 2018 had aggregate intrinsic value of $575,000 and $1,000 respectively.

Option vesting activity was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)

Balance, August 31, 2017	--	--	$-
Vested	214,548	8.83	$4.62
Exercised	–	–	$–
Forfeited	(34,027)	8.54	$4.43
Balance, August 31, 2018	180,521	8.57	$4.56
Vested	296,394	–	$3.43
Exercised	–	–	$–
Forfeited	(65,302)	8.10	$4.11
Balance at August 31, 2019	411,613	8.04	$3.82

The following table summarizes information about stock options outstanding and vested at August 31, 2019:

	Options Outstanding and Exercisable				Options Vested
		Weighted
		Average	Weighted		Weighted	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Options	Life	Price	Options	Life	Price
		(In years)			(In years)
$0.47-1.00	325,000	9.77	$0.56	–	–	$–
$1.01–$2.00	630,405	9.59	$1.29	–	–	$–
$2.01–$3.00	514,527	8.67	$2.60	168,071	8.63	$2.63
$3.01–$4.00	505,000	8.04	$3.88	214,896	7.60	$3.96
$4.01-$9.79	55,000	7.88	$9.79	28,646	7.88	$9.79
	2,029,932	8.95	$2.38	411,613	8.04	$3.82

Note 11: Related Parties

Scott Absher, Chief Executive Officer, Director, and a significant shareholder of the Company became a Company employee on April 1, 2016. During the year ended August 31, 2019 and 2018, the Company recorded $750,000 and $750,000, respectively as compensation for his role as CEO in accordance with his employment agreement. On March 15, 2017, Scott Absher was granted 50,000 options to purchase common stock as part of the 2017 Plan, exercisable on March 15, 2017, with expiration date of March 14, 2027, at an exercise price of $4.00.

J. Stephan Holmes is an advisor to and a significant shareholder of the Company. The Company incurred $720,000 and $700,000 in such professional fees to J. Stephen Holmes for management consulting services for the year ended August 31, 2019 and 2018, respectively and recorded in professional fees on the statement of operations. On March 15, 2017, Stephan Holmes was granted 50,000 options to purchase common stock as part of the 2017 Plan, exercisable on March 15, 2017, with expiration date of March 14, 2027, at an exercise price of $4.00.

In June 2019 the Company advanced Mr. Holmes $325,000 in cash and recorded the advance as a short term note receivable. In July 2019, Mr. Holmes provided 558,132 shares of common stock of the Company valued at $0.58 per share in satisfaction of the cash advance.

On May 15, 2017, Mark Absher, Director, In-House Counsel, and brother of Scott Absher, was granted 50,000 options to purchase common stock as part of the 2017 Plan, exercisable on March 15, 2017 with expiration date of March 14, 2027, at an exercise price of $4.00. On May 10, 2018, Mark Absher was also granted an additional 50,000 options to purchase common stock at an exercise price of $2.50 and exercisable in May 2018 with expiration date in May 2028. During the year ended August 31, 2019 and 2018, the Company recorded $275,000 and $300,000, respectively as compensation for his role as Registered In-House Counsel in accordance with his employment agreement. Mark Absher resigned in February 2019 and all options granted were cancelled during the fiscal year ending August 31, 2019.

For the year ended August 31, 2019 the following issuances were made to the Company’s directors:

	Date Issued	Shares	Issue Price per Share		Value
Ken Weaver	August 2019	79,788	$0.47	(A)	$37,500
Ken Weaver	May 2019	48,077	$0.78	(B)	37,500
Ken Weaver	November 2018	12,296	$3.05	(C)	37,500
Sean Higgins	September 2018	13,158	$2.85	(D)	37,500
Sean Higgins	April 2019	16,448	$2.28	(E)	37,500
Whitney White	September 2018	13,158	$2.85	(D)	37,500
Whitney White	April 2019	16,448	$2.28	(E)	37,500
		199,373			$262,500

_____________

(A)	Represents share grant for services performed between June 1, 2019 and November 30, 2019 and awarded in August 2019.

(B)	Represents share grant for services performed between December 1, 2019 and May 31, 2019 and awarded in May 2019.

(C)	Represents share grant for services performed between June 1, 2018 and November 30, 2018 and awarded by the Board of Directors in August 2018.

(D)

On September 28, 2017 the Company awarded two directors 26,316 shares of common stock of which 50% vested on the date marking their six-month service anniversary and 50% for the remaining service through November 28, 2018.

(E)	Represents share grant for services performed between September 29, 2018 and March 28, 2019 and awarded in March 2019

Note 12: Income Taxes

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

As of August 31, 2019, and 2018, the Company had cumulative net operating loss carryforwards of approximately $30,686,000 and $26,673,000 respectively, which begin to expire in 2029. The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent, depreciation and workers’ compensation accrual. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2019 and 2018 was approximately $5,159,000 and $3,493,000, respectively.

Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	August 31,
	2019	2018
	in thousands
Deferred tax liabilities:
Depreciation	$(122,000)	$(21,000)
Software development costs	(845,000)	(835,000)
Total deferred tax liabilities	(967,000)	(856,000)

Deferred tax assets:
Net operating loss carryforward	9,157,000	8,010,000
Business interest	2,539,000	-
Workers’ compensation accruals	1,763,000	360,000
Stock-based compensation	354,000	172,000
Deferred rent	15,000	16,000
Total deferred tax assets	13,828,000	8,558,000
Valuation allowance	(12,861,000)	(7,702,000)
Total net deferred tax assets	$967,000	$856,000

Net deferred tax assets	$-	$-

Income tax expense consists of the following

	For the Year Ended
	August 31,
Current	2019	2018
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	4,422,000	2,994,000
State	737,000	499,000
Total deferred	5,159,000	3,493,000
Change in valuation allowance	$(5,159,000)	$(3,493,000)
Total Income Tax Expense (Benefit)	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	August 31,	August 31,
	2019	2018
Pre-tax book loss	$3,933,000	$4,145,000
Non-deductible penalties and other permanent differences	(430,000)	(177,000)
State taxes (8.84%)	1,656,000	1,466,000
Redetermination of prior year taxes	-	-
Enactment of the 2017 Tax Reform Act	-	(1,941,000)
Change in valuation allowance	(5,159,000)	(3,493,000)
Net income tax provision	$-	$-

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from a maximum rate of 35% to 21% for the tax years beginning after December 31, 2017. For a corporation whose fiscal year begins before December 31, 2017 and ends after December 31, 2017, the IRS has issued guidance, in notice 2018-38, regarding the calculation of a blended current year tax rate. The Company followed this guidance in the calculation of the prior year tax benefit for the fiscal year ended August 31, 2018. The Calculation resulted in a 25% effective tax rate for fiscal year 2018. The Tax Cuts and Jobs Act resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and valuation allowance as of August 31, 2018 from 35% to the new 21% tax rate. As a result, the reduction of the corporate tax rate resulted in a write-down of the gross deferred tax assets of approximately $1,277,000 and a corresponding write-down of the valuation allowance.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2019, and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company’s net operating losses (“NOL”) may be limited by the provisions of IRC Section 382, for which the Company has not performed an analysis of the potential limitations. These limitations will be imposed when the Company attains taxable income against which the NOL will be utilized. The company had a NOL of $3,843,000 during the period ending August 31, 2019. This NOL has an indefinite life but are limited to 80%. As explained above, the Company has determined that it is more likely than not that the Company’s deferred tax assets related to NOL Carryforwards will not be utilized.

The Company is subject to taxation in the U.S. The tax years for 2016 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

Note 13: Commitments and Contingencies

Software License

The Company licenses software from a third party for utilization in its mobile application and HRIS system. The license agreement is for three years and contains an annual escalation beginning in May 2020. The license is month to month and is cancelable but is subject to a cancellation penalty calculated as 30% of the remaining contracted license payments if cancelled by the Company. Future minimum license payments under the license agreement at August 31, 2019, are as follows:

Years ended August 31,
2020	$922,000
2021	1,015,000
2022	817,000
Total minimum payments	$2,754,000

Operating Lease

Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices with a termination date that coincides with the termination date of the prior lease and extended the terms of the original lease to extend until 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease payments under non-cancelable operating leases at August 31, 2019, are as follows:

Years ended August 31,
2020	$382,000
2021	382,000
2022	319,000
Total minimum payments	$1,083,000

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employee who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the Plan for the years ended August 31, 2019 and 2018.

Share Repurchase Plan

On July 9, 2019, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of its outstanding common shares as market conditions warrant over a period of 18 months. The Company has not implemented the share repurchase plan to date and has not repurchased any shares under the plan.

Litigation

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

Convertible Note related litigation:

During 2019, three of the Company’s note holders have filed complaints:

Alpha Capital v. ShiftPixy, Inc.

On July 3, 2019 ShiftPixy was served with a complaint filing by Alpha Capital Anstalt (ACA) in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes, specifically one for $310,000 submitted on June 20, 2019. ACA sought an injunction requiring the Company to issue 1 million common shares, damages for the claimed breaches, and attorney’s fees. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. As of August 31, 2019, the Company had convertible notes outstanding with ACA for approximately $1.7 million consisting of $0.3 million of the June 2018 series, $0.2 million of the December 2018 series and $1.2 million of the March 2019 series.

Dominion Capital LLC v. ShiftPixy;

On July 18, 2019 ShiftPixy was served with a complaint filing by Dominion Capital LLC in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes. Dominion sought injunctive relief, injunction to prohibit buyback, breach of contract on the June 2018, December 2018, and March 2019 notes, and declaratory judgment. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. As of August 31, 2019, the Company had convertible notes outstanding with Dominion for approximately $1.5 million consisting of $0.7 million of the June 2018 series, $0.2 million of the December 2018 series and $0.6 million of the March 2019 series.

Both ACA and Dominion have filed for summary judgment on their cases. The court referred those motions to a magistrate judge for a report and recommendation, and the magistrate judge filed his report on November 22, 2019, recommending that the court enter judgment for money damages in both cases consistent with the amounts accrued for by the Company, denying permanent injunctive relief, and granting declaratory relief with respect to the stock buyback program. The Company is awaiting a response from the court as of the date of this filing.

MEF I, LP v. ShiftPixy, Inc.;

On August 27, 2019 MEF filed a complaint in the United States District Court, Southern District of New York based upon the Company’s refusal to convert June 2018 notes. MEF seeks monetary relief of $2.1 million and seeks to appoint themselves as receiver of the Company. As of August 31, 2019 the Company had convertible notes outstanding to MEF at approximately $0.7 million face value consisting of approximately $0.5 million and $0.2 million for the June 2018 and December 2018 notes respectively. In November 2019 the Company filed a motion in response to the receiver request. A hearing on the receiver matter was conducted on November 20, 2019 and the Company is awaiting a response from the court on the hearing as of the date of this filing.

Lyons Capital, LLC Litigation

On June 21, 2018, ShiftPixy was served with a summons and complaint in connection with a claim by Lyons Capital, LLC, arising out of a contract wherein ShiftPixy, Inc., agreed to pay Lyons Capital, LLC, a total of 210,000 shares of the company’s common stock in exchange for introductions to brokers, research coverage, funds, investment banking firms, and market makers as well as board representation and business opportunities and for promotion of the company at Lyons Capital, LLC’s annual conference. This lawsuit was settled during fiscal 2019 for an immaterial amount which was included in general and administrative expenses on the statement of operations.

Kadima Ventures

The Company is in dispute with its software developer, Kadima Ventures, over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima Ventures for the development and deployment of user features that were proposed by Kadima for an original build cost of $8.5 million to complete. As of the date of this filing, the Company has spent approximately $11 million but has not received the majority of certain software modules. In addition to the non-delivery of the paid for user features, Kadima Ventures asserts that it is owed additional funds to turn over the work completed. The Company initiated litigation to force the delivery of the software modules paid for through fiscal 2019 and exit the development engagement. In April 2019, Kadima filed a complaint against ShiftPixy in the County of Maricopa, AZ alleging breach of contract, promissory estoppel and unjust enrichment and has demands for an additional $10 million prior to releasing the remaining features. The parties agreed to a transfer of the matter to an Arizona Commercial Court with the expectation that the matter would be sent to arbitration or mediation. In October 2019, Kadima provided the software code to a third party for technical evaluation of the software in question. The Company expects to enter into mediation once the technical evaluation is completed later in fiscal 2020. An answer to the Complaint is due January 31, 2020.

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit, naming ShiftPixy, Inc. and its client as defendants, claiming that he was scheduled to work for more than 8 hours during 24-hour periods without being paid overtime, to which he was entitled.  In addition, claimant is seeking waiting time penalties for the delay in payment. This lawsuit is in the initial stages; the financial impact to the Company, if any, cannot be estimated.  No liability has been recorded for this matter at this time.  In the event of an unfavorable outcome the Company’s client is contractually obligated to indemnify the Company for misreported hours and portions of the claim would be covered under the Company’s employment practices liability insurance.

Note 14: Subsequent Events

On November 14, the Company filed a preliminary proxy requesting a 1 for 40 reverse split of our common shares. We have received the majority shareholder approval for the reverse split and the Company expects the reverse split to be effective on December 16, 2019.

On December 4, 2019 the Company received a notice from the Nasdaq Capital Market stating that the Company will be delisted on December 13, 2019 unless the Company files for a hearing by December 11, 2019. The Company requested a hearing on December 9, 2019 and has a hearing scheduled for January 23, 2020.

On December 5, 2019, the Company entered into an exchange agreement with the holder of a majority of its March 2019 Convertible Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $1.00 per share, extended the term of the March 2019 notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related March 2019 warrants. The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 notes and for the revised amortization schedule. The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 notes to $244,000 and from $2,445,000 for the March 2019 notes to $2,890,000. On December 11, 2019, the Company issued 870,000 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration.

Management has evaluated subsequent events pursuant to the issuance of the consolidated financial statements and has determined that no additional subsequent events occurred through the date of this filing that would require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report, as defined in Rule 13(a) -15(e) and Rule 15(d) – 15(e) under the Exchange Act.

Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of period covered in this report, disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate finance and accounting personnel.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(e) and Rule 15(d) -15 (e) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2019, based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to its financial situation, the Company will be implementing further internal controls throughout its fiscal year ending 2020 as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of August 31, 2019, management concluded that internal controls over financial reporting were not effective as of August 31, 2019.

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

The material weaknesses relate to the following:

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small, and during 2019 we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During 2019, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of a new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

The Company did not perform an effective risk assessment or monitor internal controls over financial reporting including completing the documentation and procedures surrounding its IT environment, controls over cut-off procedures, a related party transaction, accounting for certain default penalty accruals, segregation of duties, and corporate oversight functions. The Company will continue its assessment on a quarterly basis. During the reporting of the third quarter of fiscal 2019, we discovered a material misstatement in the calculation and reporting of its derivative financial instruments, resulting in amended SEC filings. During the reporting of the fiscal year ending August 31, 2019 we also discovered issues surrounding the accounting of our senior notes, including the note discount, amortization of the note discount, default penalty accrual, and for related party transactions, all of which could have resulted in significant adjustments to our financial statements. We have reviewed and addressed the control inadequacies that resulted in this misstatement by hiring a new Chief Financial Officer with experience in the financial instruments that give rise to the complex accounting requirements and providing for additional accounting resources to enhance the internal control structure. The Company plans to hire additional personnel and external resources to further mitigate these material weaknesses.

Once the remediation plan for each material weakness is fully implemented, the identified material weaknesses in internal control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated and the internal controls over financial reporting is effective. The Company will work to design, implement and rigorously test these new controls in order to make these final determinations.

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

Changes in Internal Control Over Financial Reporting

Other than the changes to the internal controls over financial reporting discussed above, there were no changes that have occurred during the year ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The board of directors elects our executive officers annually, at a meeting following the annual meeting of the shareholders. The Board of Directors can also elect persons to fill any executive officer vacancies. Each officer holds such office until his successor is elected and qualified, or until his or her death, earlier resignation or removal.

The table below sets forth our directors and executive officers of as of the date of this Annual Report.

Name	Position	Age	Term of Office

Scott W. Absher	Director, President, Chief Executive Officer	59	Inception to Present (1)
Kenneth W. Weaver	Independent Director	63	December 5, 2016, to Present (2)
Domonic J. Carney	Chief Financial Officer	53	August 4, 2019 to present
Patrice H. Launay	Chief Financial Officer	44	January 24, 2018 to July 27, 2019 (5)
Sean Higgins	Independent Director	54	September 28, 2017 to present (3)
Whitney White	Independent Director	42	September 28, 2017 to present (3)
Mark Absher	Registered In-House Counsel, Director and Secretary	57	September 28, 2017 to February 1, 2019 (6)

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

(5)	Mr. Launay resigned as our Chief Financial Officer on July 30, 2019

(6)	Mr. Mark Absher resigned as Registered In-House Counsel, Director and Secretary on February 6, 2019. His resignation was accepted by the Board of Directors on February 8, 2019.

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

Domonic Carney was appointed to serve as Chief Financial Officer on August 4, 2019. Mr. Carney brings substantial experience in small, high-growth companies as well as over fifteen years of C-Level experience in MicroCap public companies. Before his service with ShiftPixy, from 2014 until 2019 Mr Carney served as the Chief Financial Officer for Ener-Core, Inc (ENCR-OTC), an energy technology company located in Irvine, CA. Between 2012 and 2014, Mr. Carney provided C-Level finance and accounting consulting services to manufacturing, health care, energy, and technology companies in San Diego and Irvine, CA. From 2005 to 2012, Mr. Carney served as the Chief Financial Officer for Composite Technology Corporation (CPTC-OTC), an energy equipment and technology company that grew from pre-revenue to over $75M a year between 2005 and 2008. Mr. Carney began his career at Deloitte & Touche where he audited high tech startups in Palo Alto, CA. Between 1994 and 2001, Mr. Carney worked for various high tech startups in Silicon Valley, CA including software development, internet, and Internet Service Providers in increasing levels of responsibility. From 2001 until 2004, Mr. Carney was the Finance Director in San Diego, CA providing Finance support for the Western half of the US Operations of Danka Office Imaging. Mr. Carney holds a Masters in Accounting degree from Northeastern University, a Bachelors of Arts in Economics from Dartmouth College, and is licensed as a Certified Public Accounting (inactive status) in the State of California.

Mark Absher was elected to serve as an Independent Director of the Company on September 28, 2017 in addition to continuing as the Company’s Registered In-House Counsel, a position he has held since June 2016. Before his service with ShiftPixy, Mr. Absher served for 11 years as Associate General Counsel of LifeWay, a Nashville based publisher and retail organization. Mr. Absher earned a bachelor’s degree in English education from Bob Jones University and a Juris Doctor degree from The John Marshall Law School in Chicago. Mr. Absher holds licenses to practice law in Illinois and Tennessee and is registered in California to provide legal services as in-house counsel to ShiftPixy, Inc. As a member of the board, Mr. Absher contributes significant industry-specific experience and expertise with regard to the Company’s service offering, having served as legal counsel or advisor to three companies in the employment services industry. In addition, Mr. Absher contributes his knowledge of the Company’s business, service offerings and markets, as well his substantial experience assisting with the development of corporate strategy and business operations. Mr. Absher is the brother of ShiftPixy’s CEO, Scott W. Absher. Mr. Absher resigned on February 6, 2019.

Patrice Launay was appointed to serve Chief Financial Officer on January 24, 2018. Before his service with ShiftPixy, Mr Launay served as an audit manager for various large regional and multinational accounting firms. Mr Launay began his career at PricewaterhouseCoopers (PwC) where he spent six years in Paris and Los Angeles. Mr Launay then spent two years at Groupe Roullier as Corporate Controller, and the following two years as an audit Manager for the City Auditor Office of the City of Long Beach, California, where he led several audits to help prevent and deter fraud within the city’s programs. From 2011 to 2016 Mr. Launay worked for BDO USA and was involved in the audits of several listed and non-listed companies in the US and Australia. Immediately before joining ShiftPixy, he served as a financial and accounting manager for RxSight, Inc., providing month end close assistance, designing and implementing effective controls, and drafting accounting procedures. Mr. Launay holds a master’s degree from the Business School of Tours (ESCEM) France with a major in Finance and Accounting, is a Certified Public Accountant (Active) and a Certified Fraud Examiner (Inactive) and holds a Series 65 securities license. Mr. Launay resigned as Chief Financial Officer on July 30, 2019.

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

Board Composition

At August 31, 2019, our board of directors consisted of four members. Each director of the Company serves until the next annual meeting of stockholders and until his successor is elected and duly qualified, or until his earlier death, resignation or removal. Our board is authorized to appoint persons to the offices of Chairman of the Board of Directors, President, Chief Executive Officer, one or more vice presidents, a Treasurer or Chief Financial Officer and a Secretary and such other offices as may be determined by the board.

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

In selecting our independent directors, our board considered the relationships that each such person has with our Company and all the other facts and circumstances our board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person. Using this definition of independence, we have determined that three directors, Ken Weaver, Whitney White and Sean Higgins, are independent directors. Scott Absher is not independent as he is an officer and significant shareholder of the Company.

As of August 31, 2019, our board of directors consists of Scott Absher, Ken Weaver (independent), Whitney White (independent) and Sean Higgins (independent).

Board Committees

Our board of directors has established three standing committees: audit, compensation and nominating. Each committee operates under a charter that has been approved by our board. As of the date of this report, we have three independent directors who serve on each of the three committees, and one member of each of the committees serves as chairman of such committee.

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

As of August 31, 2019, our board of directors consists of Scott Absher, Ken Weaver (independent), Whitney White (independent) and Sean Higgins (independent). Mark Absher resigned from the board of directors on February 1, 2019.

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

On September 28, 2017, two additional independent directors were added to the Board of Directors, Whitney White and Sean Higgins. Mr. White served as the Chairman of the Compensation and Nomination Committee. The audit committee and the Compensation and Nominations Committee are made up three independent directors as of August 31, 2019.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which consists of our Principal Executive Officer and our Principal Financial Officer for the years ended August 31, 2019 and August 31, 2018:

Name	Title	Year	Salary		Bonus	Stock awards	Option awards		Non-equity incentive plan compensation	All other compensation	Total compensation

Scott W. Absher	CEO	2019	$750,000	(1)	-	-	-		-	-	$750,000
	CEO	2018	$750,000	(1)	-	-	-		-	-	750,000

Domonic J. Carney	CFO	2019	$12,115	(2)	-	-	-		-	-	$12,115

Patrice H. Launay	CFO	2019	$285,558	(3)	-	-	50,875	(4,6)	-	-	$336,433
	CFO	2018	$180,000	(3)	-	-	50,875	(4,6)	-	-	$230,875

Stephen P. DeSantis	CFO	2018	$62,826	(5)	-	-	-		-	-	$62,826

___________

(1)	Mr. Absher’s annual salary was increased to $750,000 per year, beginning in December of 2016 and continuing through August 31, 2019.

(2)	Mr. Carney joined ShiftPixy on August 4, 2019 at an annual salary of $350,000.
(3)	Awarded a salary of $240,000 per year, initiated in January 24, 2018 and increased to $350,000 per year on February 1, 2019

(4)

Awarded as an employee under the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan. 50,000 options were issued at an exercise price of $1.28 per share on April 1, 2019; 50,000 options were issued at an exercise price of $2.95 per share on February 1, 2018; and 6,250 were issued at an exercise price of $2.50 per share on May 10, 2018, estimated to have been the fair market value price per share at the time of the award.

(5)	Reflects a salary of $250,000 per year. Mr. Stephen DeSantis tendered his resignation as Chief Financial Officer of ShiftPixy, Inc., which took effect on October 20, 2017.
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

Agreements Regarding Change in Control and Termination of Employment

None

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of August 31, 2019. This table includes unexercised and unvested options and equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END AUGUST 31, 2019

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

Director Compensation

Our directors classified as employees receive no additional compensation for services as directors of the Company. The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended August 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)[2]	All Other Compensation ($)	Total ($)
(a)	(b) (1)	(c) (2)		(d)	(e)	(f)
Kenneth W. Weaver	$91,000	$75,000	(3)	$--	$--	$166,000
Whitney J. White	$90,500	$37,500	(4)	$--	$--	$128,000
Sean C. Higgins	$85,000	$37,500	(5)	$--	$--	$122,500

______________

(1)	Represents monthly board of director fees paid or payable in cash for fiscal 2019.

(2)

Represents annual value of stock awards issued during fiscal 2019 under the Company’s 2017 Stock Option/Stock Awards Plan (“Plan”). Each non-employee director earns $75,000 in restricted stock annually under the terms of their Director Agreement. Each director’s share issuances are made either on an annual basis or semi-annual basis and are valued on the market price on the date of issuance which is deemed to be fair value. See notes (3)-(5) below for issuances made in 2019. Mr. Weaver received his entire $75,000 stock award in 2019. Messrs. White and Higgins received $37,500 each in 2019 with the balance issued subsequent to the fiscal year end August 31, 2019.

(3)

Pursuant to the terms of Mr Weaver’s Director Agreement, we issued two tranches of stock for fiscal 2019 valued at $37,500 each and consisting of 48,077 shares on May 15, 2019 at $0.78 per share and 79,788 shares issued on August 19, 2019 at $$0.47 per share.

(4)	Reflects the award, pursuant to the terms of Mr. White’s Director Agreement, of 16,448 shares issued on April 16, 2019 valued at $37,500 or $2.28 per share.

(5)	Reflects the award, pursuant to the terms of Mr. Higgins’s Director Agreement, of 16,448 shares issued on April 16, 2019 valued at $37,500 or $2.28 per share.

The compensation of the Directors and Executive Officers is subject to future adjustments, as determined by the Compensation Committee pursuant to the terms of its charter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of August 31, 2019, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 36,281,895 shares of common stock deemed to be outstanding as of August 31, 2019. In addition, shares of common stock that may be acquired by the stockholder within 60 days of August 31, 2019, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Common Stock

Name of Beneficial Owner [1]	Number of Shares Beneficially Owned	Number of Shares Acquirable	Beneficial Ownership Percentage
Scott W. Absher [2]	12,550,000	0	34.5%
Stephen Holmes	11,790,000	0	32.5%
Domonic J. Carney	--	0	0.0%
Kenneth W. Weaver [3]	202,456	0	0.6%
Whitney J. White [3]	42,764	0	0.1%
Sean C. Higgins [3]	42,764	0	0.1%
All Executive Officers and Directors as a Group [7 persons]	24,627,984	0	67.9%

___________

[1]	The business address for all the persons named in the table is 1 Venture, Suite 150, Irvine, CA 92618.

[2]	Represents 12,500,000 shares of common stock and 50,000 shares underlying options exercisable within 60 days of August 31, 2019.

[3]	Represents shares issued in conjunction with services rendered as directors of ShiftPixy.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

All references to shares issued below represent fully assessed and issuable shares of Common Stock of the Company on the date of issuance:

On September 28, 2017, Whitney White and Sean Higgins, two of the Company’s independent directors, were awarded 26,316 shares each for services valued at $75,000 at a fair value of $2.85 per share.

On August 9, 2018, Ken Weaver, our Chairman of the Audit Committee and independent director, was granted 12,296 shares at a fair value at the time of issuance of $37,500 or $3.05 per share. The shares in connection with such issuance were deemed to have been purchased and immediately vested on August 9, 2018, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 12,296 shares were also committed on August 9, 2018, to issue through the Plan to Mr. Weaver, at a fair value of $37,500 or $3.05 per share, and deemed to have been purchased and immediately vested on November 30, 2018, as a consequence of Mr. Weaver’s continued service as director through that date

On April 16, 2019, Messrs. White and Higgins were issued 16,448 shares each for services valued at $37,500 at a fair value of $2.28 per share.

On June 6, 2019, Mr. Steven Holmes, a company founder and significant shareholder who provides sales consulting services was advanced $325,000 in cash. On July 18, 2019 Mr. Holmes repaid the advance by returning 558,132 shares of common stock valued at $0.58 per share

On August 19, 2019 Mr. Weaver was issued 79,788 shares for services valued at $37,500 at a fair value of $0.47 per share.

Director Independence

Our board of directors has determined that we have three board members that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Marcum LLP was our independent registered public accounting firm for the fiscal years ended August 31, 2019, and 2018

The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for fiscal years ended August 31, 2019 and 2018.

	2019	2018

Audit Fees (Marcum LLP)	$275,000	$259,000
All Other Fees	-	-
Total	$275,000	$259,000

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

Item 15. Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.4	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.5	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7	Amendment to Kenneth Weaver Agreement (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.8	Form of 8% Senior Secured Convertible Note Due December 31, 2019 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2018.)

10.9	Form of Departure of Directors or Officer (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-k filed with the SEC on February 12, 2019.)

10.10	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2019.)

10.11	Form of Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 12, 2019.)

10.12	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.13	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.14	Form of Amendment Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 12, 2019.)

10.15

Form of Amended and Restated 8% Senior Secured Convertible Note, Dated December 20, 2018 (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.16

Form of Amended and Restated 8% Senior Secured Convertible Note, Dated June 4, 2018 (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.17	Form of Press Release of Stock Buyback, Dated July 12, 2019 (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on July 12, 2019.)

10.18	Form of Offer Letter to Domonic Carney, dated July 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 1, 2019.)

21.1	List of Subsidiaries of ShiftPixy, Inc.

23	Consent of Marcum LLP, independent registered accounting firm as to fiscal year ended August 31, 2018*

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	December 13, 2019	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	December 13, 2019

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	December 13, 2019

/s/ Sean C. Higgins	Sean C. Higgins	Independent Director	December 13, 2019

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	December 13, 2019

/s/ Whitney J. White	Whitney J. White	Independent Director	December 13, 2019

The above signatures constitute the signatures of the majority of our Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.4	Articles of Incorporation Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.5	Bylaws Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7	Amendment to Kenneth Weaver Agreement (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.8	Form of 8% Senior Secured Convertible Note Due December 31, 2019 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2018.)

10.9	Form of Departure of Directors or Officer (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-k filed with the SEC on February 12, 2019.)

10.10	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2019.)

10.11	Form of Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 12, 2019.)

10.12	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.13	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.14	Form of Amendment Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 12, 2019.)

10.15

Form of Amended and Restated 8% Senior Secured Convertible Note, Dated December 20, 2018 (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.16

Form of Amended and Restated 8% Senior Secured Convertible Note, Dated June 4, 2018 (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019.)

10.17	Form of Press Release of Stock Buyback, Dated July 12, 2019 (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on July 12, 2019.)

10.18	Form of Offer Letter to Domonic Carney, dated July 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 1, 2019.)

10.19

Form of Amended and Restated 8% Senior Secured Convertible Note, Dated June 4, 2018 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019.)

10.20	Form of Amended and Restated Senior Secured Convertible Note, Dated March 12 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019.)

10.21	Form of Exchange Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019.)

21.1	List of Subsidiaries of ShiftPixy, Inc.

23	Consent of Marcum LLP, independent registered accounting firm as to fiscal year ended August 31, 2019*

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

