Form 10-Q
period 2019-11-30
ShiftPixy, Inc.
filed 2020-01-21
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of January 20, 2020, was 1,020,050.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

 ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2019	August 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$49,000	$1,561,000
Accounts receivable	1,822,000	272,000
Unbilled accounts receivable	11,347,000	9,478,000
Deposit – workers’ compensation	1,987,000	1,957,000
Prepaid expenses	371,000	519,000
Other current assets	164,000	244,000
Total current assets	15,740,000	14,031,000

Fixed assets, net	3,136,000	3,360,000
Deposits – workers’ compensation	6,167,000	6,281,000
Deposits and other assets	124,000	124,000

Total assets	$25,167,000	$23,796,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other current liabilities	$5,911,000	$4,911,000
Payroll related liabilities	17,469,000	16,412,000
Convertible notes, net	3,426,000	3,351,000
Accrued workers’ compensation costs	1,987,000	1,957,000
Default penalties accrual	1,800,000	1,800,000
Derivative Liability	2,814,000	3,756,000
Total current liabilities	33,407,000	32,187,000
Non-current liabilities
Accrued workers’ compensation costs	6,194,000	4,379,000
Convertible notes, net	778,000	-
Total liabilities	40,379,000	36,566,000
Commitments and contingencies
Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 907,047 shares issued as of November 30, 2019 and August 31, 2019	-	-
Additional paid-in capital	32,619,000	32,505,000
Treasury stock, at cost-13,953 shares as of November 30, 2019 and August 31, 2019	(325,000)	(325,000)
Accumulated deficit	(47,506,000)	(44,950,000)
Total stockholders’ deficit	(15,212,000)	(12,770,000)
Total liabilities and stockholders’ deficit	$25,167,000	$23,796,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2019	2018

Revenues (gross billings of $110.7 million and $70.9 million less worksite employee payroll cost of $94.8 million and $60.4 million, respectively)	$15,866,000	$10,520,000

Cost of revenue	12,552,000	7,134,000
Gross profit	3,314,000	3,386,000
Operating expenses:
Salaries, wages and payroll taxes	2,283,000	1,872,000
Commissions	774,000	553,000
Professional fees	840,000	624,000
External Software development	353,000	310,000
General and administrative	1,401,000	1,316,000
Total operating expenses	5,651,000	4,675,000
Operating Loss	(2,337,000)	(1,289,000)

Other income (expense)
Interest expense	(1,161,000)	(957,000)
Change in fair value of derivative liability	942,000	-
Total other income (expense)	(219,000)	(957,000)

Net Loss	$(2,556,000)	$(2,246,000)

Net loss per common share
Basic and diluted	$(2.86)	$(3.11)

Weighted average number of common shares
Basic and diluted	893,094	723,033

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended November 30, 2019 and 2018 (Unaudited)

	Common Stock Issued		Additional			Total
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Deficit
Balance, September 1, 2019	907,047	$-	$32,505,000	(325,000)	$(44,950,000)	$(12,770,000)
Stock-based compensation expense	-	-	114,000	-	-	114,000
Net Loss	-	-	-	-	(2,556,000)	(2,556,000)
Balance, November 30, 2019	907,047	$-	$32,619,000	(325,000)	$(47,506,000)	$(15,212,000)

	Common Stock Issued		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, September 1, 2018	721,295	$-	$18,468,000	$(26,223,000)	$(7,755,000)
Warrants exercised for cash	6,688	-	660,000	-	660,000
Common stock issued for services rendered	966	-	113,000	-	113,000
Stock-based compensation expense	-	-	77,000	-	77,000
Common shares issued upon conversion of convertible notes and interest	16,624	-	1,645,000	-	1,645,000
Net Loss	-	-	-	(2,246,000)	(2,246,000)
Balance, November 30, 2018	745,573	$-	$20,963,000	$(28,469,000)	$(7,506,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(2,556,000)	$(2,246,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,000	188,000
Amortization debt discount, debt issuance cost	854,000	1,044,000
Share based compensation	114,000	190,000
Gain on fair value of derivative liabilities	(942,000)	-
Changes in operating assets and liabilities
Accounts receivable	(1,550,000)	(19,000)
Unbilled accounts receivable	(4,469,000)	1,434,000
Prepaid expenses	148,000	184,000
Other current assets	81,000	(93,000)
Deposits – workers’ compensation	82,000	(892,000)
Deposits and other assets	-	26,000
Accounts payable	739,000	240,000
Payroll related liabilities	3,656,000	(1,988,000)
Accrued workers’ compensation	1,847,000	1,068,000
Other current liabilities	260,000	(726,000)
Net cash used in operating activities	(1,495,000)	(1,590,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(17,000)	(493,000)
Net cash used in investing activities	(17,000)	(493,000)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	660,000
Net cash provided by financing activities	-	660,000

Net decrease in cash	(1,512,000)	(1,423,000)

Cash - Beginning of Period	1,561,000	1,650,000
Cash - End of Period	$49,000	$227,000

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	-	133,000
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	-	1,645,000

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

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended November 30, 2019, are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2019, filed with the SEC on December 13, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance; and

•	Projected development of workers’ compensation claims.

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

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s worksite employees which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets and were $11,347,000 and $9,478,000 as of November 30, 2019 and August 31, 2019, respectively.

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

The Company has evaluated its revenue recognition policies in conjunction with its future expected business which may be migrating to a staffing business model. For fiscal years 2020 and 2019, there were no revenues which should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

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

Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash with a commercial bank and from time to time exceed the federally insured limits. The Company has not experienced losses from these deposits.

No one individual client represents more than 10% of revenues for the three months ended November 30, 2019, and 2018, respectively. However, four clients represent 92% of total accounts receivable both at November 30, 2019 and August 31, 2019.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no impairments recognized for the periods ended November 30, 2019, and 2018.

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

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates. As of November 30, 2019, the Company classified $0.2 million in short term accrued workers’ compensation and $0.3 million in long term accrued workers’ compensation in the Company’s consolidated balance sheets.

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

As of November 30, 2019, the Company had $2.0 million in deposit – workers’ compensation classified as a short-term asset and $6.2 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of November 30, 2019, the Company had short term accrued workers’ compensation costs of $1.8 million and long term accrued workers’ compensation costs of $5.9 million.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. FASB 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2019 and August 31, 2019, the carrying value of certain financial instruments (cash, accounts receivable and payable, and other financial instruments) approximates fair value due to the short-term nature of the instruments. Convertible notes approximate fair value based on comparison of terms from similar instruments in the marketplace.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at November 30, 2019 or August 31, 2019. The derivative liabilities associated with its March 2019 Convertible Notes (see Note 4), consisted of conversion feature derivatives and warrants, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of November 30, 2019:

	March 2019 Conversion Feature	March 2019 Warrant Liability	Total
Balance at August 31, 2019	$2,852,000	904,000	$3,756,000
Change in fair value	(340,000)	(602,000)	(942,000)
Balance at November 30, 2019 (unaudited)	$2,512,000	302,000	$2,814,000

At November 30, 2019 and August 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures and the fair value of the warrant liabilities based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The Company used the following assumptions to estimate fair value of the derivatives as of November 30, 2019, using the default rate of 75% of market price as a conversion price:

	March 2019 Conversion Feature	March 2019 Warrant Liability
	(unaudited)	(unaudited)
Risk free rate	1.60%	1.62%
Market price per share	$10.20	$10.20
Life of instrument in years	0.79	4.28
Volatility	91%	102%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended November 30, 2019 or 2018, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Research and Development

During the three months ended November 30, 2019 and 2018 the Company incurred research and development costs of approximately $0.9 million and $0.4 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS system and related mobile application. In addition, $0 and $0.4 million of software costs were capitalized for the three months ended November 30, 2019 and 2018, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $304,000 and $379,000 for the three months ended November 30, 2019, and 2018, respectively.

Reverse Stock Split

On December 17, 2019 the Company implemented a 1 for 40 reverse stock split for all common share and common share equivalents including, options, warrants, and convertible notes. All common shares and common share equivalents are presented retroactively to reflect the reverse split.

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the Three Months Ended November 30, 2019	For the Three Months Ended November 30, 2018

Options	45,463	37,271
Senior Secured Convertible Notes	889,935	84,756
Warrants	107,416	87,783
Total potentially dilutive shares	1,042,814	209,810

Stock-Based Compensation

At November 30, 2019, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations on their fair values.

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

The Company elected to account for forfeitures as they occur, as such, compensation cost previously recognized for an unvested award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.

Treasury Stock

Treasury stock represents shares of common stock provided to the company in satisfaction of the related party advance, described in Note 13. Shares provided are recorded at cost as treasury stock. The Company intends to retire all of its treasury stock outstanding as of November 30, 2019 and August 31, 2019 in fiscal 2020. Any treasury stock retired is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

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

The effect of this revision on the line items within the Company’s condensed financial statements as of and for the three months ended November 30, 2018, was as follows:

	November 30, 2018
	As Previously Reported	Adjustments	As Restated
Convertible note, net	$6,309,000	(739,000)	$5,570,000
Additional Paid-In Capital	19,729,000	1,232,000	20,961,000
Accumulated deficit	(27,977,000)	(493,000)	(28,470,000)
Net Loss	(2,000,000)	(246,000)	(2,246,000)
Net loss per share – Basic and diluted	(2.77)	(0.34)	(3.11)

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

The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption. The Company expects to adopt the guidance using the modified retrospective method.

Note 3: Going Concern

As of November 30, 2019, the Company had cash of $0.1 million and a working capital deficiency of $18.5 million. During the quarter ended November 30, 2019, the Company used approximately $1.5 million of cash in its operations, consisting of a net loss of $2.6 million, reduced by net non-cash charges and gains of $0.3 million and working capital changes of $0.8 million. During the year ended August 31, 2019, the Company used approximately $2.1 million of cash in its operations, consisting of a net loss of $18.7 million, reduced by net non-cash charges and gains of $10.8 million and working capital changes of $6.0 million. The Company has incurred recurring losses resulted in an accumulated deficit of $48 million as of November 30, 2019. These conditions raise substantial doubt as to the Company’s ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due. The Company has a recurring revenue business model that generated $12.4 million of gross profit for the year ended August 31, 2019 and $3.3 million for the quarter ended November 30, 2019.

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

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs). As of November 30, 2019 all of the $6.8 million of principal was in default. Subsequent to November 30, 2019, approximately $2.7 million of the notes in default were exchanged for new convertible notes payable. See Notes 4 and 9 for additional information.

Subsequent to November 30, 2019 and as described in Note 9 below, in January 2020, the Company assigned approximately 60% of its customer contracts representing approximately 50% of its recurring gross profit in exchange for $9.7 million in cash and expects to receive $9.5 million ratably over the four years following the transaction close, subject to certain closing conditions. The Company will transfer $1.7 million of working capital after closing the transaction and approximately $6 million of the Company’s annualized gross profit.

The Company believes that its current cash position, after collection of the proceeds from the January 2020 customer assignment transaction, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. As such, these conditions raise substantial doubt as to its ability to continue as a going concern within one year from the issuance date of the financial statements. These consolidated financial statements do not include any adjustments from this uncertainty.

Note 4: Senior Secured Convertible Notes Payable (in default)

The Company has issued three series of senior secured convertible notes payable. In general, each series is convertible into common shares of the Company. Senior Secured Convertible Notes Payable consist of the following:

	November 30,	August 31,
	2019	2019
	(unaudited)
Senior Secured Convertible notes, Principal	$6,808,000	$6,808,000
Less debt discount and deferred financing costs	(2,604,000)	(3,457,000)
Total outstanding convertible notes, net	$4,204,000	$3,351,000
Less current portion of convertible notes payable	(3,426,000)	(3,351,000)
Long-term convertible notes payable	$778,000	$-

The following table rolls forward the Convertible Notes Payable balances from August 31, 2019 to November 30, 2019:

	Gross Principal	Deferred Financing Costs	Note Discount	Net
Balance at August 31, 2019	$6,808,000	(344,000)	(3,113,000)	$3,351,000
Amortization of Interest Expense	-	80,000	773,000	853,000
Balance at November 30, 2019	$6,808,000	(264,000)	(2,340,000)	$4,204,000
Less Current Amount	(5,141,000)	174,000	1,541,000	(3,426,000)
Long Term Balance at November 30, 2019	1,667,000	(90,000)	(799,000)	$778,000

The following table outlines the gross principal balance rollforward for each series from August 31, 2019 to November 30, 2019. Each series is described in further detail below.

	June 2018 Notes	December 2018 Notes	March 2019 Notes	Total
Gross Balance at August 31, 2019	$1,466,000	867,000	4,475,000	$6,808,000

Less Discount and Debt Issuance Costs:
Debt Issuance Costs	-	-	(264,000)	(264,000)
Deferred Financing Costs	-	-	(2,340,000)	(2,340,000)
Carrying Balance at November 30, 2019	$1,466,000	867,000	1,871,000	$4,204,000
Less Current Amount	(1,466,000)	(728,000)	(1,232,000)	(3,426,000)
Long Term Balance at November 30, 2019	$-	139,000	639,000	$778,000

During the quarters ended November 30, 2019 and 2018 the Company amortized $853,000 and $798,000, respectively, to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the June 2018 and March 2019 Notes.

To date, the holders of the June Notes have converted $8,534,000 of principal, holders of December 2018 Notes have converted $22,000 of principal, and holders of March 2019 Notes have converted $275,000 of principal into common shares of the Company. There were no conversions of convertible notes during the fiscal quarter ending November 30, 2019.

On June 3, 2019, one of its institutional investors filed a claim in the United States District Court, Southern District of New York seeking preliminary injunctive relief against the Company to immediately deliver one million shares of the Company’s common stock and to honor all future conversion requests duly submitted in accordance with the terms of the notes.

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

On December 5, 2019, the Company entered into an exchange agreement with the holder of a majority of its March 2019 Convertible Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related March 2019 warrants. The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 notes and for the revised amortization schedule. The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 notes to $244,000 and from $2,445,000 for the March 2019 notes to $2,890,000. On December 11, 2019, the Company issued 21,750 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration. As of November 30, 2019, after the exchange as described in Note 9, the Company classified $778,000 of the $1,245,000 carrying value of the notes exchanged as long-term liabilities.

See also Note 8 for litigation related to the Convertible Notes Payable.

From June 10, 2019 until November 30, 2019, the Company has accrued interest at the default interest rate for all note series representing approximately $0.6 million of additional interest payable of which $0.3 million is attributable to the quarter ending November 30, 2019. The Company has accrued an additional $1.8 million to accrued default liabilities as of November 30, 2019 and August 31, 2019, representing potential liability associated with the default of the notes payable for default premium, potential liquidating damages, and other costs associated with the notes in default.

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

Concurrent with the sale of the June 2018 Notes, the Company granted warrants to purchase 25,101 shares of common stock to its institutional investors and warrants to purchase 5,422 shares of common stock to its investment banker as placement fees, at an exercise price of $99.60, subject to down round price protection adjustment, as defined in the agreements. The warrants were valued at the date of issuance using the lattice-based option pricing model at $86.80 per warrant. Both the June 2018 Notes and the related warrants were issued with registration rights, whereby the Company was obligated to register the shares underlying the June 2018 Notes or was subject to registration rights penalties.

The terms of June 2018 notes are summarized as follows:

•	Term: September 4, 2019;
•	Coupon: 8%; Default interest rate: 18%;
•	Convertible at the option of the holder at any time;
•

Conversion price is initially set at $99.60 but subject to down round price protection. After maturity, the conversion price will be set subsequently at the lesser of the then conversion price and 85% of the volume weighted average price for the trading date immediately prior to the application conversion date; and

•

Monthly amortization of principal either in cash at a 10% premium or in stock, subject to equity conditions, at a 15% discount to the lowest volume weighted average price, at the option of the Company.

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

In connection with the note, the Company issued 74,387 warrants (“March 2019 Warrants”), exercisable at $70, with a five-year term. The Company evaluated the warrants issued and determined that they were derivative liabilities. The Company estimated the fair value of the warrants using the Lattice pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $63.60, a risk-free interest rate of 2.49% and expected volatility of the Company’s common stock of 122%, resulting in a fair value of $3,917,000.

The Company estimated the aggregate fair value of the conversion feature derivative embedded in the debenture (“March 2019 Conversion Feature”) at issuance at $2,421,000 based on weighted probabilities of assumptions using the Lattice pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $63.60, a risk-free interest rate of 2.49% and expected volatility of the Company’s common stock of 122%, and the various estimated reset exercise prices weighted by probability.

This resulted in the calculated fair value of the debt discount resulted from bifurcating the warrants and the conversion feature being greater than the face amount of the debt and the original issue discount, and the excess amount of $2.6 million was immediately expensed as financing costs.

Note 5: Stockholders’ Equity

Common Stock and Warrants

The Company issued no common shares or common stock warrants during the quarter ended November 30, 2019. No warrants were exercised, expired, or cancelled during the quarter ended November 30, 2019.

The following tables summarize our warrants outstanding as of November 30, 2019:

	Exercise price	Warrants Outstanding	Weighted average life of outstanding warrants in years
March 2019 Notes Warrants	$70.00	74,390	4.3
June 2018 Notes Warrants	$70.00	30,526	3.5
2017 PIPE Warrants	$276.00	2,500	2.6
		107,416	4.0

All warrants outstanding and exercise prices have been adjusted to reflect the 1:40 reverse split.

Note 6: Share based Compensation

In March 2017, the Company adopted the 2017 Stock Option / Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), each of which is exercisable into shares of common stock (“Options”) or shares of common stock (“share grants”). The Company has reserved a total of 250,000 shares of common stock for issuance under the Plan as of November 30, 2019.

Of these shares, as of November 30, 2019, approximately 83,000 options and 7,000 shares have been designated by the Board of Directors for issuance and approximately 38,000 of the options have been forfeited and returned to the option pool under the Plan due to employment terminations. As of November 30, 2019, approximately 200,000 shares remain issuable of which 167,000 are eligible to be issued as ISOs and 200,000 are eligible to be issued as either share grants or NQ stock options.

No options or shares were granted during the quarter ended November 30, 2019.

For all options granted thus far to November 30, 2019, each option is immediately exercisable and has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal monthly installments over the next 36 months of service. All options granted to date have a ten-year term.

Share grants are issued at fair value, considered to be the market price on the grant date. The fair value of option awards is estimated on the grant date using the Black-Scholes stock option pricing model.

Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

Share based compensation expense consisted of employee stock option compensation expense of $114,000 and $77,000 for the quarters ended November 30, 2019 and 2018, respectively.

At November 30, 2019, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 2.1 years for outstanding grants was $1.4 million.

A summary of option activity was as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)

Balance, August 31, 2019	50,749	8.95	$95.20
Granted	–	–	$–
Exercised	–	–	$–
Forfeited	(5,286)	8.44	$69.01
Balance at November 30, 2019	45,463	8.67	$98.30

Options outstanding as of November 30, 2019 had aggregate intrinsic value of $0.

Option vesting activity was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)

Balance, August 31, 2019	10,291	8.04	$152.80
Vested	2,232	8.44	$146.82
Exercised	–	–	$–
Forfeited	(488)	0.08	$116.32
Balance at November 30, 2019	12,035	7.87	$153.19

The following table summarizes information about stock options outstanding and vested at November 30, 2019:

	Options Outstanding and Exercisable			Options Vested
		Weighted
		Average	Weighted		Weighted	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Options	Life	Price	Options	Life	Price
		(In years)			(In years)

$18.80-$40.00	6,625	9.52	$23.31	–	–	$–
$40.01–$80.00	13,729	9.34	$51.21	–	–	$–
$80.01–$120.00	11,224	8.45	$103.15	4,384	8.41	$103.53
$120.01–$160.00	12,625	7.79	$157.71	6.860	7.56	$157.41
$160.01-$391.60	1,260	7.63	$391.60	791	7.63	$391.60
	45,463	8.67	$98.30	12,035	7.87	$153.19

The number of options and exercise prices have been presented retroactively for the 1 for 40 December 17, 2019 reverse split.

Note 7: Related Parties

J. Stephen Holmes, our Sales Manager is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $180,000 in professional fees for management consulting services in the three months ended November 30, 2019, and 2018, respectively.

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

Convertible Note related litigation:

During 2019, three of the Company’s note holders have filed complaints:

Alpha Capital v. ShiftPixy, Inc.

On July 3, 2019 ShiftPixy was served with a complaint filing by Alpha Capital Anstalt (ACA) in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes, specifically one for $310,000 submitted on June 20, 2019. ACA sought an injunction requiring the Company to issue 25,000 common shares, damages for the claimed breaches, and attorney’s fees. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. As of November 30, 2019, the Company had convertible notes outstanding with ACA for approximately $1.7 million consisting of $0.3 million of the June 2018 series, $0.2 million of the December 2018 series and $1.2 million of the March 2019 series. In January 2020, Alpha was awarded a judgement for $500,000 consisting of the $310,000 notes and $190,000 of damages. The damages are fully accrued for as of November 30, 2019 in the default penalty accrual as described in Note 4 above. On January 16, 2020 Alpha Capital converted all remaining June and December 2018 Note balances at $12.20 per share. On January 20, 2020 the Company paid the damages award in cash.

Dominion Capital LLC v. ShiftPixy, Inc.;

On July 18, 2019 ShiftPixy was served with a complaint filing by Dominion Capital LLC in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes. Dominion sought injunctive relief, injunction to prohibit buyback, breach of contract on the June 2018, December 2018, and March 2019 notes, and declaratory judgment. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. As of November 30, 2019, the Company had convertible notes outstanding with Dominion for approximately $1.5 million consisting of $0.7 million of the June 2018 series, $0.2 million of the December 2018 series and $0.6 million of the March 2019 series. The Company expects to have a judgment awarded to Dominion later in January 2020 and is in discussions to settle the litigation.

MEF I, LP v. ShiftPixy, Inc.;

On August 27, 2019 MEF filed a complaint in the United States District Court, Southern District of New York. MEF seeks monetary relief of $2.1 million and seeks to appoint themselves as receiver of the Company. As of November 30, 2019 the Company had convertible notes outstanding to MEF at approximately $0.7 million face value consisting of approximately $0.5 million and $0.2 million for the June 2018 and December 2018 notes respectively. In November 2019 the Company filed a motion in response to the receiver request. On January 17, 2020 the Company and MEF I settled all claims and repaid all note principal remaining, accrued damages, and accrued interest and with issuance of 20,000 shares of common stock and payment of $725,000 in cash. The total of $969,000 was fully accrued for as of November 30, 2019.

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

Note 9: Subsequent Events

On December 5, 2019, the Company entered into an exchange agreement with the holder of a majority of its March 2019 Convertible Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related March 2019 warrants. The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 notes and for the revised amortization schedule. The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 notes to $244,000 and from $2,445,000 for the March 2019 notes to $2,890,000. On December 11, 2019, the Company issued 21,750 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration. As of November 30, 2019, the Company classified $778,000 of the $1,245,000 carrying value of the notes exchanged as long-term liabilities.

On December 17, 2019 the Company effected a 1 for 40 reverse stock split. All common shares, common share warrants, common share options, and convertible note conversion prices have been retroactively adjusted.

On December 23, 2019, the Company issued 428 shares to each of Messrs. Higgins and White, both Directors of the Company, in settlement of shares promised in December 2018 but not issued. The fair value on the date issued for the combined issuance of 856 shares was $7,000.

On January 6, 2020 the Company entered into an asset purchase agreement with a third party that assigned client contracts representing approximately 60% of the recurring business as of November 30, 2019 and certain operating assets in exchange for up to approximately $19.2 million of consideration. The Company received $9.7 million upon closing and expects to receive additional proceeds of approximately $2.4 million per year, payable monthly, for the next four years after certain transaction conditions are met. The Company evaluated the transaction and determined that as of November 30, 2019 the criteria were not met to designate any assets as assets held for sale.

In January 2020, the Company paid the damages claim with Alpha Capital as described in Note 8 above.

On January 17, 2020, the Company settled all claims with MEF I, LP as described in Note 8 above.

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

Overview

Our current business, and the primary source of our revenues to date, has been under a traditional staffing services business model. Our initial market focus is to use this traditional approach, coupled with developed technology, and address an underserved market containing predominately lower wage employees with high turnover, in light industrial, services, and food and hospitality. The Company provides Human Resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients”) and shift work or “gig” opportunities for worksite employees (“WSEs”). We receive admin or processing fees as a percentage of a business client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015 and for the quarter ended November 30, 2019 we processed in excess of $400 million of annualized payroll billings. Our business grew in both billings and billable worksite employees in excess of 50% year over year for each year since inception and is expected to continue a high degree of growth. We have experienced losses to date as we have invested in both our technology solutions as well as the back-office operations required to service a large employee base under a traditional staffing model.

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

Our revenues through the first quarter of fiscal 2020 primarily consist of admin fees calculated as a percentage of gross payroll processed, payroll taxes due on worksite employees billed to the client and remitted to the taxation authority, and workers compensation premiums billed to the client for which we facilitate workers compensation coverage. Our costs of revenues consist of the accrued and paid payroll taxes and our costs to provide the workers compensation coverage including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers compensation reserves, carried as cash balances, and our estimates of projected workers compensation claims, carried as liabilities. We provide a self-funded workers compensation policy up to $500,000 and purchase reinsurance for claims in excess of $500,000. As of November 30, 2019, we have workers compensation related assets that are approximately $1.9 million higher than our projected workers compensation losses, or approximately 25% of the asset total as of November 30, 2019. We also actively and closely monitor and manage our clients and worksite employees’ workers compensation claims which allow us to provide a lower cost option for our clients than they would otherwise be able to purchase on their own. We believe that our customer value proposition is to provide the combination of overall net cost savings to the client as follows:

•	Payroll tax compliance and management services

•	Governmental HR compliance such as for the Affordable Care Act compliance requirements

•	Reduced client workers compensation premiums or enhanced coverage

•	Access to an employee pool of potential applicants to reduce turnover costs

•	Offset by increased administrative fee cost to the client payable to ShiftPixy

We see our technology platform as a key competitive advantage and differentiator to our market competitors. Our founders believed that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, would provide a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that faced these businesses. Our next goal, currently underway, is to match the small business needs of companies with paying “gigs” with a fully compliant and lower cost staffing solution. For this, we need to acquire a significant number of worksite employees (“WSE”) to provide our paying clients with a variety of solutions for their unique staffing needs and facilitate the employment relationship. We further believe that our pool of WSEs will provide an opportunity to be highly competitive in “last mile” delivery solutions using gig employees within our technology solution.

Over the past four years, the Company has invested heavily in a robust, cloud-based Human Resources Information System (HRIS) platform in order to:

•	reduce WSE management costs,

•	automate new WSE and client onboarding, and

•	provide additional value-add services for our business clients resulting in additional revenue streams to the Company

As of August 31, 2019, the initial launch of onboarding and scheduling was completed and we began to provide some of the HRIS and application services to selected legacy customers on a test basis. During the first quarter of fiscal 2020, we continued working to implement additional mobile application and HRIS functionality in delivery, “gig” intermediation services, and scheduling which were launched in the first quarter of 2020 to selected customers on a no-fee basis. We see these technology-based services as multiple potential revenue drivers with limited additional costs.

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

As of November 30, 2018, ShiftableHR and ShiftPixy had a combined client list of 192 clients with approximately 9,300 worksite employees. As of November 30, 2019, we had 247 clients with approximately 13,400 active WSEs and processed payroll of over $110 million ($440 million annualized) during our fiscal quarter ending November 30, 2019, an increase of nearly 60% from November 2018. Of these WSEs, approximately 60% represent workers in the restaurant industry. We have an additional 13,000 WSEs as of November 30, 2019 that were retained in our HRIS system that were not active WSEs but which are available for “gig” opportunities.

Our Services:

Our core EAS services are provided via standard legal contracts with our business clients, customized for each client’s specific needs and that are typically one year in length and are cancelable with 30 days’ notice. Through November 30, 2019, we have not had any material revenues or billings generated within our HRIS from additional value-added services. We consider our future service offering to be the future of the company and which will provide for additional revenue streams and support cost reductions for existing and future business clients. Future services, including technology based services provided through our HRIS system and mobile application will be through “a la carte” pricing via customizable on-line contracts.

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

At the heart of ShiftPixy’s employment service solutions is the secure, cloud-based HRIS database accessible by a desktop or mobile device through which ShiftPixy worksite employees will be enabled to find available shift work at ShiftPixy client locations. This solution solves a problem of finding available shift work for both the shifters looking for additional shift work and business clients looking to fill open shifts. For new WSEs, the mobile platform includes an easy to use WSE onboarding functionality which we believe will increase our WSE pool of workers that will provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. The mobile platform features a Pixy chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designing to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module

In 2019, we implemented additional functionality to provide a scheduling component of our software, which enables each client worksite to schedule workers and to identify shift gaps that need to be filled. We utilize computer algorithms to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We began using this functionality at the end of fiscal 2019 on a test basis and had additional deployments in the first fiscal quarter.

The final phase of our initial platform now beginning to be deployed, consists of our “shift intermediation” functionality, which is designed to enable our WSE shift workers to receive information regarding and to accept available shift work opportunities. The intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region. We reached geographical concentration in Southern California during 2019 and we activated these key features in August 2019 to a limited group of customers on a test basis. These test basis deployment efforts have generated significant business knowledge and allowed our marketing and engineering teams to develop key enhancements and process flow improvements during the November 2019 quarter and these key feature enhancements are critical for our expected growth beginning January 1, 2020 after the end of the 2019 tax year.

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

The first phase of this component of our platform is the driver onboarding, which was completed in 2019. The enhanced features will also “micro meter” the essential commercial insurance coverages required by our operator clients on a delivery-by-delivery basis (workers’ compensation and auto coverages) which has been a significant barrier for some QSRs to provide their own delivery services. We began using the “delivery features” of our mobile platform for selected customers on a trial basis in the fourth quarter of fiscal 2019 into the first quarter of 2020 and is currently active in the Southern California area. We expect to launch the solution in fiscal 2020.

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

We believe ShiftPixy will experience business and revenue growth in the nextGEN Gig Economy from the following key factors:

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

•

Positive External Market Forces. A significant problem for small businesses and in particular businesses in the food service industry such as QSRs, involve compliance with employment related regulations imposed by federal, state and local governments. These regulations include the provisions of the Affordable Care Act and recent developments in California for Gig Economy companies such as Uber and Lyft under California SB5 which requires these companies to treat their workers as employees rather than independent contractors. We foresaw this change and provide a viable solution to convert contract workers into employees under our HRIS platform. We see significant business traction from this development.

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

ShiftPixy and its subsidiary collectively serve, as of November 30, 2019, an aggregate of 247 clients with an aggregate of approximately 13,400 employees, including 8,700 employees of ShiftPixy and ShiftableHR that we provide to our clients and 4,700 employees of our clients for whom we provide only payroll administration services. None of these clients represents more than 10% of our revenues for the three months period ending November 30, 2019.

Significant Developments in Q1 2020

Revised customer focus

Beginning in June 2019 we refocused our sales efforts towards clients that were better suited to take advantage of our HRIS and mobile application benefits including the functions we believe will result in additional revenues, gross margins, and carry a reduced cost of operations to support both from our internal customer support team and from sales commissions. We hired additional internal sales personnel to focus on those client opportunities and we are moving away from our prior sales model which utilized highly commissioned sales personnel paid on a recurring percentage of customer billings. Those personnel were fully trained in September 2019 and their efforts began to bear positive results shortly thereafter resulting in customer wins in October with expected onboarding to begin in calendar 2020.

We believe our new sales model is better served to incentivize our sales and marketing personnel to acquire those customers that benefit from the HRIS value proposition and will result in both increased revenues and profitability. We also reviewed our legacy customers after this refocus as well as during the due diligence process for the assignment transaction that closed in January 2020 and identified those customers with limited potential to benefit from our “upsell” HRIS model. Those customers who did not fit our revised profile were typically selected to be included in the assignment transaction and the average revenue and gross profit per employee for the transferred contracts was approximately 35% lower than the averages for the retained contracts.

As a result, our customer acquisition, compared to historical customer acquisition, was not comparable. The “legacy” business consisting of clients in industries such as landscaping and construction has historically driven a large part of our growth but has lower gross margins and less upsell opportunity. We saw a reduction of approximately 200 billable employees, resulting from two customers that were acquired and changed service providers from the legacy customer group as compared to August 31, 2019. Our revised sales focus resulted in no new “legacy” clients under contract to offset this reduction as was experienced in past reporting periods. However, the food related business that we retained showed both increases in billed worksite employees as well as increases in per employee billing and gross profit per billed employee. We expect to add further business clients, each reflecting higher average profits and revenue per billed employee, as compared to our averages in past reporting periods. Our expectation is that we will be onboarding approximately $100 million of new customer payroll billings during the second quarter of fiscal 2020 with additional business likely, but as yet not fully contracted or considered backlog.

Software Development

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

We continued our software development internally in the first quarter of 2020 primarily feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements resulting in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling.

From inception of the project in 2017 through November 30, 2019, we spent approximately $16.7 million consisting of outsourced research and development, IT related expenses, development contractors and employee costs and marketing spending consisting of advertising, trade shows, and marketing personnel costs.

The following table shows the technology and marketing spending for each period reported:

Development spending (in $ millions)	Three months ending November 30, 2019	Three months ending November 30, 2018
	(unaudited)	(unaudited)

Contract development and licenses	$0.4	$0.8
Internal personnel costs	0.4	0.1
Total Development spending	$0.8	$0.9

Marketing spending
Advertising and Outside Marketing	$0.3	$0.4
Internal personnel costs	0.1	0.1
Subtotal, Marketing costs	$0.4	$0.5
Total, HRIS platform and mobile application spending	$1.2	$1.4

Cumulative Investment	$16.7	10.6
Portion of investment capitalized as fixed assets	$3.7	0.4
Portion of investment expensed	$13.0	10.2

For the quarters ended November 30, 2019 and 2018, and included in the table above as development spending, we capitalized $0 and $0.4 million, respectively, of development spending into fixed assets.

Prior to March 2019, we primarily used turnkey contract software development firms to build the software code, mobile application, and license integrations required to build the functional solution and our internal personnel had a primarily oversight role. However, the tardy delivery of the user features from the Company’s previous software development vendor and related on-going litigation slowed down the pace of the Company’s growth in fiscal 2019. Beginning in March 2019 we hired an internal development team for cost-cutting and for better feature and implementation control. Our development team was fully in place by August 2019 and focused on delivering a version of our mobile app and software solution using a combination of third-party licensed software and internally developed software.

Under these licensing agreements, the Company launched version 2.0 of its app and enhanced user features (onboarding, scheduling and intermediation) during the fourth calendar quarter of 2019 with all user features as well as the driver management to selected customers on a test basis. The development team used the experience from these real-world test cases to further enhance the process flows, usability, and user experience for the mobile app and accompanying desktop application software during the first quarter of 2020. The feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling. We are currently preparing additional test activities in advance of a full commercial rollout later in fiscal 2020.

The mobile app is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are using the onboarding feature of our software, which enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. Our new employees no longer have to fill out the burdensome pile of required new employee paperwork. By leveraging advanced algorithm capabilities, new hires are guided by a conversation with a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way.

Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the app as well. We use the app to gather required compliance documents such as I-9 required documentation.

Key Developments subsequent to November 30, 2019:

Nasdaq delisting notice:

On June 6, 2019, ShiftPixy, Inc. (the “Company”) received two letters from the NASDAQ Listing Qualifications Associate Director notifying the Company of the failure of the Company’s security to meet the listing rules of NASDAQ.

The first letter noted that the Company’s security had filed to maintain a minimum bid price of $1 per share for the prior 30 consecutive business days. The letter noted that the Company would have an additional 180 calendar days to come into compliance with the Listing Rule.

The second letter noted that the Company’s security had filed to maintain one of the other listing requirements, either: i) a minimum Market Value of Listed Securities of $35 million for the prior 30 consecutive business days, ii) a minimum shareholders’ equity of $2.5 million, or iii) $0.5 million of income from continuing operations. The letter noted that the Company would have an additional 180 calendar days to come into compliance with the Listing Rule. To maintain the Listing Requirements, the Company must meet one of these three criteria.

On December 4, 2019, the Company received a letter from NASDAQ Regulation notifying the Company of its intent to schedule the Company’s securities for delisting from NASDAQ at the opening of business on December 13, 2019 and its intent of filing a Form 25-NSE with the Securities and Exchange Commission. This was subject to the Company’s right to file an appeal and present its Plan of Compliance at a hearing in front of the NASDAQ Hearings Panel. At that time, the Company requested a Hearing. On December 10, 2019, the Company received a letter from NASDAQ Listing Qualification notifying it that The Hearing had been scheduled for January 23, 2020.

On December 17, 2019, the Company received a letter from NASDAQ Listing Qualifications that the Company no longer met the minimum of 500,000 of publicly held shares.

We have provided a response to the NASDAQ regulatory body of our plans. We believe that we have satisfied the first two letters by way of our 1 for 40 reverse for the minimum share price requirement. With our recent gain on the assignment transaction and note settlements described below, we will have in excess of $2.5 million of shareholders equity to satisfy the second letter. We have several options available to be in compliance with the third letter regarding the minimum publicly held share requirement and we expect to satisfy this requirement prior to the hearing date.

March 2019 Note Exchange:

On December 5, 2019, the Company entered into an exchange agreement with the holder of a majority of its March 2019 Convertible Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related March 2019 warrants. The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 notes and for the revised amortization schedule. The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange. We are currently in discussion with other noteholders to resolve our remaining note litigation.

January 6, 2020 contract assignment:

On January 6, 2020 the Company entered into an asset purchase agreement with a third party that assigned client contracts representing approximately 60% of the recurring business as of November 30, 2019 and certain operating assets in exchange for approximately $19.2 million of consideration. The Company received $9.7 million upon closing and expects to receive additional proceeds of approximately $2.4 million per year, payable monthly, for the next four years after certain transaction conditions are met. The exact figures for the recurring business transferred is not available as of the date of this filing.

Convertible Note Settlements and Litigation Settlements:

In January 2020, the Company settled or resolved a portion of its convertible note litigation as follows:

In January 2020, the Alpha Capital received a judgment of $500,000 plus accrued interest on their litigation claim representing March 2019 Note principal of $310,000 plus $190,000 of damages. The Company resolved the Alpha litigation by converting their remaining balance of the June 2018 and December 2018 notes in full by issuing 45,211 shares and paying the damages in cash. All balances were fully accrued for as of November 30, 2019.

On January 17, 2020, the Company and MEF I settled all claims and repaid all note principal remaining, accrued damages, and accrued interest with the conversion of $244,000 of June 2018 Note Principal and payment of $725,000 in cash. The total of $969,000 was fully accrued for as of November 30, 2019.

Performance Highlights

Q1 FYE 2019 vs. Q1 FYE 2018

•	Served approximately 270 clients and co-employed average 13,400 worksite employees, a 49% increase in average worksite employees compared to the same period in FYE 2019, and

•	Processed approximately $110.5 million in gross billings, an increase of 55.9% over the same period in 2018.

Our financial performance for the first quarter ended November 30, 2019, compared to the same quarterly period ended November 30, 2018, included:

Revenues increased 50.8% to $15.9 million resulting from increased number of worksite employees the Company is currently servicing and improvements to the average revenue per worksite employee. Average billed employees increased 44% over the fiscal 2019 quarter and the average revenue per worksite employee increased approximately 6% as the company shifts towards higher revenue, higher margin clients geared more towards our HRIS system.

Cost of Revenue increased 75.9% to $12.6 million due to increased number of worksite employees and a non-recurring credit of $1.0 million in the November 30 2018 quarter related to a reduction in cost of revenue attributable to taxes since the credit reduction for the state of California was waived in November 2018.

Gross profit decreased 5.0% to $3.2 million or 20.4% of revenues for the quarter ended November 30, 2019 from $3.4 million or 32.2% of revenues for the quarter ended November 30, 2018. Excluding the non-recurring tax related credit from fiscal 2019, gross profit increased 34.8% on a comparable basis.

Operating expenses increased by 18.8% to $5.6 million in the quarter ended November 30, 2019, from $4.7 million in the quarter ended November 30, 2018. Payroll related expenses, commissions and general and administrative expenses increased due to increased volume of operation and the addition of our in-house technical team, legal expenses in fiscal 2020 for increased litigation, offset by a decrease in external software development and marketing expenses.

Other expense, net decreased by 77% to $0.2 million resulting from the net effect of $0.2 million higher interest expense on our convertible notes, offset by a $0.9 million gain on the change in fair value of our debt related derivative liabilities.

Net Loss increased to $2.6 million or $2.86 per diluted share, from $2.2 million or $3.11 per diluted share.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended November 30, 2019, and 2018 (Unaudited).

	For the Three Months Ended November 30,
	2019	2018
		(Restated)
Revenues (gross billings of $110.7 million and $70.9 million less worksite employee payroll cost of $94.8 million and $60.4 million, respectively)	$15,866,000	$10,520,000

Cost of revenue	12,552,000	7,134,000
Gross profit	3,314,000	3,386,000
Operating expenses:
Salaries, wages and payroll taxes	2,283,000	1,872,000
Commissions	774,000	553,000
Professional fees	840,000	624,000
External Software development	353,000	310,000
General and administrative	1,401,000	1,316,000
Total operating expenses	5,651,000	4,675,000
Operating Loss	(2,337,000)	(1,289,000)

Other income (expense)
Interest expense	(1,161,000)	(957,000)
Change in fair value of derivative liability	942,000	-
Total other income (expense)	(219,000)	(957,000)

Net Loss	$(2,556,000)	$(2,246,000)

Net loss per common share
Basic and diluted	$(2.86)	$(3.11)

Weighted average number of common shares
Basic and diluted	893,094	723,033

Revenue for the three months ended November 30, 2019, increased by $5.3 million or 50.8% to $15.9 million compared to $10.5 million for the three months ended November 30, 2018.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended November 30, 2019, were earned from billings to clients to whom we provide HR and payroll services and consist of gross payroll, employer taxes, admin fees, and workers comp insurance premiums. Gross billings for the three months ended November 31, 2019, increased by 39.8 million or 56.1% to $110.7 million compared to $70.9 million for the three months ended November 30, 2018.

The gross payroll costs of our worksite employees account for 85.7 % and 85.2% of our gross billings for the three months ended November 30, 2019, and 2018, respectively. As such, the mark- up components of gross billings account for approximately 16.7% and 17.4% for the three months ended November 30, 2019, and 2018, respectively.

Revenues’ increase was primarily due to the increase in worksite employee by an average of 3,521 to an average of 8,990 employees, compared to 5,470 employees in the three months ended November 30, 2017. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage. Our cost of revenues for the three months ended November 30, 2019, increased by $5.5 million or 75.9% to $12.6 million, compared to $7.1 million for the three months ended November 30, 2018. The above increase was impacted by the reversal of approximately $1.0 million of California Federal unemployment Tax during the three months ended November 30, 2018 and which did not recur in the fiscal 2020 quarter. Excluding this credit, the cost of revenues increase attributable to the increase in worksite employees is $4.5 million, or 55% of adjusted fiscal 2019 cost of revenues and is consistent with the increase in revenues and gross billings increases.

Approximately $3.4 million is attributed to the additional worksite employees the Company is servicing, which increased by 3,521 from an average of 5,470 employees for the three months ended November 30, 2017, to an average of 8,990 employees for the three months ended November 30, 2018.

Gross Profit for the three months ended November 30, 2019, decreased by $0.1 million or 2.1% to $3.3 million, compared to $3.4 million for the three months ended November 30, 2018. The November 2018 quarter had two non-recurring events that resulted in $1.1 million of non-recurring year over year gross profit differences including the $1.0 million tax credit mentioned above. Excluding the non-recurring items for fiscal 2019 described above, the first quarter fiscal 2020 gross profit increased $1.0 million or 43.7% from the recurring gross margin of the quarter ended November 30, 2018.

Operating Expenses

The following table presents certain information related to our operating expenses (unaudited)

	Three months ended November 30,
	2019	2018	% Change
	(in thousands)	(in thousands)

Salaries, wages and payroll taxes	$2,283	$1,872	21.9%
Commissions	774	553	40.0%
Professional fees	840	624	34.6%
External Software development	353	310	13.9%
General and Administrative	1,401	1,316	6.5%
Total operating expenses	$5,651	$4,675	20.9%

Operating expenses increased $1.0 million or 20.9% to $5.7 million for the three months ended November 30, 2019 from $4.7 million for the three months ended November 30, 2018. The components of operating expenses changed as follows:

Salaries, wages and payroll taxes consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees and share based compensation and increased by $0.4 million or 21.9% from $1.9 million for the quarter ended November 30, 2018. The increase is due to the increase in corporate employees including the addition of our technical team hired to replace outside software developers at a higher average salary than previously hired corporate employees.

Commissions consist of commissions payments made to third party brokers and inside sales personnel. Commissions increased by $0.2 million or 40.0% to $0.8 million, from $0.6 million in the quarter ended November 30, 2018. Commissions are primarily associated with compensation to our sales force for sales as well as to our property and casualty agents. Commission expenses approximates 0.71% and 0.78% of our gross billings for the quarters ended November 30, 2019 and 2018, respectively.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the quarter ended November 30, 2019, increased by $0.2 million or 34.6% to $0.8 million, from $0.6 million for the quarter ended November 30, 2018. The increase is due to increased legal fees related to our note default and product development litigation.

External software development consists of payments to third party contractors for licenses, software development, IT related spending for the development of our HRIS platform and mobile application. External software development increased by $0.1 million, or 13.9% to $0.4 million from $0.3 million. The increase was due to increased license spending in the fiscal 2020 quarter and reduced contracted software development from the fiscal 2019 levels.

General and Administrative expenses consist of office rent and related overhead, marketing, insurance, penalties, business taxes, travel and entertainment, depreciation and amortization and other general business expenses. General and administrative expenses for the quarter ended November 30, 2019 increased by $0.1 million or 6.5% from $1.3 million for the quarter ended November 30, 2018. The increase is primarily due to higher depreciation and overhead offset by lower marketing spending.

Other expenses represented in the table below decreased from $0.9 million for the quarter ended November 30, 2018 to $0.2 million for the quarter ended November 30, 2019:

(unaudited)	For the three months ended November 30,
	2019	2018
		(Restated)
Interest expense	(1,161,000)	(947,000)
Change in fair value of derivative liability	942,000	-
Total other income (expense)	(219,000)	(947,000)

Interest Expense consists of cash interest on interest bearing notes, financing charges for the excess of fair value over carrying amounts of notes issued during any reporting period, amortization of recorded discount and associated deferred financing costs, and acceleration of discounts and deferred financing costs due to early conversions on notes payable. Interest expense increased by $0.2 million to $1.2 million for the quarter ended November 30, 2019 from $0.9 million in the quarter ended November 30, 2018. The increase is due to the increased interest expense and financing costs associated with our March 2019 convertible notes offset by a reduction in the similar expenses for our June 2018 notes and $0.3 million of default interest accrued on the remaining notes payable.

Change in fair value of derivative: The balance for the quarter ended November 30, 2019 represents the reduction in fair value of the derivative liabilities recorded with the March 2019 Notes payable. No such derivative existed during the quarter ended November 30, 2018.

Net loss. As a result of the explanations described above, the net loss for the fiscal quarter ended November 30, 2019, was $2.6 million, compared to a net loss of $2.2 million in the prior quarter representing an increase of $0.4 million or 13.8%. The increase in net loss was due to $1.1 million of additional operating losses consisting of $0.2 million lower gross margins resulting from a one time tax credit in the November 2018 quarter of $1.0 million offset by additional gross margin from revenue increases, and a $0.9 million increase in the operating expenses. The increase in operating losses were reduced by $0.5 million decrease in other expenses.

Liquidity and Capital Resources

As of November 30, 2019, the Company had cash of $0.1 million and a working capital deficiency of $18.5 million. During the quarter ended November 30, 2019, the Company used approximately $1.5 million of cash in its operations, consisting of a net loss of $2.6 million, reduced by net non-cash charges and gains of $0.3 million and working capital changes of $0.8 million. During the year ended August 31, 2019, the Company used approximately $2.1 million of cash in its operations, consisting of a net loss of $18.7 million, reduced by net non-cash charges and gains of $10.8 million and working capital changes of $6.0 million. The Company has incurred recurring losses resulted in an accumulated deficit of $48 million as of November 30, 2019. These conditions raise substantial doubt as to the Company’s ability to continue as going concern within one year from issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon generating profitable operations in the future and obtaining additional funds by way of public or private offering to meet the Company’s obligations and repay its liabilities when they become due. The Company has a recurring revenue business model that generated $12.4 million of gross profit for the year ended August 31, 2019 and $3.3 million for the quarter ended November 30, 2019..

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

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an Initial Public Offering (IPO) on NASDAQ on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs). As of November 30, 2019, all of the $6.8 million of principal was in default. Subsequent to November 30, 2019, approximately $2.7 million of the notes in default were exchanged for new convertible notes payable. See Notes 4 and 9 for additional information.

Subsequent to November 30, 2019 and as described in Note 9, in January 2020, the Company assigned approximately 60% of its customer contracts representing approximately 50% of its recurring gross profit in exchange for $9.7 million in cash and expects to receive $9.5 million ratably over the four years following the transaction close, subject to certain closing conditions. The Company will transfer $1.7 million of working capital after closing the transaction and approximately $6 million of the Company’s annualized gross profit.

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

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

	For the quarter Ended November 30,
	2019	2018
Gross Billings in millions	$110.7	$70.9
Less: Adjustment to gross billings	94.8	60.4
Revenues, in millions	$15.9	$10.5

	November 30, 2019	August 31, 2019	November 30, 2018
Active worksite employees (unaudited)	13,400	13,100	9,000

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at November 30, 2019, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 30, 2019, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of November 30, 2019, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2019, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation as of November 30, 2019, our management concluded that our internal controls over financial reporting were not effective as of November 30, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at November 30, 2019, relate to the following:

1. Lack of Adequate Finance and Accounting Personnel – The Company’s current accounting staff is small, and during the first fiscal quarter of 2020 we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with U.S. GAAP as well as meeting the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During 2019, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of a new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigations disclosed in our Annual Report in Form 10-K except as noted in Note 7 to the financial statements

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.**

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

ShiftPixy, Inc., a Wyoming corporation

DATE: January 21, 2020	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	January 21, 2020

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	January 21, 2020

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.**

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

