Form 10-Q
period 2020-02-29
ShiftPixy, Inc.
filed 2020-05-12
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

SEC File No. 001-37954

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Venture Suite 150, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

(888) 798-9100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former three months, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PIXY	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 11, 2020 was 1,520,560.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report on Form 10-Q, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-Q and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (hereinafter referred to as “we,” “us,” “our,” “Company” or “ShiftPixy”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

Our Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	February 29, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$397,000	$1,561,000
Accounts receivable, net	1,197,000	86,000
Unbilled accounts receivable	2,093,000	1,137,000
Note receivable, net	358,000	-
Deposit – workers’ compensation	262,000	235,000
Prepaid expenses	402,000	349,000
Other current assets	163,000	244,000
Current assets of discontinued operations	1,924,000	10,419,000
Total current assets	6,796,000	14,031,000

Fixed assets, net	2,923,000	3,320,000
Note receivable, net	5,372,000	-
Deposits – workers’ compensation	453,000	754,000
Deposits and other assets	104,000	124,000
Non current assets of discontinued operations	3,324,000	5,567,000
Total assets	$18,972,000	$23,796,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$2,673,000	$4,455,000
Payroll related liabilities	5,801,000	8,533,000
Convertible notes, net	1,427,000	3,351,000
Accrued workers’ compensation costs	262,000	235,000
Default penalties accrual	-	1,800,000
Derivative liability	294,000	3,756,000
Current liabilities of discontinued operations	1,924,000	10,058,000
Total current liabilities	12,381,000	32,188,000
Non-current liabilities
Convertible notes, net	609,000	-
Accrued workers’ compensation costs	771,000	525,000
Non-current liabilities of discontinued operations	5,652,000	3,853,000
Total liabilities	19,413,000	36,566,000
Commitments and contingencies
Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 1,103,643 and 907,047 shares issued as of February 29, 2020 and August 31, 2019	-	-
Additional paid-in capital	37,620,000	32,505,000
Treasury stock, at cost-0 and 13,953 shares as of February 29, 2020 and August 31, 2019	-	(325,000)
Accumulated deficit	(38,061,000)	(44,950,000)
Total stockholders’ deficit	(441,000)	(12,770,000)
Total liabilities and stockholders’ deficit	$18,972,000	$23,796,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues (gross billings of $16.1 million and $8.2 million less worksite employee payroll cost of $13.5 million and $7.0 million, respectively for the three months ended; gross billings of $32.6 million and $14.0 million less worksite employee payroll cost of $27.8 million and $12.0 million, respectively for six months ended)	$2,583,000	$1,186,000	$4,761,000	$2,020,000
Cost of revenue	2,124,000	1,011,000	4,178,000	1,659,000
Gross profit	459,000	175,000	583,000	361,000

Operating expenses:
Salaries, wages, and payroll taxes	1,802,000	1,089,000	3,452,000	2,030,000
Stock-based compensation – general and administrative	619,000	81,000	745,000	158,000
Commissions	40,000	34,000	111,000	66,000
Professional fees	997,000	895,000	1,837,000	1,519,000
Software development	350,000	718,000	703,000	1,028,000
Depreciation and amortization	239,000	191,000	480,000	379,000
General and administrative	403,000	988,000	1,564,000	2,116,000
Total operating expenses	4,450,000	3,996,000	8,892,000	7,296,000

Operating Loss	(3,991,000)	(3,821,000)	(8,309,000)	(6,935,000)

Other (expense) income:
Interest expense	(805,000)	(969,000)	(1,966,000)	(1,926,000)
Expense related to modification of warrants	(22,000)	-	(22,000)	-
Loss from debt conversion	(657,000)	--	(657,000)	--
Inducement loss	(567,000)	(1,555,000)	(567,000)	(1,555,000)
Change in fair value derivative and warrant liability	829,000	-	1,771,000	-
Gain on convertible note settlement	-	2,611,000	-	2,611,000
Gain on convertible note penalties accrual	760,000	-	760,000	-
Total other (expense) income \	(462,000)	87,000	(681,000)	(870,000)
Loss from continuing operations	(4,453,000)	(3,734,000)	(8,990,000)	(7,805,000)
Income (Loss) from discontinued operations
Income (Loss) from discontinued operations	(1,784,000)	1,594,000	197,000	3,418,000
Gain from asset sale	15,682,000	-	15,682,000	-
Total Income from discontinued operations, net of tax	13,898,000	1,594,000	15,879,000	3,418,000

Net income (loss)	$9,445,000	$(2,140,000)	$6,889,000	$(4,387,000)

Net Income (Loss) gain per share, Basic and diluted
Continuing operations	$(0.26)	$(4.79)	$(1.01)	$(10.35)
Discontinued operations
Operating income (loss)	(0.10)	2.04	0.02	4.53
Gain on sale of assets	0.92	-	1.76	-
Total discontinued operations	0.82	2.04	1.78	4.53
Net income (loss) per common share – Basic and diluted	$0.56	$(2.74)	$0.77	$(5.82)

Weighted average common shares outstanding – Basic and diluted	16,971,339	779,634	8,932,217	753,808

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended February 29, 2020 (Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 1, 2019	909,222	$-	$32,619,000	$(325,000)	$(47,506,000)	$(15,212,000)
Treasury Shares retired	(13,953)	-	(325,000)	325,000	-	-
Common shares issued for note exchange	21,750		200,000	-		200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Stock-based compensation expense	-	-	556,000	-	-	556,000
Common shares issued upon conversion of convertible notes and interest	148,122	-	2,215,000	-	-	2,215,000
Reclassification of derivative liabilities to paid in capital	-	-	1,691,000	-	-	1,691,000
Inducement loss on note conversions	37646	-	567,000	-	-	567,000
Modification of warrants	-	-	22,000	-	-	22,000
Net Income	-	-	-	-	9,445,000	9,445,000
Balance, February 29, 2020	1,103,643	$-	$37,620,000	$-	$(38,061,000)	$(441,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 29, 2020 (Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, September 1, 2019	909,222	$-	$32,505,000	$(325,000)	$(44,950,000)	$(12,770,000)
Treasury Shares retired	(13,953)	-	(325,000)	325,000	-	-
Common shares issued for note exchange	21,750		200,000	-		200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Stock-based compensation expense	-	-	670,000	-	-	670,000
Common shares issued upon conversion of convertible notes and interest	148,122	-	2,215,000	-	-	2,215,000
Reclassification of derivative liabilities to paid in capital	-	-	1,691,000	-	-	1,691,000
Inducement loss on note conversions	37,646	-	567,000	-	-	567,000
Modification of warrants	-	-	22,000	-	-	22,000
Net Income	-	-	-	-	6,889,000	6,889,000
Balance, February 29, 2020	1,103,643	$-	$37,620,000	$-	$(38,061,000)	$(441,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended February 28, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 1, 2018	745,572	$-	$20,963,000	$(28,469,000)	$(7,506,000)
Stock-based compensation expense	-	-	81,000	-	81,000
Common shares issued upon conversion of convertible notes and interest	32,846	-	3,246,000	-	3,246,000
Inducement loss from debt conversion	24,517		1,555,000	-	1,555,000
Net Loss	-	-	-	(2,140,000)	(2,140,000)
Balance, February 28, 2019	802,935	$-	$25,845,000	$(30,609,000)	$(4,764,000)

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 28, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2018	721,295	$-	$18,468,000	$(26,222,000)	$(7,754,000)
Warrants exercised for cash	6,688	-	660,000	-	660,000
Common stock issued for services rendered	966	-	113,000	-	113,000
Stock-based compensation expense	-	-	158,000	-	158,000
Common shares issued upon conversion of convertible notes and interest	49,469	-	4,891,000	-	4,891,000
Inducement loss from debt conversion	24,517	-	1,555,000	-	1,555,000
Net Loss	-	-	-	(4,387,000)	(4,387,000)
Balance, February 28, 2019	802,935	$-	$25,845,000	$(30,609,000)	$(4,764,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 29, 2020	February 28, 2019
OPERATING ACTIVITIES
Net Income (Loss)	$6,889,000	$(4,387,000)
Income from discontinued operations	15,879,000	3,418,000
Net loss from continuing operations	(8,990,000)	(7,805,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	480,000	379,000
Gain on convertible note settlement	-	(2,611,000)
Gain on convertible note penalties accrual	(760,000)	-
Amortization debt discount and debt issuance cost	2,313,000	1,895,000
Stock issued for services	75,000	113,000
Stock-based compensation- general and administrative	670,000	158,000
Expense related to warrant modification	22,000	-
Inducement loss on note conversions	567,000	1,555,000
Non-cash interest	-	298,000
Change in fair value of derivative and warrant liability	(1,771,000)	-
Changes in operating assets and liabilities
Accounts receivable	(1,111,000)	(55,000)
Unbilled accounts receivable	(956,000)	123,000
Prepaid expenses	(53,000)	268,000
Other current assets	81,000	39,000
Deposits – workers’ compensation	2,276,000	(4,197,000)
Deposits and other assets	20,000	26,000
Accounts payable	(901,000)	457,000
Payroll related liabilities	(2,732,000)	1,353,000
Accrued workers’ compensation	2,273,000	2,878,000
Other current liabilities	(1,894,000)	(199,000)
Total Adjustments	(1,401,000)	2,481,000
Net cash used in continuing operating activities	(10,391,000)	(5,324,000)
Net cash (used in) provided by discontinued operating activities	(204,000)	5,310,000
Net cash used in operating activities	(10,595,000)	(14,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(77,000)	(497,000)
Disposal of fixed assets	34,000	-
Proceeds from working capital adjustment – sale of assets	1,214,000	-
Proceeds from sale of assets	9,500,000	-
Net cash provided by (used in) investing activities	10,671,000	(497,000)

FINANCING ACTIVITIES
Repayment of convertible notes	(1,240,000)	-
Proceeds from exercise of warrants	-	660,000
Net cash provided by financing activities	(1,240,000)	660,000

Net increase (decrease) in cash	(1,164,000)	149,000
Cash - Beginning of Period	1,561,000	1,650,000
Cash -End of Period	$397,000	$1,799,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$315,000	145,000

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$2,215,000	4,891,000
Additional Principal to settle registration rights penalties	-	889,000
Common shares issued for services	75,000	-
Common shares issued for note exchange	200,000	-
Additional principal issued for note exchange	267,000	-
Discount recorded for asset sale note receivable	1,818,000
Reclassification of derivative liabilities to paid in capital	1,691,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

February 29, 2020

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated on June 3, 2015. The Company is a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant, hospitality and maintenance service trades. The Company’s focus is on the restaurant industry in Southern California.

The Company and its wholly-owned subsidiary Rethink, Inc. (“RT”) function as an employment administrative services (“EAS”) providers including services such as administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims and provides workers compensation coverage written in the names of the clients (as may be required by some states). The Company has built a human resources information systems platform to assist in customer acquisition and hopes that this mechanism may become a way to onboard new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”) when eligible clients recognize the value of the services provided by the parent Company. This platform is expected to facilitate additional value added services in future reporting periods. In January 2020, the Company sold Shift Human Capital Management Inc. (“SHCM”), previously a wholly-owned subsidiary of the Company, and assigned the majority of the Company’s billable clients to a third party for cash as described below in Note 3 and formed RT.

The Company is currently operating in one reportable segment.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended February 29, 2020, are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including long term notes receivable; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and EAS/human capital management services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. The Company enters into contracts with its clients for EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 30 days’ notice. Contract performance obligations are satisfied as services are rendered and the term between invoicing and when the performance obligations are satisfied is not significant. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. Payments for the Company’s services are typically made in advance of, or at the time the services are provided.

The Company accounts for its EAS revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers compensation premiums.

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s worksite employees which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets and were $280,000 and $170,000 as of February 29, 2020 and August 31, 2019, respectively.

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

No one individual client represents more than 10% of revenues for the three and six months ended February 29, 2020, and February 28, 2019, respectively. However, four clients represent 40% of total accounts receivable at February 29, 2020.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no impairments recognized for the periods ended February 29, 2020, and February 28, 2019.

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

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates. As of February 29, 2020, the Company classified $0.1 million in long term accrued workers’ compensation in the Company’s condensed consolidated balance sheets.

Sunz Program

Starting in July 2018, the Company’s workers’ compensation program for its worksite employees has been provided through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Company. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation, a long-term asset in its condensed consolidated balance sheets.

As of February 29, 2020, the Company had $0.2 million in deposit – workers’ compensation classified as a short-term asset and $0.5 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of February 29, 2020, the Company had short term accrued workers’ compensation costs of $0.2 million and long term accrued workers’ compensation costs of $0.7 million.

The Company retained workers compensation asset reserves and workers compensation related liabilities for former worksite employees of clients transferred to Vensure.  As of February 29, 2020, the retained workers compensation assets and liabilities are presented as a discontinued operations net asset or liability.  As of February 29, 2020 the Company had $2.0 million in both short term assets and short term liabilities and had $3.3 million of long term assets and $5.6 million of long term liabilities.

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

We expect additional workers compensation claims to be made by furloughed worksite employees as a result of the employment downturn caused by the COVID-19 pandemic. On May 4, 2020 the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers compensation insurance for their illnesses. We expect additional workers compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic and which could have a material impact to our workers compensation liability estimates. While we have not seen additional expenses as a result of any such potential claims, and which would be for reporting periods after February 29, 2020, we will continue to closely monitor all workers compensation claims made during the COVID-19 pandemic.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. FASB 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 29, 2020 and August 31, 2019, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximates fair value due to the short-term nature of the instruments. Convertible notes approximate fair value based on comparison of terms from similar instruments in the marketplace.

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

•	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2: Inputs to the valuation methodology include:

o	Quoted prices for similar assets or liabilities in active markets;

o	Quoted prices for identical or similar assets or liabilities in inactive markets;

o	Inputs other than quoted prices that are observable for the asset or liability;

o	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

o	If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not have any Level 1 or Level 2 assets and liabilities at February 29, 2020 or August 31, 2019. The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale described below and the derivative liabilities associated with its March 2019 Notes (as defined below) (see Note 4), consisted of conversion feature derivatives and warrants, are Level 3 fair value measurements.

Level 3 assets and liabilities:

The Note Receivable, as described in Note 3 was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. We valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate which contemplates the risk and probability assessments of the expected future cash flows. The fair value assumptions have not changed as of February 29, 2020 and any impact to the fair value was immaterial. The only impact recorded to the Note Receivable during the quarter related to working capital adjustments of $1.9 million. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements. We believe there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable is based on gross profits generated by the clients transferred to Vensure. Those transferred clients may have their business impacted due to the pandemic which in turn would result in lower gross profits. While we believe the current valuation of the Note Receivable is properly recorded as of February 29, 2020, a material change in the business transferred may result in an impairment of this asset. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of February 29, 2020:

	March 2019 Conversion Feature	March 2019 Warrant Liability	Total
Balance at August 31, 2019	$2,852,000	$904,000	$3,756,000
Reclassification to APIC due to note settlements, exchanges or conversions	(1,652,000)	(39,000)	(1,691,000)
Change in fair value	(1,088,000)	(683,000)	(1,771,000)
Balance at February 29, 2020 (unaudited)	$112,000	$182,000	$294,000

As of February 29, 2020 and August 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures and the fair value of the warrant liabilities based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The Company used the following assumptions to estimate fair value of the derivatives as of February 29, 2020, using the $12.20 per share floor conversion price for the convertible notes and the exercise price of $40 per share for the warrants:

	March 2019 Conversion Feature	March 2019 Warrant Liability
	(unaudited)	(unaudited)
Risk free rate	0.66%	0.89%
Market price per share	$7.33	$7.33
Life of instrument in years	0.54	4.03
Volatility	83%	102%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended February 29, 2020 and February 28, 2019, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Research and Development

During the three months ended February 29, 2020 and February 28, 2019, the Company incurred research and development costs of approximately $0.8 million and $1.6 million, respectively. During the six months ended February 29, 2020 and February 28, 2019, the Company incurred research and development costs of approximately $2.1 million and $2.5 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s Human Resources Information System (“HRIS”) platform and related mobile application. In addition, $0 and $0.4 million of software costs were capitalized for the three and six months ended February 29, 2020 and February 28, 2019, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company recorded a net costs totaling $179,000 and $183,000 for the three and six months ended February 29, 2020, respectively, and expenses of $503,000 and $582,000 for the three and six months ended February 28, 2019, respectively.

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

Reverse Stock Split

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common shares and common share equivalents are presented retroactively to reflect the reverse split.

Earnings (Loss) Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

The number of shares used for the weighted average number of common shares outstanding for the earnings per share for the three and six months ended February 29, 2020 was increased by 24,634,560 shares effective as of January 1, 2020. This increase reflects the inclusion of common shares issuable upon full exercise of options to purchase a similar number of preferred shares and full conversion of those preferred shares to common shares. The preferred share option was deemed to be exercisable into preferred shares on the effective date of the Asset Sale transaction as described in Note 3. The one to one ratio of conversion of preferred shares to common shares was set on March 25, 2020 as described in Note 10.

Securities used in, or that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the Three Months Ended February 29, 2020	For the Three Months Ended February 28, 2019

Options	43,406	36,896
Senior Secured Convertible Notes (Note 4)	298,954	118,495
Warrants	131,558	87,783
Total potentially dilutive shares	473,918	243,174

Stock-Based Compensation

At February 29, 2020, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations on their fair values.

The grant date fair value is determined using the Black-Scholes-Merton pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

The Company elected to account for forfeitures as they occur, as such, compensation cost previously recognized for an award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.

Treasury Stock

Treasury stock represents shares of common stock provided to the Company in satisfaction of the related party advance, described in Note 13. Shares of common stock provided are recorded at cost as treasury stock. The Company retired all of its treasury stock outstanding as of August 31, 2019 in fiscal 2020. Any treasury stock retired is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Reclassifications

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholder’s equity.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

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

In February 2016, the FASB issued new accounting guidance on leases ASU 2016-02, Leases. The new standard requires that a lessee recognize assets and liabilities on the balance sheet for leases with terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. In April 2020, the FASB voted to defer the effective date for private companies for one year. The updated effective date will be for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption. The Company expects to adopt the guidance using the modified retrospective method.

Note 3 – Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019 and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement (the “Asset Sale”). Gross proceeds from the sale was $19.2 million of which $9.7 million was received at closing and $9.5 million will be paid out in equal monthly payments over the next four years (the “Note Receivable”), subject to adjustments for working capital and customer retention over the twelve month period following the Asset Sale.

The following is a reconciliation of the gross proceeds to the net proceeds from the Asset Sale as presented in the statement of cash flows for the period ending February 29, 2020.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Discount recorded	(1,818,000)
Less: Transaction reconciliation – working capital adjustment	(1,943,000)
Adjusted Note Receivable	5,739,000
Short-term note receivable	358,000
Long-term note receivable	$5,381,000

The Asset Sale generated a gain of $15.7 million for the three months ended February 29, 2020. The Company expects a minimal tax impact from the Asset Sale as it intends to utilize its net operating losses accumulated since inception to offset the gain resulting discontinued operations tax provision with a corresponding offset to the valuation allowance.

The Asset Sale met the criteria of discontinued operations set forth in ASC 205 and as such the Company has reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations for all periods presented. The Company recorded the Note Receivable net of a discount using its estimated cost of capital as a discount rate of (10%).

The Asset Sale calls for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross profit of the business transferred is less than the required amount. Through February 29, 2020, the Company has identified $1,943,000 of working capital adjustments including $88,000 related to lower net assets transferred at closing, $201,000 of liabilities paid on behalf of the Company, and $1,664,000 of cash remitted to the Company’s bank accounts by former clients. Under the terms of the Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of coronavirus disease 2019 (“COVID-19”), the reconciliation remains unresolved. The working capital adjustment recorded as of February 29, 2020 represents the Company’s estimate of the reconciliation. There is no assurance that the working capital change identified as of February 29, 2020 represents the final working capital adjustment.

The carrying amounts of the classes of assets and liabilities from the Asset Sale included in discontinued operations were as follows:

	February 29, 2020	August 31, 2019
	Unaudited	Unaudited
Cash	$-	$-
Accounts receivable and unbilled account receivable	-	8,526,000
Prepaid expenses and other current assets	-	171,000
Deposits – workers’ compensation	1,924,000	1,722,000
Total current assets	1,924,000	10,419,000
Fixed assets, net	-	40,000
Deposits – workers’ compensation	3,324,000	5,527,000
Total assets	$5,248,000	$15,986,000

Accounts payable and other current liabilities	$-	$457,000
Payroll related liabilities	-	7,879,000
Accrued workers’ compensation cost	1,924,000	1,722,000
Total current liabilities	1,924,000	10,058,000
Accrued workers’ compensation cost	5,652,000	3,853,000
Total liabilities	7,576,000	13,911,000

Net assets/(liability)	$(2,328,000)	$2,075,000

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues (gross billings of $26.3 million and $74.4 million less worksite employee payroll cost of $22.8 million and $62.4 million, respectively for the three months ended; gross billings of $120.4 million and $139.4 million less worksite employee payroll cost of $103.3 million and $117.7 million, respectively for six months ended)	$3,450,000	$12,002,000	$17,138,000	$21,688,000
Cost of revenue	5,038,000	8,956,000	15,535,000	15,442,000
Gross profit (loss)	(1,587,000)	3,046,000	1,603,000	6,246,000

Operating expenses:
Salaries, wages and payroll taxes	152,000	898,000	658,000	1,752,000
Commissions	45,000	554,000	748,000	1,076,000
Total operating expenses	197,000	1,452,000	1,406,000	2,828,000

(Loss) income from discontinued operations	$(1,784,000)	$1,594,000	$197,000	$3,418,000

Note 4: Going Concern

As of February 29, 2020, the Company had cash of $0.4 million and a working capital deficiency of $5.6 million. During the six months ended February 29, 2020, the Company used approximately $10.4 million of cash from its continuing operations and repaid $1.2 million of convertible notes, after receiving $9.5 million of cash from the Asset Sale described below. The Company has incurred recurring losses resulting in an accumulated deficit of $38.1 million as of February 29, 2020. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

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

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an IPO on The Nasdaq Stock Market LLC (“Nasdaq”) on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and April 15, 2020 all litigation related to the convertible notes was resolved and all June 2018 Notes, all 8% Senior Secured Convertible Notes issued in December 2018 (the “December 2018 Notes”) and $4.0 million of the Convertible Notes issued in March 2019 (the “March 2019 Notes” and, together with the June 2018 Notes and the December 2018 Notes, the “Convertible Notes” or the “Senior Secured Convertible Notes Payable”) were repaid or converted into equity. The remaining $1.0 million of March 2019 Notes are due in September 2020 and were amended in March 2020 to a fixed conversion price of $9.20 per share.

In January 2020, the Company assigned approximately 88% of its customer contracts in exchange for $9.7 million in cash at closing and received an additional $1.0 million of cash, net of $0.9 million of cash transferred and expects to receive an additional $7.5 million over the four years following the closing of the Asset Sale, subject to certain closing conditions. The Company transferred $1.6 million of working capital including $0.9 million of cash and the business transfer represented approximately $6 million of the Company’s annualized gross profit.

The Company continues to experience significant growth in the number of worksite employees, which would generate additional administrative fees that would offset the current level of operational cash burn. The Company retained the high growth business which increased over 100% of billings and revenue growth. The Company also retained the rights to monetize the existing pool of worksite employees and has begun to roll out its delivery and scheduling applications to its customers.

The Company has and will be impacted by the Covid-19 pandemic. The current business focus is on providing payroll services for the restaurant and hospitality industries which have seen a significant reduction in payroll and consequently a reduction in payroll processing fees. To date, some of our clients have received Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) benefits to offset this reduction but not at significant levels and our business has been impacted since the Covid-19 lockdown starting in March 2020. If the lockdown continues, our clients delay hiring or rehiring employees, or if our clients shut down operations, our ability to generate operational cash flows may be significantly impaired.

The Company’s management believes, but cannot be certain, that the Company’s current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty.

Note 5: Senior Secured Convertible Notes Payable

The Company has issued three series of senior secured convertible notes payable. In general, each series is convertible into common shares of the Company. Senior Secured Convertible Notes Payable consist of the following:

	February 29	August 31,
	2020	2019
	(unaudited)
Senior Secured Convertible notes, Principal	$3,647,000	$6,808,000
Less: debt discount and deferred financing costs	(1,611,000)	(3,457,000)
Total outstanding convertible notes, net	$2,036,000	$3,351,000
Less: current portion of convertible notes payable	(1,427,000)	(3,351,000)
Long-term convertible notes payable	$609,000	$-

The following table rolls forward the Convertible Notes Payable balances from August 31, 2019 to February 29, 2020:

	Gross Principal	Deferred Financing Costs	Note Discount	Net
Balance at August 31, 2019	$6,808,000	$(344,000)	$(3,113,000)	$3,351,000
Repayments in cash	(1,240,000)	-	-	(1,240,000)
Conversions to common shares	(2,188,000)	-	-	(2,188,000)
Notes issued for exchange	267,000			267,000
Additional note discount issued - exchange			(467,000)	(467,000)
Acceleration of discount and deferred financing costs -	-	62,000	595,000	657,000
Amortization of Interest Expense	-	150,000	1,506,000	1,656,000
Balance at February 29, 2020	3,647,000	(132,000)	(1,479,000)	2,036,000
Less Current Amount	(2,327,000)	132,000	718,000	(1,427,000)
Long Term Balance at February 29, 2020	$1,320,000	$-	$(711,000)	$609,000

The following table outlines the gross principal balance roll forward for each series from August 31, 2019 to February 29, 2020. Each series is described in further detail below.

	June 2018 Notes	December 2018 Notes	March 2019 Notes	December 2019 Notes	Total
Gross Balance at August 31, 2019	$1,466,000	$867,000	$4,475,000	$-	$6,808,000
Exchanged for December 2019 Notes		(222,000)	(2,445,000)	2,934,000	267,000
Conversions to Common Shares	(759,000)	(422,000)	(714,000)	(293,000)	(2,188,000)
Repayments in cash	(707,000)	(223,000)	(310,000)	-	(1,240,000)
Gross Balance	-	-	1,006,000	2,641,000	3,647,000

Less: Discount and Debt Issuance Costs:	-	-	(400,000)	(1,211,000)	(1,611,000)
Carrying Balance at February 29, 2020	-	-	606,000	1,430,000	2,036,000
Less: Current Amount	-	-	(606,000)	(821,000)	(1,427,000)
Long-term Balance at February 29, 2020	$-	$-	$-	$609,000	$609,000

During the three and six months ended February 29, 2020 the Company amortized $802,000 and $1,656,000, respectively, and for the three and six months ended February 28, 2019 the Company amortized $722,000 and $1,433,000, respectively, to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the June 2018 Notes, the March 2019 Notes, and the December 2019 Exchange Notes (as defined below).

On June 3, 2019, an institutional investor filed a claim in the United States District Court, Southern District of New York seeking preliminary injunctive relief against the Company to immediately deliver one million shares of the Company’s common stock and to honor all future conversion requests duly submitted in accordance with the terms of the notes.

On June 7, 2019, and June 10, 2019, the Company received notices from two of its institutional investors that the Company was in default due to missed principal and interest payments under the terms of the Convertible Notes. On June 27, 2019, the Company reported that is has informed its Convertible Note holders that it will cease honoring conversion requests of the 2018 and 2019 Notes forcing a voluntary default of these instruments.

During the three months ended February 29, 2020, the Company resolved all litigation related to its outstanding notes and the Convertible Notes are no longer in default.

On December 6, 2019, the Company entered into an exchange agreement with the holder of a majority of its March 2019 Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 Notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020 of 12.5% of the principal balance as of January 31, 2020 payable in cash, and removed certain anti-dilution terms of the related warrants (the “March 2019 Warrants”). The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 Notes and for the revised amortization schedule. The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 Notes to $244,000 and from $2,445,000 for the March 2019 Notes to $2,690,000 for a combined revised principal balance of $2,934,000. On December 11, 2019, the Company issued 21,750 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration. The Company provided for up to 10% of the revised combined principal of $2,934,000 to be converted at a reduced price of $12.20 per share until January 31, 2020. In January 2020, the investor converted $293,000 into 24,049 shares of common stock. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification. The Company recorded an additional note discount of $467,000 representing the combined additional shares issued, valued at $200,000 and the additional $267,000 in notes issued in the exchange. See also the section entitled “December 2019 Exchange” below.

One investor received a legal judgement for $500,000 plus default interest of $52,000. The judgement was paid in cash in January 2020 which included the repayment of $310,000 principal of the March 2019 Notes. Upon payment of the legal judgement, the litigation was resolved with this investor.

The Company settled all legal claims with two investors by entering into settlement agreements and by payment of $2,047,000 in cash and the issuance of 103,593 shares of common stock. The settlements resulted in the elimination of combined default penalties, default interest, and $2,194,000 of principal of the June 2018 Notes, the December 2018 Notes, and the March 2019 Notes.

The Company reduced the conversion price of the remaining the June 2018 Notes and the December 2018 Notes payable to $12.20 and $500,000 of the June 2018 Notes and the December 2018 Notes were converted into 41,004 shares of common stock. An additional 4,207 shares of common stock were issued in settlement of default interest of 51,000.

One investor converted $130,000 of the March 2019 Note principal and $28,000 of accrued default interest at $12.20 per share into 12,915 shares of common stock.

One investor converted $293,000 of the December 2019 Notes into 24,049 shares at a conversion price of $12.20 per share.

As a result of these settlements and conversions, the Company recorded $567,000 of additional expense for debt conversion inducement representing the value of the shares issued at market and the $12.20 per share conversion price on the date of issuance.

The Company had previously recorded $1,800,000 of accrued interest and penalties as of August 31, 2019. As a result of the settlements and resolution of litigation, the Company recorded a gain of $760,000 for the three months ended February 29, 2020. The Company retained $210,000 of accrued penalties for $210,000 of claims made by note holders which were settled in March 2020.

December 2019 Exchange

The terms of the December 2019 Exchange Notes are summarized as follows:

•	Term: April 1, 2022;
•	Coupon: 0%;
•	Default interest rate: 18%;
•	10% of the revised note balance may be converted at $12.20 per share until January 31, 2020
•	Remainder Convertible at the option of the holder at any time at a price of $40 per share but subject to down round price protection;
•	Amortization payment of 12.5% of January 31, 2020 principal balance payable in cash
•	Alternate conversion percentage is 75% if the alternate conversion is an alternate conversion event of default as a result of bankruptcy or default related to missed amortization payment, subject to a floor conversion price of $1.84 per share 80% for all alternate event of default conversion or 85% is such alternate conversion is an alternate optional conversion;
•	Redemption at the option of the Company at 15% premium at any time.

In March 2020, the terms of the December 2019 Exchange Notes were modified to change the conversion price to a fixed conversion price of $9.20 per share. In April 2020, all remaining December 2019 Exchange Notes were converted at the revised conversion price. See also Subsequent Events Note 10.

March 2019 Bridge Financing

On March 12, 2019, the Company issued the March 2019 Notes in the principal amount of $4,750,000 with an original issue discount of $1 million for a purchase price of $3,750,000 to certain of its existing institutional investors which mature on September 12, 2020. The Company received net cash proceeds of $3.3 million to be used for mobile application development and working capital. The Company incurred approximately $0.5 million of debt issuance costs that are incremental costs directly related to the issuance of the bridge financing senior convertible notes payable.

The terms of the March 2019 Notes are summarized as follows:

•	Term: September 12, 2020;
•	Coupon: 0%;
•	Default interest rate: 18%;
•	Original issue discount: $1,000,000;
•	Convertible at the option of the holder at any time;
•	Initial conversion price is set at $66.80 but subject to down round price protection;
•	Alternate conversion price at the greater of the floor price of $12.20 and the lower of the conversion price in effect and alternate conversion percentage of the lowest VWAP of the common share during the 10 consecutive trading day prior to the applicable conversion date;
•	Alternate conversion percentage is 75% if the alternate conversion is an alternate conversion event of default as a result of bankruptcy or 80% for all alternate event of default conversion or 85% is such alternate conversion is an alternate optional conversion;
•	Redemption at the option of the Company at 15% premium at any time after 45 days from March 12, 2019.

In December 2019, the holder of $2,445,000 of March 2019 Notes exchanged these notes for December 2019 Notes as described above.

In March 2020, the terms of the March 2019 Notes were modified to change the conversion price to a fixed conversion price of $9.20 per share. See also Subsequent Events Note 10.

Note 6: Stockholders’ Equity

Preferred Stock

As previously disclosed by the Company, in September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company. The number of options granted were based upon the number of shares held at that time.  These options are nontransferable and forfeited upon the sale of the related founding shares of common stock.  Upon the occurrence of certain specified events, such founding shareholders could exercise each option to purchase one share of preferred stock of the Company for $0.0001 per share. The preferred stock that is the subject of such options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of common stock on a one-for-one basis. The options became exercisable to purchase shares of preferred stock upon the Asset Sale in January 2020.  As of the date of this filing, options exercisable for up to 24,634,560 shares of preferred stock convertible into 24,634,560 shares of common stock are outstanding. The right to exercise the options terminates on December 31, 2023. As stated above, the amount of such options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by such founding shareholders at the time such options were issued. Accordingly, in order to confirm the original intent of the granting of up to 50,000,000 of such options to two of our founding shareholders, Scott W. Absher and Stephen Holmes, at some point in the future the Company intends to adopt a second grant of options, exercisable upon the occurrence of certain specified events, granting an additional 12,500,000  options to each of Scott W. Absher and Stephen Holmes whereby each option permits the holder to acquire one share of preferred stock of the Company for $0.0001 per share.  Each share of preferred stock will be convertible into common stock on a one-for-one basis.

Common Stock and Warrants

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common shares and common share equivalents are presented retroactively to reflect the reverse split.

During the three and six months ended February 29, 2029, the Company issued the following common shares

•	185,768 shares of Common Stock were issued for the conversion of 2,187,000 of June 2018 Notes, December 2018 Notes, March 2019 Notes, and December 2019 Notes payable and $79,000 of related default interest payable.

•	21,750 shares of Common Stock valued at $200,000 was issued as an inducement to exchange $2.7 million of March 2019 Notes for $2.9 million of December 2019 Exchange Notes.

•	856 shares of Common Stock were issued to two directors for services valued at $7,000.

During the three and six months ended February 29, 2019

The following tables summarize our warrants outstanding as of February 29, 2020:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2019	107,409	4.3	$83.21
Issued	53,273	4.0	40.00
(Cancelled)	(29,124)	3.8	$40.00
Warrants outstanding, February 28, 2019	131,558	3.8	$47.71
Warrants exercisable, February 28, 2019	131,558	3.8	$47.71

The following tables summarize our warrants outstanding as of February 29, 2020:

	Warrants Outstanding	Weighted average life of outstanding warrants in years	Exercise price
March 2019 Warrants (1)	41,430	4.0	$40.00
Amended March 2019 Warrants (2)	66,288	4.0	40.00
March 2019 Services Warrants (3)	3,366	4.0	70.00
June 2018 Warrants (4)	12,552	3.8	40.00
June 2018 Services Warrants (5)	5,422	3.8	99.60
2017 PIPE Warrants	2,500	2.3	$276.00
	131,558	3.8	$47.71

(1)	Warrants have full-ratchet price reset provisions. Issuance of certain securities below the then exercise price will result in a reduction of the exercise price and an increase in the warrants outstanding and exercisable. In March 2020 these warrants were exchanged for common shares and are no longer outstanding as of the date of this report.

(2)	Warrants include 13,015 March 2019 warrants that were amended in December 2019 to modify the exercise price to a fixed exercise price of $40.00 per share from $70 per share and an additional 53,273 warrants issued during the December 2019 Note exchange.

(3)	Warrants were issued for services rendered in March 2019.

(4)	Warrants were issued in conjunction with the June 2018 Note series and have price reset protection. The price was reset to $40 per share in December 2019. The difference in fair value of the change in exercise price of the June 2018 Warrants was valued using the binomial method and recorded to other expenses.Issuance of certain securities below the then exercise price will result in a reduction of the exercise price to the price or value of the shares issued or deemed to be issued.

(5)	Warrants were issued as compensation for services rendered in June 2018.

All warrants outstanding and exercise prices have been adjusted to reflect the 1:40 reverse split.

Note 7: Stock based Compensation

The Company granted no options during the six months ended February 29, 2020. The Company recognized approximately $556,000 and $670,000 of compensation expense for the three and six months ended February 29, 2020, respectively. During the three months ended February 29, 2020, the Company fully vested all options granted to personnel who were terminated as a result of the Asset Sale which resulted in the acceleration of 9,737 options and $483,000 of stock based compensation. The Company recognized approximately $81,000 and $158,000 of stock-based compensation in the three and six months ended February 28, 2019, respectively.

The total intrinsic value of options as of February 29, 2020, and February 28, 2019, was $0.

At February 29, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.1 years for outstanding grants was $0.7 million.

A summary of option activity was as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)

Balance, August 31, 2019	50,749	8.95	$95.20
Granted	–	–	–
Exercised	–	–	–
Forfeited	(7,343)	8.54	69.85
Balance at February 29, 2020	43,406	8.41	$99.55

Options outstanding as of February 29, 2020 had aggregate intrinsic value of $0.

Option vesting activity was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)

Balance, August 31, 2019	10,291	8.04	$152.80
Vested	13,199	8.53	108.89
Exercised	–	–	–
Forfeited	(1,305)	5.15	140.09
Balance at November 30, 2019	22,185	8.05	$127.49

The following table summarizes information about stock options outstanding and vested at February 29, 2020:

	Options Outstanding and Exercisable			Options Vested
		Weighted
		Average	Weighted		Weighted	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Options	Life	Price	Options	Life	Price
		(In years)			(In years)

$18.80-$40.00	5,375	9.27	$24.35	250	9.42	$20.00
$40.01–$80.00	13,729	9.09	51.21	4,896	9.09	51.23
$80.01–$120.00	10,553	8.22	102.93	6,394	8.22	102.46
$120.01–$160.00	12,625	7.55	155.28	9,521	7.49	155.12
$160.01-$391.60	1,124	7.38	391.60	1,124	7.38	391.60
	43,406	8.41	$99.55	22,185	8.05	$127.49

The number of options and exercise prices have been presented retroactively for the 1 for 40 December 17, 2019 reverse split.

Note 8: Related Parties

J. Stephen Holmes, our Sales Manager, is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $360,000 in professional fees for management consulting services in the three and six months ended February 28, 2019 in the three and six months ended February 29, 2020, respectively.

On December 23, 2019, the Company issued 428 shares to each of Messrs. Higgins and White, both Directors of the Company, in settlement of shares promised in December 2018 but not issued. The fair value on the date issued for the combined issuance of 856 shares was $7,000.

Note 9: Contingencies

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

Convertible Note Related Litigation

During 2019, three of the Company’s note holders filed legal complaints. During the three months ended February 29, 2020 all Convertible Note related litigation was resolved as follows:

Alpha Capital v. ShiftPixy, Inc.

On July 3, 2019, the Company was served with a complaint filing by Alpha Capital Anstalt (“ACA”) in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes, specifically one for $310,000 submitted on June 20, 2019. ACA sought an injunction requiring the Company to issue 25,000 common shares, damages for the claimed breaches, and attorney’s fees. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. As of November 30, 2019, the Company had convertible notes outstanding with ACA for approximately $1.7 million consisting of $0.3 million of the June 2018 Notes, $0.2 million of the December 2018 Notes and $1.2 million of the March 2019 Notes. In January 2020, Alpha was awarded a judgement for $500,000 consisting of the $310,000 notes and $190,000 of damages and accrued interest of $51,000. On January 16, 2020 Alpha Capital converted all remaining June 2018 Note and December 2018 Note balances at $12.20 per share. On January 20, 2020 the Company paid the damages award including interest in cash and resolved the litigation.

Dominion Capital LLC v. ShiftPixy, Inc.

On July 18, 2019, the Company was served with a complaint filing by Dominion Capital LLC in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes. Dominion sought injunctive relief, injunction to prohibit buyback, breach of contract on the June 2018 Notes, the December 2018 Notes, and the March 2019 Notes, and declaratory judgment. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. On January 22, 2020, the Company settled all claims and repaid all remaining notes and cancelled all related warrants by issuing 83,593 shares of common stock on the date of issuance and paid cash of $1,322,000.

MEF I, LP v. ShiftPixy, Inc.;

On August 27, 2019, MEF I, LP (“MEF”) filed a complaint in the United States District Court, Southern District of New York. MEF seeks monetary relief of $2.1 million and seeks to appoint themselves as receiver of the Company. As of August 31, 2019, the Company had convertible notes outstanding to MEF at approximately $0.7 million face value consisting of approximately $0.5 million and $0.2 million for the June 2018 Notes and the December 2018 Notes, respectively. In November 2019, the Company filed a motion in response to the receiver request. On January 17, 2020, the Company and MEF I settled all claims and repaid all note principal remaining, accrued damages, and accrued interest and cancelled the June 2018 Warrants with the issuance of 20,000 shares of common stock and payment of $725,000 in cash.

See also Note 5 above.

Kadima Ventures

The Company is in dispute with its software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $8.5 million to complete. As of the date of this Report, the Company has spent approximately $11 million but has not received the majority of certain software modules. In addition to the non-delivery of the paid for user features, Kadima asserts that it is owed additional funds to turn over the work completed. The Company initiated litigation to force the delivery of the software modules paid for through fiscal 2019 and exit the development engagement. In April 2019, Kadima filed a complaint against ShiftPixy in the County of Maricopa, AZ alleging breach of contract, promissory estoppel and unjust enrichment and has demands for an additional $10 million prior to releasing the remaining features. The parties agreed to a transfer of the matter to an Arizona Commercial Court with the expectation that the matter would be sent to arbitration or mediation. In October 2019, Kadima provided the software code to a third party for technical evaluation of the software in question. The Company expects to enter into mediation once the technical evaluation is completed later in fiscal 2020. . The parties have agreed to a stay on the proceedings until July 2020.

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

Note 10: Subsequent Events

In March 2020, our business was impacted by the COVID-19 global pandemic. A significant portion of our business includes restaurants, typically franchise food operators, which were required by the State of California to cease all in-store dining during the COVID-19 shutdown. This has impacted their revenue sources and has resulted in staff layoffs and lower payroll billings processed, beginning in the middle of March 2020, and continuing through the date of this report. In May 2020 the State of California announced that workers who were required to work outside their homes during the lockdown would be potentially eligible for workers compensation if they became ill for a 60 day period announced to be between March 19 until May 19. To date, we have not been notified of any such claims.

In March 2020, three investors converted $1,047,000 of the Company’s Convertible Notes and $25,000 of accrued default interest into 135,507 shares of common stock at a conversion price of $9.20 per share.

On March 23, 2020, the Company entered into the following Amendment and Exchange Agreements (the “Amendment and Exchange Agreements”) with certain institutional investors, pursuant to which the Company amended and restated certain existing notes (the “Amended and Restated Notes”) and issued (i) convertible notes in an aggregate principal amount of $167,000 convertible into shares of common stock at a conversion price of $9.20 per share of common stock (the “Exchange Notes”), (ii) warrants to purchase an aggregate of 162,950 shares of common stock at an exercise price of $10.17 per share of common stock (the “Exchange Warrants”) and (iii) an aggregate of 82,654 shares of common stock (collectively, the “Exchange Securities”):

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement (the “Alpha Amendment and Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”) pursuant to which the Company (a) issued to Alpha an Amended and Restated Note in an aggregate principal amount of $723,000, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Alpha, issued to Alpha (i) 66,123 shares of common stock, (ii) an Exchange Warrant to purchase 130,360 shares of common stock and (iii) an Exchange Note in an aggregate principal amount of $145,000.

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement (the “Osher Amendment and Exchange Agreement”) with Osher Capital Partners LLC (“Osher”) pursuant to which the Company (a) issued to Osher an Amended and Restated Note in an aggregate principal amount of $108,000, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Osher, issued to Osher (i) 16,531 shares of common stock, (ii) an Exchange Warrant to purchase 32,590 shares of common stock and (iii) an Exchange Note in an aggregate principal amount of $22,000.

On March 24, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with CVI Investments, Inc. (“CVI”) pursuant to which CVI exchanged its outstanding senior convertible note due 2022 for (i) a warrant (the “Exchange Warrant”) to purchase 260,719 shares of common stock and (b) a senior convertible note in an aggregate principal amount of $1,829,000 convertible into shares of common stock at a conversion price of $9.20 per share.

On April 15, 2020, CVI converted$1,829,000 of its senior convertible notes into 198,756 shares of common stock.

On March 25, 2020, the Company filed Amended and Restated Articles of Incorporation (the “Restated Articles of Incorporation”) with the Wyoming Secretary of State, which were approved by the Company’s board of directors and its shareholders representing a majority of its outstanding shares of capital stock. The Restated Articles of Incorporation, among other things, set conversion rights for the Company’s Class A Preferred Stock, par value $0.0001 per share, to convert into shares of common stock on a one-for-one basis.

Management has evaluated subsequent events pursuant to the issuance of the interim unaudited consolidated financial statements and has determined that other than listed above, no other subsequent events exist through the date of this Report.

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

Our Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”) includes references to our performance measures presented in accordance with GAAP and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

Overview

Our current business, and the primary source of our revenues to date, has been under a traditional staffing services business model. Our initial market focus is to use this traditional approach, coupled with developed technology, and address an underserved market containing predominately lower wage employees with high turnover, in light industrial, services, and food and hospitality. We provide human resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the fiscal year ended August 31, 2019 we processed over $350 million of payroll billings. Our business has significantly grown for each year since inception and we expect to continue our track record of significant customer growth. However, we have experienced losses to date as we have invested in both our technology solutions as well as the back-office operations required to service a large employee base under a traditional staffing model.

We are currently focused on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates We believe that our focus on these industries will be better served by our Human Resources Information System (“HRIS”) technology platform which provides payroll and human resources tracking for our clients and will result in lower operating costs, improved customer experience and revenue growth acceleration. All of our clients enter into service agreements with us or our wholly-owned subsidiary, ReThink Human Capital Management, Inc.

Our revenues through the first half of fiscal 2020 primarily consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the applicable taxation authority, and workers compensation premiums billed to the client for which we facilitate workers compensation coverage. Our costs of revenues consist of accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers compensation reserves. Our cash balances related to these reserves are carried as assets and our estimates of projected workers’ compensation claims are carried as liabilities. Since 2019, we have provided a self-funded workers compensation policy for up to $500,000 and purchase reinsurance for claims in excess of $500,000. As of November 30, 2019, we have workers’ compensation related assets in excess of our projected workers’ compensation losses. We actively and monitor and manage our clients and WSE’s compensation claims which we believe allows us to provide a lower cost workers’ compensation option for our clients than they would otherwise be able to purchase on their own.

As of August 31, 2019, we had 246 clients with over 13,000 WSEs and processed payroll of over $350 million during our fiscal year ending August 31, 2019, an increase of nearly 60% for our year ending August 31, 2018. Of these WSEs, approximately 60% represent workers in the restaurant industry. In addition, as of August 31, 2019, there were an additional 12,000 inactive WSEs in our HRIS technology platform who are available for gig opportunities. In January 2020, in connection with an asset purchase agreement (the “Asset Sale”), we assigned client contracts representing approximately 70% of our billable clients which comprised approximately 88% of our quarterly revenue as of November 30, 2019 and certain operating assets for $19.1 million in cash of which $9.6 million was received at closing and $9.5 million is due over the next four years, commencing in April 2020, subject to certain conditions, including the performance of the assigned contracts. For the month ended January 31, 2020, we added nine clients, billed 56 clients in total (all related to the food service industry), billed approximately 3,900 total WSEs and retained approximately 30,000 unbilled WSEs in our HRIS platform for an annualized growth rate of over 100% for both clients and WSEs since November 30, 2019. We have also entered into an agreement with a large customer with multiple locations representing approximately 1,000 additional WSEs. These new WSEs were added to our HRIS platform through our new automated onboarding process which was placed into service in November 2019. We believe there is significant business interest in our HRIS platform and scheduling tools for multi-location client opportunities.

Following the Asset Sale, our remaining client count, client site count, and billed WSE count decreased by approximately 88%. On a comparative basis from February 28, 2019, our remaining client count increased from 35 to 83 customers and our billed WSEs increased from an average of 1,600 to 3,100 at the end of February 2020. Since February 28, 2019, our current client count has increased to over 90 clients and over 250 client sites as most of our clients operate multiple franchise locations.

In connection with the Asset Sale, we retained the WSE records of all WSEs billed through our systems. We view these WSEs as potential gig employees to provide gig staffing or permanent employment for our current and future client customers. We have in excess of 35,000 WSEs in our system and 200,000 additional WSEs through other business relationships.

Our Services

Our core EAS are provided via standard legal contracts with our business clients, customized for each client’s specific needs and that are typically one year in length and are cancelable with 30 days’ notice. Through February 29, 2020, we have not had any material revenues or billings generated within our HRIS from additional value-added services. We consider our future service offering to be the future of the company and which will provide for additional revenue streams and support cost reductions for existing and future business clients. Future services, including technology based services provided through our HRIS system and mobile application will be through “a la carte” pricing via customizable on-line contracts.

We provide our solution in the developing NextGEN or “gig” economy primarily by absorbing our clients’ workers, who we call worksite employees but may also be called “shift workers,” “shifters,” “gig workers,” or “assigned employees.” WSEs are carried under a ShiftPixy corporate employee umbrella and we shoulder certain employment-related compliance responsibilities for our business clients as part of our services provided. This arrangement benefits WSEs by opening additional work opportunities through access to other shift work with our other clients. Each WSE further benefits from employee status benefits through our benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan while enjoying the protections of workers’ compensation coverage and employment laws.

At the heart of our employment service solutions is the secure, cloud-based HRIS database accessible by a desktop or mobile device through which our WSEs will be enabled to find available shift work at our client locations. This solution solves a problem of finding available shift work for both the shifters looking for additional shift work and business clients looking to fill open shifts. For new WSEs, the mobile platform includes an easy to use WSE onboarding functionality which we believe will increase our WSE pool of workers that will provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. The mobile platform features a Pixy chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designing to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.

In 2019, we implemented additional functionality to provide a scheduling component of our software, which enables each client worksite to schedule workers and to identify shift gaps that need to be filled. We utilize computer algorithms to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We began using this functionality at the end of fiscal 2019 on a test basis and had additional deployments in the first half of fiscal 2020.

The final phase of our initial platform consists of our “shift intermediation” functionality, which is designed to enable our WSE shift workers to receive information regarding and to accept available shift work opportunities. The intermediation functionality becomes useful only to the extent that we have meaningful numbers of available workers and client shift opportunities in the same geographic region. We reached geographical concentration in Southern California during 2019 and we activated these key features in August 2019 to a limited group of customers on a test basis. These test basis deployment efforts generated significant business knowledge and allowed our marketing and engineering teams to develop key enhancements and process flow improvements during the November 2019 quarter.

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

Our initial market focus was chosen based on our understanding of the issues and challenges facing “Quick Service Restaurants” (“QSRs”), including fast food franchises and local restaurants. We have chosen to invest in two key features of our mobile application to this end consisting of: (i) scheduling functionality, designed to enhance the client’s experience through scheduling of employees and reducing the impact of turnover and (ii) delivery functionality, designed to increase revenues through delivery fulfillment as well as to bring “in house” the delivery fulfillment and thereby reducing delivery costs.

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

We provide a solution to the third-party delivery issues. We designed our HRIS platform to manage food deliveries by the QSRs using internal personnel and a customized “white label” smart phone App. Our recently released delivery feature links this “white label” delivery ordering system to our delivery solution, thereby freeing the QSR to have their own brand showcasing an ordering APP but retaining similar back-office delivery technology including scheduling, ordering, and delivery status pushed to a customer’s smart phone. Our technology and approach to human capital management allows the company a unique window into the daily demands of QSR operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. Our new driver management layer for operators in the ShiftPixy ecosystem will now allow clients to use their own team members to deliver a brand intended customer experience. Our mobile platform now provides the HR compliance, management and insurance solutions necessary to the support of a delivery option and created a turnkey self-delivery opportunity for the individual QSR operator. Our solution saves delivery costs to the QSR client and allows them to retain the customer information and quality control over the food delivery.

The first phase of this component of our platform is the driver onboarding, which was completed in 2019. The enhanced features will also “micro meter” the essential commercial insurance coverages required by our operator clients on a delivery-by-delivery basis (workers’ compensation and auto coverages) which has been a significant barrier for some QSRs to provide their own delivery services. We began using the “delivery features” of our mobile platform for selected customers on a trial basis in the fourth quarter of fiscal 2019.

During the quarter ending February 29, 2020 and continuing through the date of this Report, we have continued to enhance the user experience and functionality around the scheduling and shift intermediation functions and to provide a “white label” last mile delivery solution for our restaurant customers. We see these features as key improvements and high demand features to help restaurants hit hard by the COVID-19 crisis. The scheduling solution provides a management tool to replace employee turnover in nearly real time from a pool of readily available and trained employee population. The delivery solution provides customers the ability to use their own personnel to make restaurant deliveries in a time where many restaurants are currently limited to walk up takeout and delivery sales.

Our headquarters is currently situated in Irvine, California, from which it can reach the Southern California market and services our clients remotely from our Irvine office.

We believe we will experience business and revenue growth in the new market trend towards flexible, temporary or freelance jobs, often involving connecting with clients or customers through an online platform (the “Gig Economy”) from the following key factors:

•	Large Potential Market. Current statistics show that there are over 14.7 million employees working in our current target market--the restaurant and hospitality industries representing over $300 billion of annual revenues. (U.S. Department of Labor. Bureau of Labor Statistics. February 2018). Compared to the total workforce in all industries, workers in the restaurant industry have a notably higher percentage of part-time workers. (National Restaurant Association. “News & Research: Restaurant middle class job growth 4 times stronger than overall economy.” 13 January 2016). At our current monetization rate per employee, this represents an annual revenue opportunity of over $9 billion per year for the United States. Our current geographic presence in California, New York City and parts of Texas, Illinois, and Florida provides coverage of over 50% of this opportunity. Our intention is to expand both our geographic footprint and our service offerings into other industries, particularly where part-time work is a significant component of the applicable labor force, including the retail and health care sectors.

•	Positive External Market Forces. A significant problem for small businesses and in particular businesses in the food service industry such as QSRs, involve compliance with employment related regulations imposed by federal, state and local governments. These regulations include the provisions of the Affordable Care Act and recent developments in California for Gig Economy companies such as Uber and Lyft under California SB5 which requires these companies to treat their workers as employees rather than independent contractors. We foresaw this change and provide a viable solution to convert contract workers into employees under our HRIS platform. We see significant business traction from this development.

•	Rapid Rise of Independent Workers. The number of independent workers, totaling approximately 41 million in 2018, is expected to increase to 40% of the private, non-farm U.S. workforce by 2021. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.). As of early 2019, approximately 48% of the U.S. workforce has worked as an independent employee as either part time or on a contract basis (Source: http://www.mbopartners.com/state-of-independence).

•	Technology Affecting and Attitudes towards Employment Related Engagements. Gig-economy platforms have changed the way part-time workers can identify and connect to work opportunities, and millennials and others have embraced such technologies as a means to secure short-term employment related engagements. The significant increase in the adoption of smart phone devices has provided the “last mile” platform to enable technology solutions such as ours to provide a gig economy platform. Most importantly, for our target audience of 18-35 year old workers as of February 2019, 92% of these workers regularly use a smart phone (Source: Pew Research Center).

•	New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and NextGen Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.). Mindful that most of its shifters will be millennials who connect with the outside world primarily through a mobile device, ShiftPixy is poised to significantly expand its business through the ShiftPixy mobile app. The ShiftPixy mobile app is a proprietary application downloaded to mobile devices, allowing ShiftPixy’s shifters to access shift work opportunities at all of ShiftPixy’s clients, not just their current restaurant or hospitality provider, and with an added feature, made available in the first calendar quarter of 2020, also allowing shift employees not working at its clients to access shift work opportunities at all of its clients.

ShiftPixy and its subsidiary collectively serve, as of February 29, 2020, an aggregate of 83 clients with 252 client locations and an aggregate of approximately 3,500 employees. None of these clients represents more than 10% of our revenues for the three or six month periods ending February 29, 2020.

Significant Developments in the Six Months Ended February 29, 2020.

Impact of COVID-19:

Our business, results of operations and financial condition has been, and may continue to be, materially adversely impacted by public health epidemics, including the recent outbreak of respiratory illness caused by COVID-19 first identified in Wuhan, China in December 2019. Beginning in February 2020 we began to see a reduction in weekly per location billings for our restaurant customers. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. Potential impacts of the spread of COVID-19 include disruptions or restrictions on our employees’ and WSEs’ ability to travel and temporary closures of the facilities of our clients. For example, many of our WSEs perform services in the restaurant and hospitality industries, and since early March 2020, there has been significant decline in restaurant and hotel traffic. Government agencies have since declared a state of emergency in the U.S., and some have restricted movement, required restaurant, bar and hotel closures, and advised people not to visit restaurants or bars and otherwise restrict non-essential travel. In some jurisdictions, people have been instructed to shelter in place to reduce the spread of COVID-19, in response to which restaurants have temporarily closed and have shifted operations at others to provide only take-out and delivery service. Travel and tourism across the globe has significantly decreased, in response to which hotels have temporarily closed and furloughed employees.  All of these developments and similar developments that have occurred as a result of the spread of COVID-19 negatively affect our clients and the ability of our WSEs to perform services. As a result, we expect our results of operations to continue to be materially and negatively affected by these actions.

Additionally, our headquarters are located in Irvine, CA in Orange County, a region that has seen a recent rise of confirmed cases of COVID-19 and substantially all of our corporate employees are working remotely. We are continuing to monitor and assess the effects of the COVID-19 outbreak on our commercial operations, including any potential impact on our revenue in 2020. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We do not, yet, know the impact that COVID-19 will have on our business in the medium to long term. Up to the date of this Report we have experienced the following COVID-19 impacts to our business:

•	We have seen significant staffing reductions for our Southern California clients since the state lockdown in mid-March and a resultant reduction in payroll billings from those clients. Several of our clients have closed operations either temporarily or permanently and most have furloughed staff or reduced hours.

•	We are working closely with our clients to provide additional capital including through the 2020 stimulus programs such as the Payroll Protection Plan but we have not as yet seen a recovery of billings from any of the stimulus programs.

•	We have seen a significant increase in potential customers needing the technology solutions we provide and our business activities have been marked by an increase in our sales pipeline for our delivery and scheduling application features and an increase for franchised restaurant customers. We have not as yet seen new customer billings offset the payroll billings reduction.

•	We expect additional workers compensation claims to be made by furloughed employees. We also expect additional workers compensation claims to be made by employees required to work by their employers during the COVID-19 pandemic. On May 4, 2020 the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers compensation insurance for their illnesses. We expect additional workers compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic and which could have a material impact to our workers compensation liability estimates. While we have not seen additional expenses as a result of any such potential claims, and which would be for reporting periods after February 29, 2020, we will continue to closely monitor all workers compensation claims made during the COVID-19 pandemic.

Vensure Asset Sale

On January 3, 2020, the Company entered into an asset purchase agreement with Vensure that assigned client contracts representing approximately 88% of quarterly revenue as of November 30, 2019, including 100% of its existing PEO business effective as of December 31, 2019 and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the sale was $19.2 million of which $9.7 million was received at closing and $9.5 million will be paid out in equal monthly payments for the next four years after certain transaction conditions are met, primarily a minimum level of gross profit generated from the transferred business and subject to adjustments for working capital transfers. During the three months ended February 29, 2020 we estimated $1.9 million of working capital adjustments, recorded as a reduction in the note receivable and we recorded no adjustments for the gross profit guarantee during the three months ended February 29, 2020.

The Asset Sale required a 90 day settlement period for the contract assets and liabilities. Due to disruptions from COVID-19, the settlement period has been informally extended. The Company will not begin to receive any additional proceeds until the settlement has been completed. We expect to resolve the settlement period during the fiscal quarter ending May 31, 2020.

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

We believe our new sales model is better served to incentivize our sales and marketing personnel to acquire those customers that benefit from the HRIS value proposition and will result in both increased revenues and profitability. We also reviewed our legacy customers after this refocus as well as during the due diligence process for the assignment transaction that closed in January 2020 and identified those customers with limited potential to benefit from our “upsell” HRIS model. Those customers who did not fit our revised profile were typically selected to be included in the assignment transaction.

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

We continued our software development internally in the second quarter of 2020 primarily feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements resulting in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling.

From inception of the project in 2017 through February 29, 2020, we spent approximately $18.8 million consisting of outsourced research and development, IT related expenses, development contractors and employee costs and marketing spending consisting of advertising, trade shows, and marketing personnel costs.

The following table shows the technology and marketing spending for each period reported:

Development spending (in $ millions)	Six months ending February 29, 2020	Six months ending February 28, 2019
	(unaudited)	(unaudited)

Contract development and licenses	$0.7	$1.4
Internal personnel costs	1.0	0.3
Total Development spending	$1.7	$1.7

Marketing spending
Advertising and Outside Marketing	$0.2	$0.6
Internal personnel costs	0.2	0.2
Subtotal, Marketing costs	$0.4	$0.8
Total, HRIS platform and mobile application spending	$2.1	$2.5

Cumulative Investment	$18.8	13.1
Portion of investment capitalized as fixed assets	$3.7	0.4
Portion of investment expensed	$15.1	12.7

For the three months ended February 29, 2020 and February 28, 2019, and included in the table above as development spending, we capitalized $0 and $0.4 million, respectively, of development spending into fixed assets.

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

Under these licensing agreements, the Company launched version 2.0 of its app and enhanced user features (onboarding, scheduling and intermediation) during the fourth calendar quarter of 2019 with all user features as well as the driver management to selected customers on a test basis. The development team used the experience from these real-world test cases to further enhance the process flows, usability, and user experience for the mobile app and accompanying desktop application software during the second quarter of our fiscal 2020. The feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling. Our technology platform is now live as of the date of this Report. We did not charge for the delivery, intermediation, or scheduling functionality through the three months ended February 29, 2020. We are currently evaluating these tools to better monetize the technology platform.

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

Nasdaq Delisting Notice

On June 6, 2019, the Company received two letters from the Listing Qualifications Associate Director of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company of the failure of its securities to meet the listing rules of Nasdaq.

The first letter noted that the Company’s securities had failed to maintain a minimum bid price of $1.00 per share for the prior 30 consecutive business days. The letter noted that the Company would have an additional 180 calendar days to regain compliance.

The second letter noted that the Company’s securities had filed to maintain either: i) a minimum market value of listed securities of $35 million for the prior 30 consecutive business days, ii) a minimum shareholders’ equity of $2.5 million, or iii) $0.5 million of income from continuing operations. The letter noted that the Company would have an additional 180 calendar days to regain compliance with one of these three criteria.

On December 4, 2019, the Company received a letter from Nasdaq notifying the Company of its intent to schedule the Company’s securities for delisting from Nasdaq at the opening of business on December 13, 2019 and its intent of filing a Form 25-NSE with the SEC, subject to the Company’s right to file an appeal and present a compliance plan at a hearing in front of the Nasdaq Hearings Panel. The Company requested a Hearing and received a letter from Nasdaq on December 10, 2019, notifying it that a hearing had been scheduled for January 23, 2020.

On December 17, 2019, the Company received a letter from Nasdaq that the Company no longer met the minimum of 500,000 of publicly held shares. Between January 1, 2020 and March 23, 2020 the Company issued sufficient shares to satisfy this minimum requirement.

The Company provided a response to Nasdaq of its plans to regain compliance on January 13, 2020 including pro forma calculations of its minimum shareholders equity in excess of $2.5 million due to the January 3, 2020 Vensure transaction and the Company’s expected convertible note settlements and conversions which occurred later in January 2020. The Nasdaq hearing was conducted on January 23, 2020 where we presented our plans to regain compliance. In April 2020 the Company received notification by telephone of the hearing outcome, namely that our January 2020 transactions had satisfied the minimum shareholders equity requirement and to indicate this result by filing a form 8-K. The Company received a formal notice on May 7, 2020 that the Company is in compliance and the matter has been closed.

Financing Activities:

March 2019 Note Exchange

On December 5, 2019, the Company entered into an exchange agreement with the holder of a majority of its March 2019 Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 Notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related March 2019 Warrants. The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 Notes and for the revised amortization schedule. The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange.

Convertible Note Settlements, Amendments, and Litigation Settlements

In January 2020, the Company settled or resolved all of its convertible note litigation as follows:

In January 2020, the Alpha Capital received a judgment of $500,000 plus accrued interest on their litigation claim representing March 2019 Note principal of $310,000 plus $190,000 of damages. The Company resolved the Alpha litigation by converting their remaining balance of the June 2018 Notes and December 2018 Notes in full by issuing 45,211 shares and paying the damages in cash.

On January 17, 2020, the Company and MEF I settled all claims and repaid all note principal remaining, accrued damages, and accrued interest with the conversion of $244,000 of June 2018 Note principal and payment of $725,000 in cash.

On January 22, 2020, the Company and Dominion Capital settled all claims and repaid all note principal remaining, accrued damages, and accrued interest with the conversion of $1,020,000 of Note Principal and payment of $1,322,000 in cash representing $472,000 of note principal and $849,000 of interest and default penalties.

In March 2020, three investors converted $1,047,000 of the Company’s Convertible Notes and $25,000 of accrued default interest into 135,507 shares of common stock at a conversion price of $9.20 per share.

In March 2020, the Company, Alpha Capital, Osher Capital, and CVI agreed to fix the conversion price of the remaining senior convertible Notes at $9.20 per share as follows.

On March 23, 2020, the Company entered into the following Amendment and Exchange Agreements (the “Amendment and Exchange Agreements”) with certain institutional investors, pursuant to which the Company amended and restated certain existing notes (the “Amended and Restated Notes”) and issued (i) convertible notes in an aggregate principal amount of $166,000 convertible into shares of common stock at a conversion price of $9.20 per share of common stock (the “Exchange Notes”), (ii) warrants to purchase an aggregate of 162,950 shares of common stock at an exercise price of $10.17 per share of common stock (the “Exchange Warrants”) and (iii) an aggregate of 62,654 shares of common stock (collectively, the “Exchange Securities”):

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement (the “Alpha Amendment and Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”) pursuant to which the Company (a) issued to Alpha an Amended and Restated Note in an aggregate principal amount of $723,000, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Alpha, issued to Alpha (i) 66,123 shares of common stock, (ii) an Exchange Warrant to purchase 130,360 shares of common stock and (iii) an Exchange Note in an aggregate principal amount of $145,000.

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement (the “Osher Amendment and Exchange Agreement”) with Osher Capital Partners LLC (“Osher”) pursuant to which the Company (a) issued to Osher an Amended and Restated Note in an aggregate principal amount of $108,000, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Osher, issued to Osher (i) 16,531 shares of common stock, (ii) an Exchange Warrant to purchase 32,590 shares of common stock and (iii) an Exchange Note in an aggregate principal amount of $22,000.

On March 24, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with CVI Investments, Inc. (“CVI”) pursuant to which CVI exchanged its outstanding senior convertible note due 2022 for (i) a warrant (the “Exchange Warrant”) to purchase 260,719 shares of common stock and (b) a senior convertible note in an aggregate principal amount of $1,829,000 convertible into shares of common stock at a conversion price of $9.20 per share.

On April 15, 2020, CVI converted their remaining $1,829,000 notes outstanding into 198,756 shares of common stock. As of the date of this report, $997,000 of Senior Convertible Notes due September 12, 2020 were outstanding at a conversion price of $9.20 per share.

Performance Highlights

Q2 FYE 2020 vs. Q2 FYE 2019 (continuing operations)

•	Served approximately 83 clients and co-employed average 3,100 WSEs, a 106% increase in average WSEs compared to the same period in FYE 2019, and

•	Processed approximately $16.1 million in gross billings, an increase of 96.9% over the same period in FYE 2019

Our financial performance for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, included:

Revenues increased 118% to $2.6 million resulting from increased number of WSEs the Company is currently servicing.

Cost of Revenue increased 110% to $2.1 million due to increased number of WSEs the Company is currently servicing.

Operating expenses increased by 11.4% to $4.5 million in the three months ended February 29, 2020, from $4.0 million in the three months ended February 28, 2019. Payroll related expenses increased due to the hiring of our technical team in Q3 of fiscal 2019, a one-time increase in stock compensation and offset by decreased G&A related expenses.

Operating Loss increased by 4.4% to $4.0 million in the three months ended February 29, 2020, from $3.8 million in the three months ended February 28, 2019. The increase is the net effect of increased gross margins and increased operating expenses. Excluding the one-time stock compensation charge, the loss would have decreased to $3.5 million.

Discontinued Operations and Other

Other income/expenses increased to $0.5 million from a gain of $0.1 million and represents the net effect of the accounting gains and losses associated with our convertible notes and related securities including non-cash and cash interest, gain/loss accelerations on note repayments and conversions, and gains associated with the mark to market of our derivative liabilities.

Income from discontinued operations included a gain on the sale of assets. In January 2020 we sold approximately 88% of our book of business to Vensure for proceeds of $9.5 million in cash and a $9.5 million long term note receivable. The Asset Sale resulted in a gain of $15.7 million recorded in the three months ended February 29, 2020. See also the analysis below.

Net Profit/Loss increase to a $9.5 million profit or $9.45 per diluted share from a $2.1 million loss or $2.74 per diluted share in the prior period. The gain on Asset Sale of $15.7 million representing $15.69 per diluted share contributed significantly to net profit during the period.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended February 29, 2020, and 2019 (unaudited).

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues (gross billings of $16.1 million and $8.2 million less worksite employee payroll cost of $13.5 million and $7.0 million, respectively for the three months ended; gross billings of $32.6 million and $14.0 million less worksite employee payroll cost of $27.8 million and $12.0 million, respectively for six months ended)	$2,583,000	$1,186,000	$4,761,000	$2,020,000
Cost of revenue	2,124,000	1,011,000	4,178,000	1,659,000
Gross profit	459,000	175,000	583,000	361,000

Operating expenses:
Salaries, wages, and payroll taxes	1,802,000	1,089,000	3,452,000	2,030,000
Stock-based compensation – general and administrative	619,000	81,000	745,000	158,000
Commissions	40,000	34,000	111,000	66,000
Professional fees	997,000	895,000	1,837,000	1,519,000
Software development	350,000	718,000	703,000	1,028,000
Depreciation and amortization	239,000	191,000	480,000	379,000
General and administrative	403,000	988,000	1,564,000	2,116,000
Total operating expenses	4,450,000	3,996,000	8,892,000	7,296,000

Operating Loss	(3,991,000)	(3,821,000)	(8,309,000)	(6,935,000)

Other (expense) income:
Interest expense	(806,000)	(969,000)	(1,967,000)	(1,926,000)
Expense related to modification of warrants	(21,000)	-	(21,000)	-
Loss from debt conversion	(657,000)	--	(657,000)	--
Inducement loss	(567,000)	(1,555,000)	(567,000)	(1,555,000)
Change in fair value derivative and warrant liability	829,000	-	1,771,000	-
Gain on convertible note settlement	-	2,611,000	-	2,611,000
Gain on convertible note penalties accrual	760,000	-	760,000	-
Total other (expense) income \	(462,000)	87,000	(681,000)	(870,000)
Loss from continuing operations	(4,453,000)	(3,734,000)	(8,990,000)	(7,805,000)
Income (Loss) from discontinued operations
Income (Loss) from discontinued operations	(1,784,000)	1,594,000	197,000	3,418,000
Gain from asset sale	15,682,000	-	15,682,000	-
Total Income from discontinued operations	13,898,000	1,594,000	15,879,000	3,418,000

Net income (loss)	$9,445,000	$(2,140,000)	$6,889,000	$(4,387,000)

Revenue for the three months ended February 29, 2020, increased by $1.4 million, or 117.8%, to $2.6 million, compared to $1.2 million for the three months ended February 28, 2019. Revenue for the six months ended February 29, 2020 increased by $2.7 million, or 135.7%, to $4.7 million, compared to $2.0 million for the six months ended February 28, 2019.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended February 29, 2020, were earned from billings to clients to whom we provide staff or workforce management support (PEO and ASO). Gross billings for the three months ended February 29, 2020, increased by $7.9 million, or 96.9%, to $16.1 million, compared to $8.2 million for the three months ended February 28, 2019. Gross billings for the six months ended February 29, 2020, increased by $18.6 million, or 132.1%, to $32.6 million compared to the six months ended February 28, 2019.

The payroll cost of our WSEs accounted for 84.0% and 85.5% of our gross billings for the three months ended February 29, 2020 and February 28, 2019, respectively. As such, the mark-up components of gross billings account for 16.0% and 14.5% for the three months ended February 29, 2020 and February 28, 2019, respectively.

The payroll cost of our WSEs accounted for 85.4% and 85.6% of our gross billings for the six months ended February 29, 2020 and February 28, 2019, respectively. As such, the mark-up components of gross billings account for 14.6% and 14.4% for the three months ended February 29, 2020 and February 28, 2019, respectively.

The increase in revenue was primarily due to an increase in WSEs from a billed average of 1,650 employees in the three months ended February 28, 2019 to billed average of 3,100 employees in the three months ended February 29, 2020. Revenues are recognized ratably over the payroll period as WSEs perform their service at the client worksite.

Cost of Revenues mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage and employee benefits. Our cost of revenues for the three months ended February 29, 2020, increased by $1.1 million, or 110.0%, to $2.1 million compared to $1.0 million in the three months ended February 28, 2019. Our cost of revenues for the six months ended February 29, 2020, increased by $2.5 million, or 151.9%, to $4.2 million compared to $1.7 million in the six months ended February 28, 2019.

The increase in cost of revenue can be attributed to the additional WSEs the Company is servicing, which increased by 1,450 from a billed average of 1,650 employees for the three months ended February 28, 2019, to a billed average of 3,100 employees for the three months ended February 29, 2020.

Gross Profit increased 162.3% to $459,000 for the three months ended February 29, 2020 from $175,000 for the three months ended February 28, 2019. The gross profit, as a percentage of revenues, increased from 14.8% for the three months ended February 28, 2019, to 17.8% for the three months ended February 29, 2020.

Gross Profit increased 61.6% to $583,000 for the six months ended February 29, 2020 from $361,000 for the six months ended February 28, 2019. The gross profit, as a percentage of revenues, decreased from 17.8% for the three months ended February 28, 2019, to 12.2% for the three months ended February 29, 2020.

Such changes to our gross profit as a percent of revenue is attributable to changes in paid losses and the development of open workers’ compensation claims during the period.

Operating Expenses

The following table presents certain information related to our operating expenses (unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating expenses:
Salaries, wages and payroll taxes	$1,802,000	$1,089,000	$3,452,000	$2,030,000
Stock-based compensation – general and admin	619,000	81,000	745,000	158,000
Commissions	40,000	34,000	111,000	66,000
Professional fees	997,000	895,000	1,837,000	1,519,000
Software development	350,000	718,000	703,000	1,028,000
Depreciation and amortization	239,000	191,000	480,000	379,000
General and administrative	403,000	988,000	1,564,000	2,116,000
Total operating expenses	$4,450,000	$3,996,000	$8,892,000	$7,296,000

Operating expenses for the three months ended February 29, 2020, increased by $0.5 million, or 11.4%, to $4.5 million compared to $4.0 million for the three months ended February 28, 2019. The increase is due to increases in salaries of $0.7 million, stock based compensation of $0.5 million and professional fees of $0.1 million, offset by decreases of external software development of $0.4 million and a reduction of $0.5 million of marketing related general and administrative expenses.

Operating expenses for the six months ended February 29, 2020, increased by $1.6 million, or 21.9%, to $8.9 million compared to $7.3 million for the six months ended February 28, 2019. The increase is due to increases in salaries of $1.4 million, stock based compensation of $0.6 million and professional fees of $0.3 million, offset by decreases of external software development of $0.3 million and a reduction of $0.5 million of marketing related general and administrative expenses.

Salaries, wages, and payroll taxes consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. For the three months ended February 29, 2020, increased by $0.7 million, or 65.5%, to $1.8 million compared to $1.1 million for the three months ended February 29, 2019. For the six months ended February 29, 2020, salaries increased by $1.4 million, or 70.0%, to $3.5 million compared to $2.1 million for the three months ended February 28, 2019. The increase for both periods is due to the increase is in corporate employees, primarily the hiring of our internal research and development team in the third quarter of fiscal 2019.

Stock based compensation consists of expenses related to vested stock options granted to our employees and increased $0.5 million, or 664.2%, to $0.6 million for the three months ended February 29, 2020 compared to the three months ended February 28, 2019 and increased $0.6 million, or 371%, to $0.7 million for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The increase was due to one-time vesting of all options granted to employees transferred under the Asset Sale.

Commissions for the three and six months ended February 29, 2020 and February 28, 2019 remained consistent at less than $0.1 million for both periods.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three months ended February 29, 2020, increased by $0.1 million, or 11.4%, to $1.0 million, from $0.9 million for the three months ended February 28, 2019. Professional fees for the six months ended February 29, 2020, increased by $0.3 million, or 20.9%, to $1.8 million, from $1.5 million for the six months ended February 28, 2019. Such increase results from additional legal fees paid for litigation related activities.

External software development consists of payments to third party contractors for licenses, software development, IT related spending for the development of our HRIS platform and mobile application. For the three months ended February 29, 2020, external software development decreased by $0.3 million, or 51.2%, to $0.4 million from $0.7 million. For the six months ended February 29, 2020, external software development decreased by $0.3 million, or 31.6%, to $0.7 million from $1.0 million. The decrease is due to the management decision to bring software development in-house that began in the third quarter of the 2019 fiscal year.

General and Administrative expenses for the three months ended February 29, 2020, decreased by $0.5 million, or 45.5%, to $0.6 million from $1.2 million in the three months ended February 28, 2019 and decreased $0.5 million, or 18.1%, to $2.0 million for the six months ended February 29, 2020 from $2.5 million in the six months ended February 28, 2019. The decrease was due to a reduction in marketing expenses driven by a reversal of a $0.3 million accrual recorded in fiscal 2017.

Operations loss (continuing operations)

As a result of the explanations described above, the operations loss was $4.0 million for the three months ended February 29, 2020, compared to a net operating loss of $3.8 million for the three months ended February 28, 2019 and a loss of $8.3 million for the six months ended February 29, 2020 compared to a loss of $6.9 million for the six months ended February 28, 2019.

Other income and expenses

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Other (expense) income:
Interest expense	$(806,000)	$(969,000)	$(1,967,000)	$(1,926,000)
Expense related to modification of warrants	(21,000)		(21,000)
Loss from debt conversion	(657,000)	-	(657,000)	-
Inducement loss	(567,000)	(1,555,000)	(567,000)	(1,555,000)

Change in fair value derivative and warrant liability	829,000	-	1,771,000	-
Gain on convertible note settlement	-	2,611,000	-	2,611,000
Gain on convertible note penalties accrual	760,000	-	760,000	-
Total other income (expense)	$(462,000)	$87,000	$(681,000)	$(870,000)

Interest expense represents cash interest paid and non-cash expense resulting from the amortization of our note discount and deferred financing fees on our convertible notes payable. Interest expense decreased $0.2 million, or 16.8%, to $0.8 million and increased less than $0.1 million, or 2.0%, to $2.0 million for the three and six months ended February 29, 2020, respectively, from the prior year periods. The changes are due to differences in the amortization of the different series of convertible notes outstanding.

Expense related to modification of warrants represents the difference in fair value for the June 2018 Note Warrants which had their exercise price reduced from $70 per share to $40 per share in December 2019.

Loss from debt conversion represents the acceleration of the pro-rated remaining note discount and deferred financing fees associated with March 2019 Notes that were either converted or repaid in cash during the three months ended February 29, 2020.

Inducement loss represents the difference in fair value on the date of note conversion between the closing market price and the conversion price per share and decreased $1.0 million or 63.6% for the three and six months ended February 29, 2020 from the prior year periods and. The change is caused by less principal converted for the three and six months ended February 29, 2020 as compared to the prior year periods.

Change in fair value derivative and warrant liability represents the mark to market of the company’s derivative liabilities created by the March 2019 Notes beneficial conversion feature and related detachable warrants. There were no derivative liabilities in existence during the three and six months ended February 28, 2019.

Gain on convertible note settlement represents the recovery of previously accrued convertible note penalties related to the June 2018 default. For the three and six months ended February 28, 2019 the Company had recorded $3.5 million of penalty accrual as a result of claims by the noteholders as of August 31, 2018 and November 30, 2018 and satisfied this liability with the issuance of $889,000 of additional convertible notes in December 2018 and recorded a penalty recovery of $2,611,000 for the three and six months ended February 28, 2019.

Gain on convertible note penalties accrual represents the recovery of previously accrued convertible note penalties related to the June 2019 default. For the three and six months ended February 29, 2020 the Company had recorded a $1.8 million penalty accrual for litigation damages and default interest as of August 31 and November 30, 2019 and settled all note related litigation as described above and in Note 5 to the financial statements in January 2020 which resulted in a gain for the release of $760,000 for excess damages accrued liabilities in excess of paid claims.

Loss from continuing operations. As a result of the explanations described above, the loss from continuing operations was $4.5 million for the three months ended February 29, 2020 compared to a net operating loss of $3.7 million for the three months ended February 28, 2019 and a loss of $9.0 million for the six months ended February 29, 2020 compared to a loss of $7.8 million for the six months ended February 29, 2019.

Discontinued Operations

Results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues (gross billings of $26.3 million and $74.4 million less worksite employee payroll cost of $22.8 million and $62.4 m million respectively for the three months ended; gross billings of $120.4 million and $139.4 million less worksite employee payroll cost of $103.3 million and $117.7 million, respectively for six months ended)	$3,450,000	$12,002,000	$17,138,000	$21,688,000
Cost of revenue	5,038,000	8,956,000	15,535,000	15,442,000
Gross profit	(1,587,000)	3,046,000	1,603,000	6,246,000

Operating expenses:
Salaries, wages and payroll taxes	152,000	898,000	658,000	1,752,000
Commissions	45,000	554,000	748,000	1,076,000
Total operating expenses	197,000	1,452,000	1,406,000	2,828,000

(Loss) income from discontinued operations	$(1,784,000)	$1,594,000	$197,000	$3,418,000

(Loss) income from discontinued operations represents the operations for the clients transferred to Vensure effective as of January 1, 2020. As such, the operating activities represent one month and four months of billings, revenues, cost of revenues and operating expenses for the three and six months ended February 29, 2020 and six months of billings, revenues, cost of revenues and operating expenses for the three and six months ended February 28, 2019. For the three months ended February 29, 2020 the change from $1.6 million of income to $1.8 million of loss is due primarily to having 33% of operations and a $2.2 million workers compensation liability accrual. For the six months ended February 2020 the decrease of $3.2 million to $0.2 million is due to two fewer months of operations in addition to the $2.2 million workers compensation accrual.

Revenues decreased $8.5 million or 71.3% to $3.5 million and decreased $4.5 million or 21.0% for the three and six months ended February 29, 2020. The decrease is consistent with the change in billing months recorded, offset by billing growth between the six months ended time periods between 2019 and 2020.

Cost of revenue decreased $3.9 million or 43.7% and increased 0.1 million or 0.6% for the three and six months ended February 29, 2020. The changes were the net effect of the revenue decreases offset by a $2.2 million additional workers compensation reserve accrual recorded for the residual workers compensation claim liability estimates associated with the existing WSEs being transferred under the Asset Sale.

Gross profit decreased $4.6 million and $4.6 million for the three and six months ended February 29, 2020 as a result of the combined gross profit decrease from decreased revenues in addition to the $2.2 million additional workers compensation expense accrual recorded in the three and six months ended February 29, 2020.

Operating expenses represent the salaries and commissions for the Company employees transferred to Vensure as a result of the Asset Sale.

Gain from asset sale of $15.7 million for the three and six months ended February 29, 2020 represents the net present value of the proceeds received or receivable, as reduced by the net financial assets transferred. The terms of the transaction consisted of a total of $19 million of cash proceeds including $9.5 million upon closing and $9.5 million paid over 4 years beginning in April 2020. The gain represents the $19 million, reduced by the $1.5 million of financial assets to be provided, and further reduced by a $1.8 million discount recorded to long term portion of the four-year note receivable. We evaluated the transaction and believe that we will be able to utilize existing tax NOL’s to offset any material tax liabilities generated by this transaction.

Gain on discontinued operations of represents the gain or loss on discontinued operations, adjusted for the $15.7 million gain from asset sale as described above.

Net income (loss) increased to net income of $9.4 million from a loss of $2.1 million for the three months ended February 29, 2020 and February 28, 2019, respectively. Net income (loss) increased to net income of $6.9 million from a net loss of $4.4 million for the six months ended February 29, 2020 and February 28, 2019, respectively. The change to net income is due to the one-time gain on asset sale of $15.7 million.

Liquidity and Capital Resources

As of February 29, 2020, the Company had cash of $0.4 million and a working capital deficiency of $5.6 million. During the six months ended February 29, 2020, the Company used approximately $10.4 million of cash in its operations and repaid $1.2 million of convertible notes, after receiving $10.7 million of cash from the Asset Sale described below. The Company has incurred recurring losses resulting in an accumulated deficit of $38.1 million as of February 29, 2020. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

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

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an IPO on the Nasdaq on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and April 15, 2020 all litigation related to the Convertible Notes was resolved and all June 2018 Notes, December 2018 Notes and $4.0 million of the $5.0 million March 2019 Notes was repaid or converted into equity. The remaining $1.0 million of Convertible Notes are due in September 2020 and were amended in March 2020 to a fixed conversion price of $9.20 per share. The Company has worked diligently to eliminate the potentially dilutive securities and as of the date of this Report has no significant dilutive instruments that were previously barriers to capital raising. In March 2020, the Company filed for a secondary public offering and expects to close a financing in the second half of fiscal 2020.

In January 2020, the Company assigned approximately 88% of its customer contracts in exchange for $9.7 million in cash at closing and received an additional $1.0 million of cash, net of $0.9 million of cash transferred and expects to receive an additional $7.5 million over the four years following the transaction close, subject to certain closing conditions. The Company transferred $1.6 million of working capital including $0.9 million of cash and the business transfer represented approximately $6 million of the Company’s annualized gross profit.

The Company continues to experience significant growth in the number of WSEs, which would generate additional administrative fees that would offset the current level of operational cash burn. The Company retained the high growth business which increased over 100% of billings and revenue growth. The Company also retained the rights to monetize the existing pool of WSEs and has begun to roll out its delivery and scheduling applications to its customers.

The Company’s management believes, but cannot be certain, that the Company’s current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. The Company also expects to benefit from certain tax holiday and loan programs created by the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 economic crises. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty.

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

We report our revenues as gross billings, net of related direct labor costs, for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the years ended August 31, 2019 and 2018, we had no revenues associated with staffing services or generated through our technology services. Gross billings represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers compensation premiums as well as admin fees for our value-added services and other charges for workforce management support. Gross billings are a non-GAAP measurement and represent a key operating metric for management along with number of WSEs and number of clients. Gross billings and the number of active WSEs represent the primary drivers of our business operations. Active WSEs are defined as an employee in our HRIS ecosystem that has provided services for at least one of our client customers for any reported period. Our primary profitability metrics are gross profit, gross profit per WSE, and gross profit percentage of gross billings.

	February 29, 2020	February 28, 2019
Active worksite employees (unaudited)	3,100	1,600

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended,		Six Months Ended,
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Gross Billings	$16,098,000	$8,175,000	$32,603,000	$14,046,000
Less: Adjustment to gross billings	13,515,000	6,989,000	27,842,000	12,026,000
Revenues	$2,583,000	$1,186,000	$4,761,000	$2,020,000

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

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see note 2, Summary of significant accounting policies, of the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (unaudited)” of this Report.

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

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of February 29, 2020, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2019, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its updated evaluation as of February 29, 2020, our management concluded that our internal controls over financial reporting were not effective as of February 29, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at February 29, 2020, relate to the following:

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

Changes in Internal Control Over Financial Reporting

During the six months ended February 29, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

In January, 2020, the Company entered into settlement agreements with its institutional investors, which resolved all disputes and technical defaults by the Company concerning securities issued to these investors.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

3.1	Amendment to Articles of Incorporation of ShiftPixy, Inc., dated January 7, 2020 (incorporated by reference from Exhibit 3 to our current Report on Form 8-K, filed with the SEC on January 23, 2020).

4.1	Senior Convertible Note issued to CVI Investments, Inc. dated December 5, 2019 (incorporated by reference from Exhibit 4.1 to our current Report on Form 8-K, filed with the SEC on December 6, 2019).

4.2	Senior Convertible Note issued to CVI Investments, Inc., dated December 5, 2019 (incorporated by reference from Exhibit 4.2 to our current Report on Form 8-K, filed with the SEC on December 6, 2019).

10.1	Form of Exchange Agreement, dated December 5, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019).

10.2	Settlement Agreement and Mutual Release, dated January 22, 2020, by and between ShiftPixy, Inc. and Dominion Capital LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 23, 2020).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.**

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

ShiftPixy, Inc., a Wyoming corporation

Date: May 12, 2020	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	May 12, 2020

/s/ Domonic J. Carney	Domonic J. Carney	Chief Financial Officer	May 12, 2020

