Form 10-Q/A
period 2020-02-29
ShiftPixy, Inc.
filed 2020-06-02
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

ShiftPixy, Inc. (the Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended February 29, 2020 (the “Original Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020, solely to disclose that the Company had filed the Original Report after the April 14, 2020 deadline applicable to the Company for the filing of a Quarterly Report on Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465) (the “Order”) regarding exemptions granted to certain public companies.

On April 13, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Report until May 12, 2020 because of the coronavirus disease 2019 (“COVID-19”) pandemic and related events which resulted in severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment a certification from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as an exhibit to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. Similarly, the Company is not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Report. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with the Original Report and with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

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

ShiftPixy, Inc., a Wyoming corporation

Date: June 2, 2020	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	June 2, 2020

/s/ Domonic J. Carney	Domonic J. Carney	Chief Financial Officer	June 2, 2020