Form 10-Q
period 2020-05-31
ShiftPixy, Inc.
filed 2020-07-15
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of July 14, 2020 was 16,607,656.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$10,835,000	$1,561,000
Accounts receivable, net	179,000	86,000
Unbilled accounts receivable	2,133,000	1,137,000
Note receivable, current portion	1,291,000	-
Deposit – workers’ compensation	473,000	235,000
Prepaid expenses	295,000	349,000
Other current assets	190,000	244,000
Current assets of discontinued operations	2,386,000	10,419,000
Total current assets	17,782,000	14,031,000

Fixed assets, net	2,382,000	3,320,000
Note receivable, net	5,108,000	-
Deposits – workers’ compensation	347,000	754,000
Deposits and other assets	140,000	124,000
Non current assets of discontinued operations	1,749,000	5,567,000
Total assets	$27,508,000	$23,796,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$2,823,000	$4,455,000
Payroll related liabilities	8,704,000	8,533,000
Convertible notes, net	-	3,351,000
Accrued workers’ compensation costs	473,000	235,000
Default penalties accrual	-	1,800,000
Derivative liability	-	3,756,000
Current liabilities of discontinued operations	2,386,000	10,058,000
Total current liabilities	14,386,000	32,188,000
Non-current liabilities
Accrued workers’ compensation costs	1,098,000	525,000
Non-current liabilities of discontinued operations	5,533,000	3,853,000
Total liabilities	21,017,000	36,566,000
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 3,857,316 and 909,222 shares issued as of May 31, 2020 and August 31, 2019	-	-
Additional paid-in capital	117,730,000	32,505,000
Treasury stock, at cost-0 and 13,953 shares as of May 31, 2020 and August 31, 2019	-	(325,000)
Accumulated deficit	(111,239,000)	(44,950,000)
Total stockholders’ equity (deficit)	6,491,000	(12,770,000)
Total liabilities and stockholders’ equity (deficit)	$27,508,000	$23,796,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues (gross billings of $14.4 million and $11.9 million less worksite employee payroll cost of $12.4 million and $10.3 million, respectively for the three months ended; gross billings of $47.0 million and $25.9 million less worksite employee payroll cost of $40.3 million and $22.3 million, respectively for nine months ended)	$2,014,000	$1,638,000	$6,775,000	$3,658,000
Cost of revenue	1,873,000	1,467,000	6,051,000	3,126,000
Gross profit	141,000	171,000	724,000	532,000

Operating expenses:
Salaries, wages, and payroll taxes	1,793,000	1,152,000	5,246,000	3,182,000
Stock-based compensation – general and administrative	150,000	(5,000)	895,000	154,000
Commissions	27,000	64,000	137,000	130,000
Professional fees	439,000	1,280,000	2,276,000	2,799,000
Software development	686,000	221,000	1,390,000	1,249,000
Depreciation and amortization	545,000	222,000	1,025,000	603,000
General and administrative	1,054,000	1,541,000	2,617,000	3,654,000
Total operating expenses	4,694,000	4,475,000	13,586,000	11,771,000

Operating Loss	(4,553,000)	(4,304,000)	(12,862,000)	(11,239,000)

Other (expense) income:
Interest expense	(559,000)	(4,345,000)	(2,524,000)	(6,270,000)
Expense related to preferred options	(62,091,000)	-	(62,091,000)	-
Expense related to modification of warrants	-	-	(22,000)	-
Loss from debt conversion	(2,842,000)	-	(3,500,000)	-
Inducement loss	(57,000)	(2,273,000)	(624,000)	(3,829,000)
Loss on debt extinguishment	(1,592,000)	-	(1,592,000)	-
Change in fair value derivative and warrant liability	6,000	4,748,000	1,777,000	4,748,000
Loss on convertible note settlement	-	-	-	2,611,000
Gain on convertible note penalties accrual	-	-	760,000	-
Total other (expense) income	(67,135,000)	(1,870,000)	(67,816,000)	(2,740,000)
Loss from continuing operations	(71,688,000)	(6,174,000)	(80,678,000)	(13,979,000)
Income (Loss) from discontinued operations
Income (Loss) from discontinued operations	(1,490,000)	1,178,000	(1,293,000)	4,596,000
Gain from asset sale	-	-	15,682,000	-
Total Income (Loss) from discontinued operations, net of tax	(1,490,000)	1,178,000	14,389,000	4,596,000

Net loss	$(73,178,000)	$(4,996,000)	$(66,289,000)	$(9,383,000)

Net Loss per share, Basic and diluted
Continuing operations	$(2.73)	$(7.92)	$(5.49)	$(18.54)
Discontinued operations
Operating income (loss)	(0.06)	1.51	(0.09)	6.10
Gain on sale of assets	-	-	1.07	-
Total discontinued operations	(0.06)	1.51	0.98	6.10
Net Loss per share of common stock – Basic and diluted	$(2.79)	$(6.41)	$(4.51)	$(12.44)

Weighted average common stock outstanding – Basic and diluted	26,249,518	779,634	14,708,554	753,808

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended May 31, 2020 (Unaudited)

	Common Stock		Additional		Total Stockholders’
	Issued		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 1, 2020	1,103,643	$-	$37,620,000	$(38,061,000)	$(441,000)
Common stock issued for warrant exercise	6,275	-	33,000	-	33,000
Common stock issued for underwritten offering, net of offering costs	2,222,160	-	10,332,000	-	10,332,000
Stock-based compensation expense	-	-	75,000	-	75,000
Common stock issued upon conversion of convertible notes and interest	441,573	-	4,023,000	-	4,023,000
Reclassification of derivative liabilities to paid in capital	-	-	288,000	-	288,000
Inducement loss on note conversions	1,012	-	57,000	-	57,000
Common stock issued for warrant exchange	82,653	-	552,000	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	653,000	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	2,006,000	-	2,006,000
Expense related to preferred options	-	-	62,091,000		62,091,000
Net Loss	-	-	-	(73,178,000)	(73,178,000)
Balance, May 31, 2020	3,857,316	$-	$117,730,000	$(111,239,000)	$6,491,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended May 31, 2020 (Unaudited)

	Common Stock		Additional			Total Stockholders’
	Issued		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance, September 1, 2019	909,222	$-	$32,505,000	$(325,000)	$(44,950,000)	$(12,770,000)
Treasury stock retired	(13,953)	-	(325,000)	325,000	-	-
Common stock issued for note exchange	21,750	-	200,000	-	-	200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Common stock issued for warrant exercise	6,275		33,000	-	-	33,000
Common stock issued for underwritten offering, net of offering costs	2,222,160	-	10,332,000	-	-	10,332,000
Common stock issued upon conversion of convertible notes and interest	589,695	-	6,238,000	-	-	6,238,000
Reclassification of derivative liabilities to paid in capital	-	-	1,979,000	-	-	1,979,000
Inducement loss on note conversions	38,658	-	624,000	-	-	624,000
Common stock issued for warrant exchange	82,653	-	552,000	-	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	653,000	-	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	2,006,000	-	-	2,006,000
Stock-based compensation expense	-	-	745,000	-	-	745,000
Modification of warrants	-	-	22,000	-	-	22,000
Expense related to preferred options	-	-	62,091,000	-	-	62,091,000
Net Loss	-	-	-	-	(66,289,000)	(66,289,000)
Balance, May 31, 2020	3,857,316	$-	$117,730,000	$-	$(111,239,000)	$6,491,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended May 31, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 1, 2019	802,933	$-	$25,846,000	$(30,610,000)	$(4,764,000)
Common stock issued for services rendered	2,024	-	113,000	-	113,000
Stock-based compensation expense	-	-	(5,000)	-	(5,000)
Reclassification of derivative liability upon conversion of related convertible debentures	-	-	12,000	-	12,000
Common stock issued upon conversion of convertible notes and interest	52,211	-	3,948,000	-	3,948,000
Inducement loss from debt conversion	43,787		2,273,000	-	2,273,000
Net Loss	-	-	-	(4,996,000)	(4,996,000)
Balance, May 31, 2019	900,955	$-	$32,187,000	$(35,606,000)	$(3,419,000)

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended May 31, 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 1, 2018	721,295	$-	$18,468,000	$(26,223,000)	$(7,755,000)
Warrants exercised for cash	6,688	-	660,000	-	660,000
Common stock issued for services rendered	2,990	-	225,000	-	225,000
Stock-based compensation expense	-	-	154,000	-	154,000
Reclassification of derivative liability upon conversion of related convertible debentures	-	-	12,000	-	12,000
Common stock issued upon conversion of convertible notes and interest	101,679	-	8,839,000	-	8,839,000
Inducement loss from debt conversion	68,303	-	3,829,000	-	3,829,000
Net Loss	-	-	-	(9,383,000)	(9,383,000)
Balance, May 31, 2019	900,955	$-	$32,187,000	$(35,606,000)	$(3,419,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31, 2020	May 31, 2019
OPERATING ACTIVITIES
Net Loss	$(66,289,000)	$(9,383,000)
Income from discontinued operations	14,389,000	4,596,000
Net loss from continuing operations	(80,678,000)	(13,979,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Expense related to preferred options	62,091,000	-
Depreciation and amortization	1,025,000	603,000
Gain on convertible note settlement	-	(2,611,000)
Gain on convertible note penalties accrual	(760,000)	-
Amortization of debt discount and debt issuance cost	6,749,000	3,599,000
Stock issued for services	75,000	225,000
Stock-based compensation- general and administrative	745,000	154,000
Expense related to warrant modification	22,000	-
Inducement loss on note conversions	624,000	3,829,000
Expense related to warrant exchange	552,000	-
Non-cash interest	-	509,000
Change in fair value of derivative and warrant liability	(1,777,000)	(4,748,000)
Financing costs	-	2,588,000
Changes in operating assets and liabilities
Accounts receivable	(763,000)	(58,000)
Unbilled accounts receivable	(996,000)	(455,000)
Prepaid expenses	54,000	(205,000)
Other current assets	54,000	32,000
Deposits – workers’ compensation	3,283,000	(729,000)
Deposits and other assets	(16,000)	27,000
Accounts payable	(151,000)	925,000
Payroll related liabilities	(108,000)	1,269,000
Accrued workers’ compensation	1,665,000	423,000
Other current liabilities	(2,284,000)	(215,000)
Total Adjustments	70,084,000	5,162,000
Net cash used in continuing operating activities	(10,594,000)	(8,817,000)
Net cash provided by discontinued operating activities	76,000	7,194,000
Net cash used in operating activities	(10,518,000)	(1,623,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(81,000)	(581,000)
Proceeds from sale of fixed assets	34,000	-
Proceeds from working capital adjustment – sale of assets	1,214,000	-
Proceeds from sale of assets	9,500,000	-
Net cash provided by (used in) investing activities	10,667,000	(581,000)

FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of offering costs	10,332,000	-
Proceeds from issuance of convertible notes	-	3,750,000
Issuance costs related to convertible notes	-	(485,000)
Repayment of convertible notes	(1,240,000)	(436,000)
Proceeds from exercise of warrants	33,000	660,000
Net cash provided by financing activities	9,125,000	3,489,000

Net increase in cash	9,274,000	1,285,000
Cash - Beginning of Period	1,561,000	1,650,000
Cash -End of Period	$10,835,000	$2,935,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$315,000	$226,000

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$6,238,000	$8,839,000
Additional Principal to settle registration rights penalties	-	889,000
Common stock issued for services	75,000	-
Common stock issued for note exchange	200,000	-
Additional principal issued for note exchange	433,000	-
Interest capitalized into notes receivable	59,000	-
Common stock issued in exchange for warrants	552,000	-
Discount recorded for asset sale note receivable	1,818,000	-
Reclassification of derivative liabilities to paid in capital	1,979,000	-
Expense related to warrant modification	22,000	-

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

May 31, 2020

Note 1: Nature of Operations

ShiftPixy, Inc. was incorporated on June 3, 2015. The Company is a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s focus is on the restaurant industry in Southern California.

On March 25, 2020, the Company filed Amended and Restated Articles of Incorporation (the “Restated Articles of Incorporation”) with the Wyoming Secretary of State, which were approved by the Company’s board of directors (the “Board of Directors”) and its shareholders representing a majority of its outstanding shares of capital stock. The Restated Articles of Incorporation, among other things, set conversion rights for the Company’s Class A Preferred Stock, par value $0.0001 per share, to convert into shares of common stock on a one-for-one basis.

The Company and its wholly-owned subsidiary Rethink, Inc. (“RT”) function as employment administrative services (“EAS”) providers including services such as administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims and provide workers compensation coverage written in the names of the clients (as may be required by some states). The Company has built a human resources information systems platform to assist in customer acquisition and hopes that this mechanism may become a way to onboard new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”) when eligible clients recognize the value of the services provided by the parent Company. This platform is expected to facilitate additional value-added services in future reporting periods. In January 2020, the Company sold Shift Human Capital Management Inc. (“SHCM”), previously a wholly-owned subsidiary of the Company, and assigned the majority of the Company’s billable clients to a third party for cash as described below in Note 3 and formed RT.

The Company is currently operating in one reportable segment.

Note 2: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended May 31, 2020, are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Valuation expense related to preferred stock options

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including long term notes receivable; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and EAS/human capital management services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. The Company enters into contracts with its clients for EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 30 days’ notice. Contract performance obligations are satisfied as services are rendered, and the time period between invoicing and when the performance obligations are satisfied is not significant. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided.

The Company accounts for its EAS revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers compensation premiums.

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s WSEs which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets, and were $270,000 and $170,000 as of May 31, 2020 and August 31, 2019, respectively.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of its WSEs. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its WSEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

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

No one individual client represents more than 10% of revenues for the three and nine months ended May 31, 2020, and May 31, 2019, respectively. However, three clients represent 93% of total accounts receivable at May 31, 2020.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no impairments recognized for the periods ended May 31, 2020, and May 31, 2019.

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

The Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of WSEs’ job responsibilities, the location of WSEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates. As of May 31, 2020, the Company classified $0.1 million in long term accrued workers’ compensation in the Company’s condensed consolidated balance sheets.

Sunz Program

Starting in July 2018, the Company’s workers’ compensation program for its WSEs has been provided through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Company. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that will be used to pay claims and claim related expenses. The workers’ compensation insurance carrier established monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in deposits- workers’ compensation, a long-term asset in its condensed consolidated balance sheets.

As of May 31, 2020, the Company had $0.5 million in deposit – workers’ compensation classified as a short-term asset and $0.3 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of May 31, 2020, the Company had short term accrued workers’ compensation costs of $0.5 million and long term accrued workers’ compensation costs of $1.0 million.

The Company retained workers compensation asset reserves and workers compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, part of Vensure Employer Services, Inc. (“Vensure”) in connection with the Asset Sale (as defined below).  As of May 31, 2020, the retained workers compensation assets and liabilities are presented as a discontinued operations net asset or liability.  As of May 31, 2020 the Company had $2.4 million in both short term assets and short term liabilities and had $1.7 million of long term assets and $5.5 million of long term liabilities.

Because the Company bears the financial responsibility for claims up to the level noted above, such claims, which are the primary component of its workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. In estimating ultimate loss rates, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the WSE’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.

We expect additional workers compensation claims to be made by furloughed WSEs as a result of the employment downturn caused by the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers compensation insurance for their illnesses. We expect additional workers compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact to our workers compensation liability estimates. While we have not seen additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after May 31, 2020, we will continue to closely monitor all workers compensation claims made during the COVID-19 pandemic.

Fair Value of Financial Instruments

ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2020 and August 31, 2019, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximates fair value due to the short-term nature of the instruments. Convertible notes approximate fair value based on comparison of terms from similar instruments in the marketplace.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at May 31, 2020 or August 31, 2019. The Company recorded expense related to preferred stock options in the three and nine months ended May 31, 2020 using Level 2 fair value measurements. See Note 6 for assumptions used for this valuation. The valuation of the Note Receivable (as defined below) from the Asset Sale (as defined below) and the derivative liabilities associated with its March 2019 Notes (as defined below) (see Note 5), consisted of conversion feature derivatives and warrants, are Level 3 fair value measurements.

Level 3 assets and liabilities:

The Note Receivable, as described in Note 3, was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. We valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate which contemplates the risk and probability assessments of the expected future cash flows. The fair value assumptions have not changed as of May 31, 2020 and any impact to the fair value was immaterial. For the three and nine months ended May 31, 2020 we identified $0.7 and $1.3 million of working capital adjustments, respectively. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements. We believe there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable is based on gross profits generated by the clients transferred to Vensure. Those transferred clients may have their business impacted due to the pandemic which, in turn, would result in lower gross profits. While we believe the current valuation of the Note Receivable is properly recorded as of May 31, 2020, a material change in the business transferred may result in an impairment of this asset. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of May 31, 2020:

	March 2019 Conversion Feature	March 2019 Warrant Liability	Total
Balance at August 31, 2019	$2,852,000	$904,000	$3,756,000
Reclassification to APIC due to note settlements, exchanges or conversions	(1,784,000)	(195,000)	(1,979,000)
Change in fair value	(1,068,000)	(709,000)	(1,777,000)
Balance at May 31, 2020 (unaudited)	$-	$-	$-

The Company had no derivative liabilities as of May 31, 2020 since all the convertible notes were converted to equity or repaid and any warrants requiring accounting as derivatives were exchanged for shares of common stock and new warrant issuances do not require derivative liability accounting treatment. As of August 31, 2019, and during the nine months ended May 31, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures and the fair value of the warrant liabilities based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consist, in part, of the price of the common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the common stock, all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The Company used the following assumptions to estimate fair value of the derivatives in March 2020 prior to the amendments and exchanges for the convertible notes and warrants:

	March 2019 Conversion Feature	March 2019 Warrant Liability
	(unaudited)	(unaudited)
Risk free rate	0.08-0.17%	1.6%
Market price per share	$6.68	$6.68
Life of instrument in years	0.47-1.15	4.0
Volatility	117-139%	102%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended May 31, 2020 and May 31, 2019, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Research and Development

During the three months ended May 31, 2020 and May 31, 2019, the Company incurred research and development costs of approximately $1.5 million and $0.7 million, respectively. During the nine months ended May 31, 2020 and May 31, 2019, the Company incurred research and development costs of approximately $3.4 million and $3.1 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s Human Resources Information System (“HRIS”) platform and related mobile application. In addition, no software costs were capitalized for the three and nine months ended May 31, 2020 and $0 and $0.5 million for the three and nine months ended May 31, 2019, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company recorded net costs totaling $206,000 and $389,000 for the three and nine months ended May 31, 2020, respectively, and expenses of $366,000 and $948,000 for the three and nine months ended May 31, 2019, respectively.

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

Reverse Stock Split

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common shares and common stock equivalents are presented retroactively to reflect the reverse split.

Earnings (Loss) Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock is considered anti-dilutive and thus is excluded from the calculation.

The number of shares used for the weighted average number of common stock outstanding for the earnings per share for the three and nine months ended May 31, 2020 was increased by 24,634,560 shares effective as of January 1, 2020. This increase reflects the inclusion of common stock issuable upon full exercise of options to purchase a similar number of preferred shares and full conversion of those shares of preferred stock to shares of common stock. The preferred share option was deemed to be exercisable into preferred shares on the effective date of the Asset Sale as described in Note 3. The one to one ratio of conversion of shares of preferred stock to shares of common stock was set on March 25, 2020 as described in Note 6.

Securities used in, or that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive are:

	For the Three Months Ended May 31, 2020	For the Three Months Ended May 31, 2019
Options	43,406	48,792
Senior Convertible Notes (Note 5)	-	308,312
Warrants	1,896,209	107,410
Total potentially dilutive shares	1,939,615	464,514

Stock-Based Compensation

At May 31, 2020, the Company has one stock-based compensation plan under which the Company may issue awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations on their fair values.

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

The Company elected to account for forfeitures as they occur. As such, compensation cost previously recognized for an award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.

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

Reclassifications

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact and believes that the adoption of Topic 606 will have a minimal impact.

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

Note 3 – Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement (the “Asset Sale”). Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million will be paid out in equal monthly payments over the next four years (the “Note Receivable”), subject to adjustments for working capital and customer retention over the twelve month period following the Asset Sale.

The following is a reconciliation of the gross proceeds to the net proceeds from the Asset Sale as presented in the statement of cash flows for the period ending May 31, 2020.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Discount recorded	(1,818,000)
Less: Transaction reconciliation – working capital adjustment	(1,283,000)
Adjusted Note Receivable	6,399,000
Short-term note receivable	1,291,000
Long-term note receivable	$5,108,000

The Asset Sale generated a gain of $15.7 million for the nine months ended May 31, 2020. The Company expects a minimal tax impact from the Asset Sale as it intends to utilize its net operating losses accumulated since inception to offset the gain resulting from discontinued operations tax provision with a corresponding offset to the valuation allowance.

The Asset Sale met the criteria of discontinued operations set forth in ASC 205 and as such the Company has reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations for all periods presented. The Company recorded the Note Receivable net of a discount using its estimated cost of capital at a discount rate of (10%).

The Asset Sale calls for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross profit of the business transferred is less than the required amount. Through May 31, 2020, the Company has identified $1,283,000 of working capital adjustments, including $88,000 related to lower net assets transferred at closing, $201,000 of liabilities paid on behalf of the Company, and $994,000 of cash remitted to the Company’s bank accounts, net. Under the terms of the Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, the reconciliation remains unresolved. The working capital adjustment recorded as of May 31, 2020 represents the Company’s estimate of the reconciliation. There is no assurance that the working capital change identified as of May 31, 2020 represents the final working capital adjustment.

The carrying amounts of the classes of assets and liabilities from the Asset Sale included in discontinued operations were as follows:

	May 31, 2020	August 31, 2019
	Unaudited	Unaudited
Cash	$-	$-
Accounts receivable and unbilled account receivable	-	8,526,000
Prepaid expenses and other current assets	-	171,000
Deposits – workers’ compensation	2,386,000	1,722,000
Total current assets	2,386,000	10,419,000
Fixed assets, net	-	40,000
Deposits – workers’ compensation	1,749,000	5,527,000
Total assets	$4,135,000	$15,986,000

Accounts payable and other current liabilities	$-	$457,000
Payroll related liabilities	-	7,879,000
Accrued workers’ compensation cost	2,386,000	1,722,000
Total current liabilities	2,386,000	10,058,000
Accrued workers’ compensation cost	5,533,000	3,853,000
Total liabilities	7,919,000	13,911,000

Net assets/(liability)	$(3,784,000)	$2,075,000

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues (gross billings of $0 and $82.3 million less worksite employee payroll cost of $0 million and $69.7 million, respectively for the three months ended; gross billings of $120.0 million and $221.7 million less worksite employee payroll cost of $103.3 million and $187.3 million, respectively for Nine Months ended)	$-	$12,666,000	$17,138,000	$34,354,000
Cost of revenue	1,490,000	10,125,000	17,025,000	25,567,000
Gross profit (loss)	(1,490,000)	2,541,000	113,000	8,787,000

Operating expenses:
Salaries, wages and payroll taxes	-	662,000	658,000	2,414,000
Commissions	-	701,000	748,000	1,777,000
Total operating expenses	-	1,363,000	1,406,000	4,191,000

(Loss) income from discontinued operations	$(1,490,000)	$1,178,000	$(1,293,000)	$4,596,000

Note 4: Going Concern

As of May 31, 2020, the Company had cash of $10.8 million and a working capital surplus of $3.4 million. During the nine months ended May 31, 2020, the Company used approximately $10.6 million of cash from its continuing operations and repaid $1.2 million of convertible notes, after receiving $9.5 million of cash from the Asset Sale described below, and closed an underwritten public offering and receiving $10.3 million, net of offering costs. The Company has incurred recurring losses resulting in an accumulated deficit of $111.2 million as of May 31, 2020. The recurring losses and cash used in operations raise substantial doubt as to its ability to continue as going concern within one year from issuance date of the financial statements.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. The Company successfully completed an IPO on The Nasdaq Stock Market LLC (“Nasdaq”) on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, the Company completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, the Company completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and May 22, 2020 all convertible notes outstanding as of August 31, 2019 were repaid or converted into equity. On May 26, 2020, the Company successfully completed an underwritten public offering raising a total of $12 million ($10.3 million net of costs) and closed an additional $1.35 million ($1.25 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its operations, including the continued development and support of its IT and HR platform. The Company engaged an investment banking firm to assist the Company in (i) preparing information materials, (ii) advising the Company concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction.

In January 2020, the Company assigned approximately 88% of its customer contracts in exchange for $9.7 million in cash at closing and received an additional $1.0 million of cash, net of $0.9 million of cash transferred, and expects to receive an additional $7.5 million over the four years following the closing of the Asset Sale, subject to certain closing conditions. The Company transferred $1.6 million of working capital, including $0.9 million of cash. The business transferred represented approximately $6.0 million of the Company’s annualized gross profit.

The Company continues to experience significant growth in the number of WSEs, which would generate additional administrative fees that would offset the current level of operational cash burn. The Company retained the high growth business which accounted for over 100% of billings and revenue growth. The Company also retained the rights to monetize the existing pool of WSEs and has begun to roll out its delivery and scheduling applications to its customers.

The Company has and will be impacted by the COVID-19 pandemic. The current business focus is on providing payroll services for the restaurant and hospitality industries which have seen a significant reduction in payroll and consequently a reduction in payroll processing fees. Between March 1, 2020 and May 31, 2020, the number of our billed clients has been reduced by approximately 20% as a result of workforce reduction from our clients. To date, some of our clients have received Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) benefits to offset this reduction, but not at significant levels, and our business has been impacted since the COVID-19 lockdown starting in March 2020. If the lockdown continues, our clients delay hiring or rehiring employees, or if our clients shut down operations, our ability to generate operational cash flows may be significantly impaired.

The Company’s management believes, but cannot be certain, that the Company’s current cash position, along with its revenue growth and the financing from potential institutional investors will be sufficient to fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company, or that any such additional financing will be available to the Company. These condensed consolidated financial statements do not include any adjustments for this uncertainty.

Note 5: Senior Convertible Notes Payable

The Company has issued four series of senior secured convertible notes payable (collectively, the “Senior Convertible Notes”). In general, each series is convertible into shares of common stock. At August 31, 2019, the Company had $6.8 million of the Senior Convertible Notes in default. During the nine months ended May 31, 2020, the Company entered into a series of note amendments, exchanges, and settlements resulting in the resolution of the default conditions and subsequent repayment or conversion of all Senior Convertible Notes. The Senior Convertible Notes Payable consist of the following:

	May 31	August 31,
	2020	2019
	(unaudited)
Senior Convertible Notes, Principal	$-	$6,808,000
Less: debt discount and deferred financing costs	-	(3,457,000)
Total outstanding convertible notes, net	$-	$3,351,000
Less: current portion of convertible notes payable	-	(3,351,000)
Long-term convertible notes payable	$-	$-

As of August 31, 2019, the Company had been declared in default of its Senior Convertible Notes for not honoring conversion notices in June 2019. Three of the Company’s five institutional investors had filed litigation and the Senior Convertible Notes were considered to be in default as of August 31, 2019. See also Note 9 for additional information on the litigation related to the Senior Convertible Notes.

During the nine months ended May 31, 2020, the Company resolved all litigation related to its outstanding notes and all of the Senior Convertible Notes were repaid in cash or converted into common stock.  On August 31, 2019 the Company had gross principal of $6,808,000 representing:

•

June 2018 Senior Convertible Notes due September 6, 2019 with a principal balance of $1,466,000 (the “June 2018 Notes”). The June 2018 Notes were converted or repaid in cash in January 2020 as described in the activity below.

•

Senior Convertible Notes due December 31, 2019 with a principal balance of $867,000 (the “December 2018 Notes”). The December 2018 Notes were either exchanged for December 2019 Exchange Notes and subsequently converted into common shares, converted into common shares in January 2020 or repaid in cash in January 2020 as described in the activity below.

•

Senior Convertible Notes due September 12, 2020 with a principal balance of $4,475,000 (the “March 2019 Notes”). The March 2019 Notes were either exchanged for December 2019 Exchange Notes (as defined below), converted or repaid in cash in January 2020 or exchanged for amended notes in March 2020 which were converted in the quarter ended May 31, 2020.

On December 6, 2019, the Company entered into an exchange agreement with the holder of $2,445,000 of its March 2019 Notes and $222,000 of its December 2018 Notes for new senior convertible notes (the “December 2019 Exchange Notes”). The December 2019 Exchange Notes and the related warrant and note conversion agreement revised the conversion price of the holder’s December 2018 Notes and March 2019 Notes to $40.00 per share, extended the term of the notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020 of 12.5% of the principal balance as of January 31, 2020 payable in cash, and removed certain anti-dilution terms warrants issued in March 2019 (the “March 2019 Warrants”). The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 Notes to $244,000, and from $2,445,000 for the March 2019 Notes to $2,690,000, for a combined revised principal balance of $2,934,000. On December 11, 2019, the Company issued 21,750 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration. The Company provided for up to 10% of the revised combined principal of $2,934,000 to be converted at a reduced price of $12.20 per share until January 31, 2020. In January 2020, the investor converted $293,000 into 24,049 shares of common stock. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification. The Company recorded an additional note discount of $467,000 representing the combined additional shares issued, valued at $200,000 and the additional $267,000 in notes issued in the exchange.

December 2019 Exchange

The terms of the December 2019 Exchange Notes are summarized as follows:

•	Term: April 1, 2022;
•	Coupon: 0%;
•	Default interest rate: 18%;
•	10% of the revised note balance may be converted at $12.20 per share until January 31, 2020
•	Remainder Convertible at the option of the holder at any time at a price of $40 per share but subject to down round price protection;
•	Amortization payment of 12.5% of January 31, 2020 principal balance payable in cash;
•	Alternate conversion percentage is 75% if the alternate conversion is an alternate conversion event of default as a result of bankruptcy or default related to missed amortization payment, subject to a floor conversion price of $1.84 per share, 80% for all alternate event of default conversion, or 85% if such alternate conversion is an alternate optional conversion;
•	Redemption at the option of the Company at 15% premium at any time.

In January 2020, one investor received a legal judgement for $500,000 plus default interest of $52,000. The judgement was paid in cash in January 2020, which included the repayment of $310,000 principal of the March 2019 Notes. Upon payment of the legal judgement, the litigation was resolved with this investor.

In January 2020, the Company settled all legal claims with two investors by entering into settlement agreements and by payment of $2,047,000 in cash and the issuance of 103,593 shares of common stock. The settlements resulted in the elimination of combined default penalties, default interest, and $2,194,000 of principal of the June 2018 Notes, the December 2018 Notes, and the March 2019 Notes.

In January 2020, the Company reduced the conversion price of the remaining June 2018 Notes and the December 2018 Notes payable to $12.20, and $500,000 of the June 2018 Notes and the December 2018 Notes were converted into 41,004 shares of common stock. An additional 4,207 shares of common stock were issued in settlement of default interest of $51,000.

In January 2020, one investor converted $130,000 of the March 2019 Note principal and $28,000 of accrued default interest at $12.20 per share into 12,915 shares of common stock, and one investor converted $293,000 of the December 2019 Exchange Notes into 24,049 shares at a conversion price of $12.20 per share.

As a result of these settlements and conversions, the Company recorded $567,000 of additional expense for debt conversion inducement representing the value of the shares issued at market and the $12.20 per share conversion price on the date of issuance.

The Company had previously recorded $1,800,000 of accrued interest and penalties as of August 31, 2019. As a result of the settlements and resolution of litigation, the Company recorded a gain of $760,000 for the quarter ended February 29, 2020 and the nine months ended May 31, 2020.

March 2020 Warrant and Note Exchanges and Note Conversions

Between March 1, 2020 and March 22, 2020, the conversion terms of the December 2019 Exchange Notes and March 2019 Notes were modified at the mutual agreement of the investors and the Company to temporarily change the conversion price to a fixed conversion price of $9.20 per share. Three investors converted $1,047,000 of the Company’s Convertible Notes and $25,000 of accrued default interest into 135,508 shares of common stock at a conversion price of $9.20 per share. The Company recorded an additional loss on note conversion of $413,000 representing the pro rata portion of the unamortized note discount and deferred financing fees.

On March 23, 2020, the Company entered into the following Amendment and Exchange Agreements (the “Amendment and Exchange Agreements”) with certain institutional investors, pursuant to which the Company amended and restated certain existing March 2019 Notes including the capitalization of $59,000 of accrued default interest (the “Amended and Restated Notes”) and issued (i) convertible notes in an aggregate principal amount of $167,000 convertible into shares of common stock at a conversion price of $9.20 per share of common stock (the “Exchange Notes”), (ii) warrants to purchase an aggregate of 162,950 shares of common stock at an exercise price of $10.17 per share of common stock (the “Exchange Warrants”) and (iii) an aggregate of 82,654 shares of common stock:

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which the Company (a) issued to Alpha an Amended and Restated Note in an aggregate principal amount of $723,000, including capitalization of $51,000 of accrued default interest, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Alpha, issued to Alpha (i) 66,123 shares of common stock, (ii) a March 2020 Exchange Warrant to purchase 130,360 shares of common stock and (iii) a March 2020 Exchange Note in an aggregate principal amount of $145,000.

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement with Osher Capital Partners LLC (“Osher”) pursuant to which the Company (a) issued to Osher an Amended and Restated Note in an aggregate principal amount of $108,000, including the capitalization of $8,000 of accrued default interest and (b) in exchange for outstanding warrants to purchase shares of common stock held by Osher, issued to Osher (i) 16,531 shares of common stock, (ii) a March 2020 Exchange Warrant to purchase 32,590 shares of common stock and (iii) a March 2020 Exchange Note in an aggregate principal amount of $22,000.

On March 24, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement” and, together with the Amendment and Exchange Agreements, the “March 2020 Agreements”) with CVI Investments, Inc. (“CVI”) pursuant to which CVI exchanged its outstanding senior convertible note due 2022 for (i) a warrant to purchase 260,719 shares of common stock (the “CVI Exchange Warrant” and, together with the Exchange Warrants the “March 2020 Exchange Warrants”) and (b) a senior convertible note in an aggregate principal amount of $1,829,000 convertible into shares of common stock at a conversion price of $9.20 per share (the “CVI Exchange Note”, and together with the Exchange Notes, the “March 2020 Exchange Notes”).

The Company evaluated the March 2020 Agreements as an exchange under ASC 470 and determined that the exchanges should be treated as debt extinguishments and reissuances. The Company accelerated the remaining unamortized discount and deferred financing fees as of the date of the exchange and recorded the fair value of the shares issued in exchange for the warrants cancelled as a loss on exchange of $1,592,000. The Company valued the revised conversion features of the Amended and Restated Notes, the March 2020 Exchange Notes and the March 2020 Exchange Warrants using the binomial method and recorded a discount of $2,825,000 on the exchange dates. The Company used the following assumptions to value the conversion features and March 2020 Exchange Warrants:

	March 2020 Conversion Feature	March 2020 Exchange Warrants
	(unaudited)	(unaudited)
Risk free rate	0.08-0.17%	0.038%
Market price per share	$6.63-6.68	$6.63- 6.68
Life of instrument in years	0.47-1.15	5.5
Volatility	117-139%	117%
Dividend yield	0%	0%

Between March 24, 2020 and May 18, 2020 CVI converted $1,829,000 of its senior convertible notes into 198,756 shares of common stock, Alpha converted $868,000 of its senior convertible notes into 94,298 shares of common stock and Osher converted $130,000 of its senior convertible notes into 14,023 shares of common stock. These conversions resulted in full acceleration of all unamortized debt discount to expense of $2,419,000, recorded as other expense in the statement of operations as loss on conversion.

Certain conversions during the quarter ended May 31, 2020 resulted in shares issued below the closing market price on the date of conversion. The Company recorded $57,000 of additional loss on conversion to the statement of operations for the three months ended May 31, 2020 representing the difference in fair value between the closing share price and the conversion price on the date of issuance.

The following table rolls forward the Senior Convertible Notes balances and related deferred financing costs and note discount balances from August 31, 2019 to May 31, 2020:

	Gross Principal	Deferred Financing Costs	Note Discount	Net
Balance at August 31, 2019	$6,808,000	$(344,000)	$(3,113,000)	$3,351,000
Repayments in cash	(1,240,000)	-	-	(1,240,000)
Conversions to common stock	(6,060,000)	89,000	3,402,000	(2,569,000)
Notes issued – December 2019 exchange	267,000	-	-	267,000
Additional note discount issued – December 2019 exchange	-	-	(467,000)	(467,000)
Acceleration of discount and deferred financing cost - extinguishment	-	88,000	960,000	1,048,000
Additional notes issued – March 2020 exchange	166,000	-	-	166,000
Interest capitalized – March 2020 exchange	59,000	-	-	59,000
Additional note discount issued – March 2020 exchange	-	-	(2,825,000)	(2,825,000)
Amortization of interest expense	-	167,000	2,043,000	2,210,000
Balance at May 31, 2020	$-	$-	$-	$-

During the three and nine months ended May 31, 2020, the Company amortized $555,000 and $2,210,000, respectively, and for the three and nine months ended May 31, 2019, the Company amortized $722,000 and $1,433,000, respectively, to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the June 2018 Notes, the March 2019 Notes, March 2019 Exchange Notes, and the December 2019 Exchange Notes (as defined above).

Note 6: Stockholders’ Equity

Preferred Stock

As previously disclosed by the Company, in September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted were based upon the number of shares held at that time.  These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock.  Upon the occurrence of certain specified events, such founding shareholders could exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of common stock on a one-for-one basis pursuant to the Restated Articles of Incorporation. The Preferred Options became exercisable to purchase shares of preferred stock upon the Asset Sale in January 2020. On March 25, 2020 the Company recorded an expense related to preferred options in other expense of $62.1 million representing the Black-Scholes value of 24,634,560 options exercisable and exchangeable into an equal number of shares of common stock.

The Company initially evaluated the preferred options using the Level 1 market price on the March 25, 2020 date and concluded that the market price on that date represented an illiquid market price and therefore not a reliable valuation metric. The Company then evaluated the preferred options on the March 25, 2020 date and valued the preferred options using Level 2 inputs of an estimated market price based on the cash per share received from the May 2020 Public Offering, as adjusted for the fair value of the warrants issued in conjunction with the May 2020 offering. The resulting allocated common share price was then discounted for a lack of marketability due to the lock-up provisions of the shares issuable to arrive at a preferred option fair value of $2.52 per option. The Company used the following assumptions to value the expense related to the preferred options:

Option life of 3.77 years, Risk free rate of 0.47%, volatility of 134%, exercise price of $0.0001 per share and a fair value of $3.62 per common share.

On June 4, 2020, Scott Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options for 12,500,000 shares of preferred stock. Immediately thereafter, Mr. Absher converted all 12,500,000 shares of preferred stock into 12,500,000 shares of common stock. These shares of common stock are subject to a two-year lockup from the date of the conversion. As of the date of this filing, 12,134,560 Preferred Options remain outstanding and exercisable. The right to exercise the options terminates on December 31, 2023. As stated above, the amount of the Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by such founding shareholders at the time such options were issued. Accordingly, in order to confirm the original intent of the granting of up to 50,000,000 of such options to two of our founding shareholders, Mr. Absher and Stephen Holmes, at some point in the future the Company intends to adopt a second grant of options, exercisable upon the occurrence of certain specified events, granting an additional 12,500,000 options to each of Messrs. Absher and Holmes whereby each option permits the holder to acquire one share of preferred stock of the Company for $0.0001 per share.  Each share of preferred stock will be convertible into common stock on a one-for-one basis.

The May 2020 Public Offering

On May 20, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), in connection with a public offering (the “May 2020 Offering”) of an aggregate of (i) 1,898,850 shares of our common stock, (ii) pre-funded warrants to purchase 323,310 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase 1,277,580 shares of common stock (the “May 2020 Common Warrants”), which included the partial exercise of A.G.P.’s over-allotment option to purchase 166,500 additional Common Warrants.

Each share of common stock and Pre-Funded Warrant sold in the May 2020 Offering was sold together with a Common Warrant as a fixed combination, with each share of common stock and Pre-Funded Warrant sold being accompanied by a Common Warrant to purchase 0.5 shares of common stock. The shares of common stock and accompanying Common Warrants were sold at a price to the public of $5.40, less underwriting discounts and commissions and the Pre-Funded Warrants and accompanying Common Warrants were sold at a price to the public of $5.399, less underwriting discounts and commissions. The Common Warrants were immediately exercisable and will expire on May 26, 2025 and have an exercise price of $5.40 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.

The May 2020 Offering closed on May 26, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.7 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional Common Warrants. All Pre-Funded Warrants issued or issuable were exercised on the closing date of May 26, 2020. Pursuant to the Underwriting Agreement, the Company, upon closing of the Offering, issued to A.G.P. warrants to purchase up to 111,108 shares of common stock (the “Underwriter Warrants”), which is 5.0% of the aggregate number of shares of common stock and shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the May 2020 Offering. The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $5.94, which is 110% of the public offering price per share.

On June 11, 2020 the Company closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.9 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, representing the partial exercise of A.G.P.’s over-allotment option to purchase 166,500 shares of common stock at $5.40 per share.

On July 7, 2020, the Company closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.45 million, prior to deducting underwriting discounts and commissions and offering expenses payable by us, representing the partial exercise of A.G.P.’s over-allotment option to purchase 83,840 shares of common stock at $5.40 per share.

Common Stock and Warrants

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common stock and common stock equivalents are presented retroactively to reflect the reverse split.

During the nine months ended May 31, 2020, the Company issued the following:

•	2,222,160 shares of common stock were issued pursuant to the May 2020 Offering at $5.40 per share as described above.

•	628,353 shares of common stock were issued for the conversion of $6,060,000 of June 2018 Notes, December 2018 Notes, March 2019 Notes, and December 2019 Exchange Notes payable and $178,000 of related default interest payable.

•	82,653 shares of common stock valued at $552,000 were issued to two senior convertible note holders as an inducement to eliminate the March 2019 Warrants and as partial consideration to amend the senior notes to a fixed conversion price.

•	21,750 shares of common stock valued at $200,000 was issued as an inducement to exchange $2.7 million of March 2019 Notes for $2.9 million of December 2019 Exchange Notes.

•	6,275 shares of common stock were issued for a warrant exercise for cash proceeds of $33,000.

•	856 shares of common stock were issued to two directors for services valued at $75,000.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2019	107,409	4.3	$83.21
Issued	1,840,773	5.1	7.03
(Cancelled)	(45,698)	4.3	78.13
(Exercised)	(6,275)	3.6	5.29
Warrants outstanding, May 31, 2020	1,896,209	5.0	$8.42
Warrants exercisable, May 31, 2020	1,472,540	4.9	$7.91

The warrant reconciliation table above excludes 323,310 “pre-funded” warrants that were originally subscribed to be issued in conjunction with the underwritten offering closing on May 26, 2020. The “pre-funded” warrants were to be sold at $5.399 per share and exercisable at $0.001 per share but were all exercised and fully paid prior to the May 26, 2020 closing. The 323,310 shares are included in the 2,222,160 common share count reported above for the underwritten public offering.

The following tables summarize our warrants outstanding as of May 31, 2020:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
May 2020 Offering Common Warrants	1,277,580	5.0	$5.40
May 2020 Offering Underwriter Warrants	111,108	5.0	5.40
March 2020 Exchange Warrants (1)	423,669	5.3	10.17
Amended March 2019 Warrants (2)	66,288	4.0	40.00
March 2019 Services Warrants	3,366	4.0	70.00
June 2018 Warrants	6,276	3.8	40.00
June 2018 Services Warrants	5,422	3.8	99.60
2017 PIPE Warrants	2,500	2.3	276.00
	1,896,209	5.0	$7.91

(1)	Warrants were issued in conjunction with the March 2020 Agreements as described in Note 5 above. Warrants are not exercisable until September 23, 2020.

(2)	Warrants include 13,015 March 2019 Warrants that were amended in December 2019 to modify the exercise price to a fixed exercise price of $40.00 per share from $70 per share and an additional 53,273 warrants issued during the December 2019 Note exchange.

All warrants outstanding and exercise prices have been adjusted to reflect the 1:40 reverse split.

Note 7: Stock Based Compensation

The Company granted no options during the nine months ended May 31, 2020. The Company recognized approximately $75,000 and $745,000 of compensation expense for the three and nine months ended May 31, 2020, respectively. During the nine months ended May 31, 2020, the Company fully vested all options granted to personnel who were terminated as a result of the Asset Sale which resulted in the acceleration of 9,737 options and $483,000 of stock-based compensation recorded in stock-based compensation – general and administrative.

At May 31, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.9 years for outstanding grants was $0.6 million.

A summary of option activity was as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)
Balance, August 31, 2019	50,749	9.0	$95.20
Granted	–	–	–
Exercised	–	–	–
Forfeited	(7,343)	8.5	69.85
Balance at May 31, 2020	43,406	8.4	$99.55

Options outstanding as of May 31, 2020 had aggregate intrinsic value of $0.

Option vesting activity was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)
Balance, August 31, 2019	10,291	8.0	$152.80
Vested	17,310	8.4	91.85
Exercised	–	–	–
Forfeited	(1,305)	5.2	140.09
Balance at May 31, 2020	26,296	7.9	$118.41

The following table summarizes information about stock options outstanding and vested at May 31, 2020:

	Options Outstanding and Exercisable			Options Vested
		Weighted
		Average	Weighted		Weighted	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Options	Life	Price	Options	Life	Price
		(In years)			(In years)
$18.80-$40.00	5,375	9.0	$24.35	758	9.0	$29.38
$40.01–$80.00	13,729	8.8	51.21	7,473	8.8	51.22
$80.01–$120.00	10,553	8.0	102.93	6,881	8.0	102.56
$120.01–$160.00	12,625	7.3	155.28	10,060	7.2	155.26
$160.01-$391.60	1,124	7.1	391.60	1,124	7.1	391.60
	43,406	8.2	$99.55	26,296	7.9	$118.41

The number of options and exercise prices have been presented retroactively for the 1 for 40 December 17, 2019 reverse split.

Note 8: Related Parties

J. Stephen Holmes, our Sales Manager, is an advisor to and significant shareholder of the Company. The Company incurred $180,000 and $540,000 in professional fees for management consulting services in the three and nine months ended May 31, 2019 and $180,000 and $540,000 in the three and nine months ended May 31, 2020, respectively.

On December 23, 2019, the Company issued 428 shares to each of Messrs. Higgins and White, both directors of the Company, in settlement of shares promised in December 2018 but not issued. The fair value on the date issued for the combined issuance of 856 shares was $75,000.

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

Convertible Note Related Litigation

During 2019, three of the Company’s note holders filed legal complaints. During the nine months ended May 31, 2020 all Convertible Note related litigation was resolved as follows:

Alpha Capital v. ShiftPixy, Inc.

On July 3, 2019, the Company was served with a complaint filing by Alpha Capital Anstalt (“ACA”) in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes, specifically one for $310,000 submitted on June 20, 2019. ACA sought an injunction requiring the Company to issue 25,000 shares of common stock, damages for the claimed breaches, and attorneys’ fees. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. As of November 30, 2019, the Company had convertible notes outstanding with ACA for approximately $1.7 million consisting of $0.3 million of the June 2018 Notes, $0.2 million of the December 2018 Notes and $1.2 million of the March 2019 Notes. In January 2020, Alpha was awarded a judgement for $500,000 consisting of the $310,000 of notes and $190,000 of damages and accrued interest of $51,000. On January 16, 2020 Alpha Capital converted all remaining June 2018 Note and December 2018 Note balances at $12.20 per share. On January 20, 2020, the Company paid the damages award including interest in cash and resolved the litigation.

Dominion Capital LLC v. ShiftPixy, Inc.

On July 18, 2019, the Company was served with a complaint filing by Dominion Capital LLC (“Dominion”) in the United States District Court, Southern District of New York alleging breach of contract in refusing to honor the conversion of certain convertible notes. Dominion sought injunctive relief, injunction to prohibit buyback, breach of contract on the June 2018 Notes, the December 2018 Notes, and the March 2019 Notes, and declaratory judgment. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery which was completed in September 2019. On January 22, 2020, the Company settled all claims and repaid all remaining notes and cancelled all related warrants by issuing 83,593 shares of common stock on the date of issuance and paid cash of $1,322,000.

MEF I, LP v. ShiftPixy, Inc.

On August 27, 2019, MEF I, LP (“MEF”) filed a complaint in the United States District Court, Southern District of New York. MEF sought monetary relief of $2.1 million and to appoint themselves as receiver of the Company. As of August 31, 2019, the Company had convertible notes outstanding to MEF at approximately $0.7 million face value consisting of approximately $0.5 million and $0.2 million for the June 2018 Notes and the December 2018 Notes, respectively. In November 2019, the Company filed a motion in response to the receiver request. On January 17, 2020, the Company and MEF I settled all claims, pursuant to which the Company repaid all note principal remaining, accrued damages, and accrued interest and cancelled the June 2018 Warrants with the issuance of 20,000 shares of common stock and payment of $725,000 in cash.

See also Note 5 above.

Kadima Ventures

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Report, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima refused to continue development work, denied access to developed software, and refuses to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In addition to the non-delivery of the paid for user features, Kadima asserts that it is owed additional funds to turn over the work completed. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June, 2020 the Company engaged in mediation discussions with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud.

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit, on behalf of himself and other similarly situated individuals, in the Eighth Judicial District Court for the State of Nevada, Clark County, naming the Company and its client as defendants, and alleging violations of certain wage and hour laws. This lawsuit is in the initial stages, and the Company denies any liability. Even if the plaintiff ultimately prevails, the potential damages recoverable will depend substantially upon whether the Court determines in the future that this lawsuit may appropriately be maintained as a class action.  Further, in the event that the Court ultimately enters a judgment in favor of plaintiff, the Company believes that it would be contractually entitled to be indemnified by its client against at least a portion of any damage award.

Note 10: Subsequent Events

Litigation:

On June 29, 2020, the Company was served with a complaint filed by one of its former clients in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to the California Private Attorneys General Act of 2004. This underlying lawsuit alleged that our former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company intends to defend the lawsuit vigorously.

Employee Stock Option Plan Increase:

On July 1, 2020, the Board of Directors unanimously approved an increase in the number of shares of common stock issuable under our of the Company’s 2017 Stock Option/Stock Issuance Plan from 250,000 to 3,000,000, subject to approval by a majority of the Company’s shareholders no later than the next regularly scheduled annual shareholders meeting. Also on July 1, 2020, our Board approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,235,159 shares of the Company’s common stock at an exercise price of $5.40 per share, which was the closing price of our stock as reported by Nasdaq at the close of trading on the day of the Board’s action. Of the options awarded, 995,000 are designated as “incentive stock options”, and 280,159 are designated as “non-qualifying” or “non-statutory” options under the Internal Revenue Code. These options have a 10-year life, and will vest over a four year period, with 25% vesting on July 1, 2021, and the remainder vesting ratably on a quarterly basis over the following three years.

Additional COVID-19 Lockdown:

On July 13, 2020 the Governor of the State of California re-implemented additional COVID-19 related lockdown provisions in most of the counties in the state, including those located in Southern California where most of our clients reside.  These lockdown provisions will likely require that in-person dining be prohibited for at least one month.  We believe that the impact to our business will be primarily felt based upon the negative effect on those clients that rely more heavily upon in-person dining, but we have not had an opportunity to evaluate fully the probable impact of this lockdown development on our overall customer base as of the date of these condensed consolidated financial statements..

Management has evaluated subsequent events pursuant to the issuance of the interim unaudited consolidated financial statements and has determined that, other than listed above, no other reportable subsequent events exist through the date of these condensed consolidated financial statements.

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

Overview

Our current business, and the primary source of our revenues to date, has been under a traditional staffing services business model. Our initial market focus is to use this traditional approach, coupled with developed technology, and address an underserved market containing predominately lower wage employees with high turnover, in light industrial, services, and food and hospitality. We provide human resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for WSEs (or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the fiscal year ended August 31, 2019, we processed over $350 million of payroll billings. Our business has significantly grown for each year since inception and we expect to continue our track record of significant customer growth. However, we have experienced losses to date as we have invested in both our technology solutions as well as the back-office operations required to service a large employee base under a traditional staffing model.

Our revenues through the first nine months of fiscal 2020 primarily consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the applicable taxation authority, and workers compensation premiums billed to the client for which we facilitate workers compensation coverage. Our costs of revenues consist of accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers compensation reserves. Our cash balances related to these reserves are carried as assets and our estimates of projected workers’ compensation claims are carried as liabilities. Since fiscal 2019, we have provided a self-funded workers compensation policy for up to $500,000 and purchased reinsurance for claims in excess of $500,000. We actively and monitor and manage our clients and WSE’s compensation claims, which we believe allows us to provide a lower cost workers’ compensation option for our clients than they would otherwise be able to purchase on their own.

As of August 31, 2019, we had 246 clients with over 13,000 WSEs, and processed payroll of over $350 million during our fiscal year ended August 31, 2019, an increase of nearly 60% over our year ended August 31, 2018. Of these WSEs, approximately 60% represent workers in the restaurant industry. In addition, as of August 31, 2019, there were an additional 12,000 inactive WSEs in our HRIS technology platform who are available for gig opportunities. In January 2020, in connection with the Asset Sale, we assigned client contracts representing approximately 70% of our billable clients, which comprised approximately 88% of our quarterly revenue as of November 30, 2019, and certain operating assets for $19.2 million in cash, of which $9.7 million was received at closing and $9.5 million is due over the next four years, which was to have commenced in April 2020, subject to certain conditions, including the performance of the assigned contracts and minimum working capital delivered. The payments have been delayed due to COVID-19 related issues.

We are currently focused on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates. We believe that our focus on these industries will be better served by our HRIS technology platform, which provides payroll and human resources tracking for our clients and which, we believe, will result in lower operating costs, improved customer experience and revenue growth acceleration. All of our clients enter into service agreements with us or our wholly-owned subsidiary, ReThink Human Capital Management, Inc.

In connection with the Asset Sale, we retained the WSE records of all WSEs billed through our systems. We view these WSEs as potential gig employees to provide gig staffing or permanent employment for our current and future client customers. We have in excess of 35,000 WSEs in our system and 200,000 additional WSEs through other business relationships.

Following the Asset Sale, our client count, client site count, and billed WSE count decreased by approximately 88% from pre-Asset Sale metrics. On a comparative basis from May 31, 2019 to February 29, 2020 (our last reporting period before the COVID-19 pandemic), our continuing and remaining client count increased from 35 to 83 customers, representing approximately 250 client locations, and our billed WSEs increased from an average of 1,600 to 3,100 at the end of February 2020. The quarter ended February 29, 2020 saw an annualized growth rate of over 100% for both clients and WSEs since November 30, 2019.

The COVID-19 pandemic has had a significant impact upon and delayed our expected growth, which we have observed through a decrease in our billed customers and our WSEs beginning in mid-March 2020, upon the lockdown implemented by the State of California. Significantly, all of our February 29, 2020 billed WSEs worked for clients located in Southern California, and many of these clients were required to furlough or layoff employees or, in some cases, completely close their operations. However, during the quarter ended May 31, 2020 we continued to close new customer opportunities. The combination of our sales efforts and the opportunities our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions but our WSE billings per client location decreased as many clients were shut down, or reduced staffing during the quarter.

For the month of May 2020, our billed client count decreased to 81 clients, but client locations increased by 24% to over 300 client locations compared to February 2020. Monthly “normalized” gross client billings decreased 23% from February 2020 levels to May 2020 levels as a result of the reduced staffing levels. (“Normalized” gross billings represent actual billings adjusted for the number of billable days in a given month, i.e. 29 billable days in February 2020 and 31 billable days in May 2020).

As the Southern California economy recovered into June, we saw continued client additions and gross billing recovery. For the month of June 2020 our client count increased to 84 clients with active billings, representing 315 client locations (an increase of 26% from February 2020 equivalent to a 150% annualized client location growth rate) and saw gross client billings in excess of “normalized” February 2020 billings.

On July 13, 2020 the Governor of the State of California re-implemented additional COVID-19 related lockdown provisions in most of the counties in the state, including those located in Southern California where most of our clients reside.  These lockdown provisions will likely require that in-person dining be prohibited for at least one month.  We believe that the impact to our business will be primarily felt based upon the negative effect on those clients that rely more heavily upon in-person dining, but we have not had an opportunity to evaluate fully the probable impact of this lockdown development on our overall customer base as of the date of this report.

Our Services

Our core EAS are provided via standard legal contracts with our business clients, customized for each client’s specific needs, and are typically one year in length and cancelable with 30 days’ notice by either party. Through May 31, 2020, we have not had any material revenues or billings generated within our HRIS from additional value-added services. We consider our future service offering to be our future, which we believe will provide for additional revenue streams and support cost reductions for existing and future business clients. Future services, including technology-based services provided through our HRIS system and mobile application, will be through “a la carte” pricing via customizable on-line contracts.

We provide our solution in the developing NextGEN or “gig” economy primarily by absorbing our clients’ workers, whom we call worksite employees but may also be called “shift workers,” “shifters,” “gig workers,” or “assigned employees.” WSEs are carried under a ShiftPixy corporate employee umbrella and we shoulder certain employment-related compliance responsibilities for our business clients as part of our services provided. This arrangement benefits WSEs by opening additional work opportunities through access to other shift work with our other clients. Each WSE further benefits from employee status benefits through our benefit plan offerings, including minimum essential health insurance coverage plans and a 401(k) plan while enjoying the protections of workers’ compensation coverage and employment laws.

At the heart of our employment service solutions is the secure, cloud-based HRIS database accessible by a desktop or mobile device through which our WSEs will be enabled to find available shift work at our client locations. This solution solves a problem of finding available shift work for both the shifters looking for additional shift work and business clients looking to fill open shifts. For new WSEs, the mobile platform includes an easy to use WSE onboarding functionality which we believe will increase our WSE pool of workers and provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. The mobile platform features a “Pixy” chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designed to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.

Our initial market focus was chosen based on our understanding of the issues and challenges facing “Quick Service Restaurants” (“QSRs”), including fast food franchises and local restaurants. To this end, we have focused on the development of two key features of our mobile application since 2019: (i) scheduling functionality, designed to enhance the client’s experience through scheduling of employees and reducing the impact of turnover, and (ii) delivery functionality, designed to increase revenues through delivery fulfillment as well as to bring this function “in house” and thereby reduce delivery costs.

The scheduling functionality described above, which we implemented in our software during 2019, will enable each client worksite to schedule workers and to identify shift gaps that need to be filled once it is fully functional. We utilize computer algorithms to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We began using this functionality at the end of fiscal 2019 on a test basis and made additional deployments to our clients during the first half of fiscal 2020.

Also in 2019, as noted above, we designed and built additional functionality to allow our restaurant clients to provide restaurant to consumer delivery services through our technology platform. One of the most recent developments in the food and hospitality industry is the rapid rise of third-party restaurant delivery providers such as Uber Eats, GrubHub, and DoorDash. These providers have successfully increased QSR revenue in many local markets by providing food delivery to a wide-scale audience using contract delivery drivers. We have observed two significant issues with our clients and third-party delivery providers which is increasingly being reported in the news media, with companies like Dominos Pizza and Jimmy Johns franchises providing their own delivery and avoiding third party delivery services. The first issue is the very large revenue share typically being paid to many of these third-party delivery providers as delivery fees. These additional costs erode the profit for the QSRs from those additional sales made through this delivery channel. The second is that our QSR customers have encountered problematic deliveries of their food products - late deliveries, cold food, missing accessories, and unfriendly delivery people. This, in turn, has caused significant “brand erosion” in many cases and has caused these clients to reconsider third-party delivery.

We provide a solution to the third-party delivery issues. We designed our HRIS platform to manage food deliveries by the QSRs using internal personnel and a customized “white label” smart phone App. Our recently released delivery feature links this “white label” delivery ordering system to our delivery solution, thereby freeing the QSR to have their own brand showcasing an ordering mobile phone application (“App”) but retaining similar back-office delivery technology including scheduling, ordering, and delivery status pushed to a customer’s smart phone. Our technology and approach to human capital management allows a company unique window into the daily demands of QSR operators and the ability to extend our technology and engagement to enable this unique self-delivery proposition. Our new driver management layer for operators in the ShiftPixy ecosystem will allow clients to use their own team members to deliver a brand intended customer experience. Our mobile platform provides the HR compliance, management and insurance solutions necessary to the support of a delivery option and creates a turnkey self-delivery opportunity for the individual QSR operator. Our solution saves delivery costs to the QSR client and allows them to retain the customer information and quality control over the food delivery.

The first phase of this component of our platform is driver onboarding, which was completed during fiscal 2019. The enhanced features accompanying driver onboarding, when fully functional, will allow our operator clients to “micro meter” the essential commercial insurance coverages required, (such as workers’ compensation and auto coverage), on a delivery-by-delivery basis (workers’ compensation and auto coverages). The absence of such capabilities, which our platform will provide, has been a significant barrier in the past for some QSRs to provide their own delivery services. We began deploying the “delivery features” of our mobile platform to selected customers on a trial basis during the fourth quarter of fiscal 2019.

During the quarter ended May 31, 2020 and continuing through the date of this Report, we have continued to enhance the user experience and functionality around the scheduling and shift intermediation functions and to provide a “white label” last mile delivery solution for our restaurant customers. We believe that these features represent key improvements to our platform, and will be in high demand from restaurants hit hard by the COVID-19 crisis. The scheduling solution provides a management tool to address employee turnover in nearly real time from a readily available and trained employee population. The delivery solution provides customers the ability to use their own personnel to make deliveries in a time when many restaurants are currently limited to walk-up takeout and third-party delivery sales due to the COVID-19 pandemic.

The final phase of our initial platform consists of our “shift intermediation” functionality, which will enable our WSE shift workers to receive information regarding and accept available shift work opportunities. The utility of the intermediation functionality depends significantly upon the presence of meaningful numbers of available workers and client shift opportunities in the same geographic region, as well as significant customer adoption taking advantage of this concentrated presence. We believe that we attained such a level of geographical concentration in Southern California during fiscal 2019, which allowed us to activate these key features in August 2019 to a limited group of customers on a test basis. These test basis deployment efforts have generated significant business knowledge, which our marketing and engineering teams were able to implement in developing key enhancements and process flow improvements beginning during our November 2019 fiscal quarter, and continuing through the present. We are currently developing these additional enhancements simultaneously with our collection of additional customer and WSE scheduling information.

Our goal is to provide a mature and robust hosted, cloud-based HRIS platform, coupled with a seamless and technically sophisticated App, that will act as both a revenue generation system as well as a “viral” customer acquisition engine through the combination of the scheduling, delivery, and intermediation features and interactions. We believe that, once a critical mass of clients and WSEs is achieved, additional shift opportunities will be created, which will pull in additional WSEs and additional client businesses in the food service and hospitality industries. Our approach to achieving this critical mass is to market our services to restaurant owners and franchisees, focusing on specific brands and geographical locations. We hope to promote viral adoption of our App by WSEs and clients through both geographic concentration and adoption within franchise brands.

Our headquarters is currently situated in Irvine, California, from which we can reach the Southern California and other markets and service our clients remotely.

We believe we will experience business and revenue growth in the new market trend towards flexible, temporary or freelance jobs, often involving connecting with clients or customers through an online platform (the “Gig Economy”) from the following key factors, all of which are provided without adjustment for the impacts due to the COVID-19 pandemic:

•	Large Potential Market. Current statistics show that there are over 14.7 million employees working in our current target market--the restaurant and hospitality industries -- representing over $300 billion of annual revenues. (U.S. Department of Labor. Bureau of Labor Statistics. February 2018). Compared to the total workforce in all industries, workers in the restaurant industry have a notably higher percentage of part-time workers. (National Restaurant Association. “News & Research: Restaurant middle class job growth 4 times stronger than overall economy.” 13 January 2016). At our current monetization rate per employee, this represents an annual revenue opportunity of over $9 billion per year for the United States. Our current geographic presence in California, New York City and parts of Texas, Illinois, and Florida provides coverage of over 50% of this opportunity. Our intention is to expand both our geographic footprint and our service offerings into other industries, particularly where part-time work is a significant component of the applicable labor force, including the retail and health care sectors.

•	Positive External Market Forces. A significant problem for small businesses and, in particular, businesses in the food service industry such as QSRs, involves compliance with employment related regulations imposed by federal, state and local governments. These regulations include the provisions of the Affordable Care Act and recent developments in California for Gig Economy companies such as Uber and Lyft under California AB5 which requires these companies to treat their workers as employees rather than independent contractors. We foresaw this change and provide a viable solution to convert contract workers into employees under our HRIS platform. We see significant business opportunities from this development.

•	Rapid Rise of Independent Workers. The number of independent workers, totaling approximately 41 million in 2018, is expected to increase to 40% of the private, non-farm U.S. workforce by 2021. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.). As of early 2019, approximately 48% of the U.S. workforce has worked as an independent employee either part time or on a contract basis (Source: http://www.mbopartners.com/state-of-independence).

•	Technology Affecting and Attitudes towards Employment Related Engagements. Gig-economy platforms have changed the way part-time workers can identify and connect to work opportunities, and millennials and others have embraced such technologies as a means to secure short-term employment related engagements. The significant increase in the adoption of smart phone devices has provided the “last mile” platform to enable technology solutions such as ours to provide a gig economy platform. Most importantly, for our target audience of 18-35 year old workers as of February 2019, 92% of these workers regularly use a smart phone (Source: Pew Research Center).

•	New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and NextGen Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. (MBO Partners. “America’s Independents / A Rising Economic Force / 2016 State of Independence in America Report / Sixth Annual.” 2016.). Mindful that most of its shifters will be millennials who connect with the outside world primarily through a mobile device, ShiftPixy is poised to significantly expand its business through the ShiftPixy mobile app. The ShiftPixy mobile app is a proprietary application downloaded to mobile devices, allowing ShiftPixy’s shifters to access shift work opportunities at all of ShiftPixy’s clients, not just their current restaurant or hospitality provider, and, with an added feature made available in the first calendar quarter of 2020, also allows shift employees not working at its clients to access shift work opportunities at all of its clients.

ShiftPixy and its subsidiary, RT, collectively served, as of May 31, 2020, an aggregate of 81 clients with 252 client locations comprising approximately 2,700 employees. None of these clients represented more than 10% of our revenues for the three or nine month periods ended May 31, 2020.

Significant Developments in the Nine Months Ended May 31, 2020.

Impact of COVID-19:

Our business, results of operations and financial condition has been, and may continue to be, materially adversely impacted by public health epidemics, including the recent outbreak of respiratory illness caused by COVID-19 first identified in Wuhan, China in December 2019. Beginning in February 2020, we began to see a reduction in weekly per location billings for our restaurant customers. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. Potential impacts of the spread of COVID-19 include disruptions or restrictions on our employees’ and WSEs’ ability to travel and temporary closures of the facilities of our clients. For example, many of our WSEs perform services in the restaurant and hospitality industries, and since early March 2020, there has been significant decline in restaurant and hotel traffic. Government agencies have since declared a state of emergency in the U.S., and some have restricted movement, required restaurant, bar and hotel closures, and advised people not to visit restaurants or bars and otherwise restrict non-essential travel. In some jurisdictions, people have been instructed to shelter in place to reduce the spread of COVID-19, in response to which restaurants have temporarily closed and have shifted operations at others to provide only take-out and delivery service. Travel and tourism across the globe has significantly decreased, in response to which hotels have temporarily closed and furloughed employees.  All of these developments and similar developments that have occurred as a result of the spread of COVID-19 negatively affect our clients and the ability of our WSEs to perform services. As a result, we expect our results of operations to continue to be materially and negatively affected by these actions.

Additionally, our headquarters is located in Irvine, CA in Orange County, a region that has seen a recent rise of confirmed cases of COVID-19. During most of the quarter ended May 31, 2020, substantially all of our corporate employees were working remotely. Beginning in May 2020, we began to allow select employees to return to work in our corporate offices on a limited basis through partial on-site scheduling and in compliance with State of California and Orange County directives on COVID-19 safety, including the use of face masks, social distancing, temperature checks, and hand sanitization requirements. We are continuing to monitor and assess the effects of the COVID-19 outbreak on our commercial operations, including any potential impact on our revenue in fiscal 2020. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We do not, yet, know the impact that COVID-19 will have on our business in the medium to long term. Up to the date of this Report, we have experienced the following COVID-19 impacts to our business:

•	We have seen significant staffing reductions for our Southern California clients since the state lockdown in mid-March and a resultant reduction in payroll billings from those clients. Several of our clients have closed operations either temporarily or permanently and most have furloughed staff or reduced hours.

•	We are working closely with our clients to provide additional capital including through the 2020 stimulus programs such as the Payroll Protection Plan, but we have not, as yet, seen a recovery of billings from any of the stimulus programs.

•	We have seen a significant increase in potential customers needing the technology solutions we provide and our business activities have been marked by an increase in our sales pipeline for our delivery and scheduling application features and an increase for franchised restaurant customers. During the May 2020 quarter, we closed additional client business and began to bill additional client locations resulting in a net increase of approximately 60 client locations billed, or approximately 23% compared to the February 29, 2020 quarter but our per location monthly billings decreased by approximately 38% from February 2020 to May 2020, we believe due significantly to the COVID-19 pandemic. Our additional billings from these new client locations have not been sufficient to offset the gross payroll billings reduction from February 2020 to May 2020, and we cannot we predict to what extent, if any, this increase in potential customers will result in additional signed contracts and increased revenues.

•

We have experienced increases in our workers compensation reserve requirements, and we expect additional workers compensation claims to be made by furloughed employees. We also expect additional workers compensation claims to be made by employees required to work by their employers during the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers compensation insurance for their illnesses. We expect additional workers compensation claims to be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers compensation liability estimates.  While we have not seen additional expenses as a direct result of any such potential claims to date, and we have received no claims through June 30, 2020 representing claims related to COVID-19, we have seen an increase in the workers compensation reserve calculations for both our continuing and discontinued operations. The additional expenses for the three and nine months ended May 31, 2020 are due primarily to mitigation of COVID-19 risk. We will continue to closely monitor all workers compensation claims made during the COVID-19 pandemic.

•	Our application development cycle has been delayed. Our internal development team, located in Irvine, CA, was subject to lockdown for significantly all of the quarter ended May 31, 2020, and the work schedules of our external project development teams in other locations were also impacted by the COVID-19 pandemic. All groups were forced to work remotely, and travel was restricted, disrupting the normal development project cycles and management review of our external teams. Our development teams typically have a high degree of direct person to person interaction as part of the creative and problem-solving processes inherent in the development and integration of new technologies. This person to person interaction was significantly reduced during the quarter ended May 31, 2020 and resulted in delays in the development, testing, and deployment of our key development initiatives.

Vensure Asset Sale

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, part of Vensure, that assigned client contracts representing approximately 88% of quarterly revenue as of November 30, 2019, including 100% of its existing PEO business effective as of December 31, 2019, and the transfer of $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million will be paid out in equal monthly payments for the next four years after certain transaction conditions are met, primarily consisting of a minimum level of gross profit generated from the transferred business subject to adjustments for working capital transfers. During the three months ended May 31, 2020, we estimated $0.7 million of working capital adjustments, recorded as an increase in the note receivable, and we recorded no adjustments for the gross profit guarantee during the three months ended May 31, 2020.

The Asset Sale required a 90 day settlement period for the contract assets and liabilities. Due to disruptions from COVID-19, the settlement period has been informally extended. We will not begin to receive any additional proceeds until the settlement has been completed. We expect to resolve the settlement period during the fiscal quarter ending August 31, 2020.

Revised Customer Focus

Beginning in June 2019, we refocused our sales efforts towards clients that were better suited to take advantage of our HRIS and mobile application benefits including, the functions we believe will result in additional revenues and gross margins, and carry a reduced cost of operations support both from our internal customer support team and from sales commissions. We hired additional internal sales personnel to focus on those client opportunities and we are moving away from our prior sales model, which utilized highly commissioned sales personnel paid on a recurring percentage of customer billings. Those internal sales personnel were fully trained in September 2019 and their efforts began to bear positive results shortly thereafter, resulting in customer wins in October, with expected onboarding beginning in 2020.

We believe our new sales model is better served to incentivize our sales and marketing personnel to acquire those customers that benefit from the HRIS value proposition and will result in both increased revenues and profitability. We also reviewed our legacy customers after this refocus, as well as during the due diligence process for the Asset Sale that closed in January 2020, and identified those customers with limited potential to benefit from our “upsell” HRIS model. Those customers who did not fit our revised profile were primarily selected to be included in the Asset Sale assignment.

Software Development

Prior to March 2019, we primarily used turnkey contract software development firms to build the software code, mobile application, and license integrations required to build the functional solution, and our internal personnel had a primarily oversight role. Beginning in March 2019, we hired and assembled an internal development team for cost-cutting and for better feature and implementation control. Our development team was fully in place by August 2019 and focused on delivering a version of our mobile app and software solution using a combination of third-party licensed software and internally developed software.

We began building our internal software development team and transitioned away from our former software development vendor to expedite our technology deployment. The tardy delivery of the user features from our previous software development vendor and related on-going litigation slowed the pace of our growth. The completion of our technology and the deployment of these features will further accelerate our growth. We launched version 2.0 of its App and enhanced user features, including onboarding, scheduling and driver management, during the fourth calendar quarter of 2019. We believe that the continuing release and update of these features will further accelerate the growth of our business and move us closer to our financial breakeven point.

We continued our software development internally during the second quarter of fiscal 2020 primarily through feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements. We believe that this has resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling. Our software development during the quarter ended May 31, 2020 continued to focus on enhanced delivery and intermediation functionality, but was disrupted due to inefficiencies caused by the COVID-19 lockdown, impacting personnel located in our Irvine, CA headquarters as well as our external development teams.

From inception of the project in 2017 through May 31, 2020, we spent approximately $20.3 million, consisting of outsourced research and development, IT related expenses, development contractors and employee costs, as well as marketing spending consisting of advertising, trade shows, and marketing personnel costs.

The following table shows the technology and marketing spending for each period reported:

Development spending (in $ millions)	Nine Months ending May 31, 2020	Nine Months ending May 31, 2019
	(unaudited)	(unaudited)
Contract development and licenses	$1.3	$1.5
Internal personnel costs	1.5	0.5
Total Development spending	$2.8	$2.0

Marketing spending
Advertising and Outside Marketing	$0.4	$1.0
Internal personnel costs	0.2	0.1
Subtotal, Marketing costs	$0.6	$1.1
Total, HRIS platform and mobile application spending	$3.4	$3.1

Cumulative Investment	$20.3	13.8
Portion of investment capitalized as fixed assets	$3.2	0.5
Portion of investment expensed	$17.1	13.3

For the three months ended May 31, 2020 and May 31, 2019, and included in the table above as development spending, we capitalized $0 and $0.5 million, respectively, of development spending into fixed assets.

The mobile app is one of the software components of what we call the mobile platform and, together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are currently using the onboarding feature of our software, which enables us to capture all application process-related data regarding our assigned employees, while introducing and integrating them into the ShiftPixy Ecosystem. Our new employees are no longer required to fill out the burdensome pile of typical onboarding paperwork. By leveraging advanced algorithmic capabilities, new hires are guided through the onboarding process by a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way.

Under certain licensing agreements, we launched version 2.0 of its app and enhanced user features (onboarding, scheduling and intermediation) during the fourth calendar quarter of 2019, with all user features as well as the driver management to selected customers on a test basis. The development team used the experience from these real-world test cases to further enhance the process flows, usability, and user experience for the mobile app and accompanying desktop application software during the second quarter of fiscal 2020. We believe that the feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling. Our technology platform is now live as of the date of this Report. We did not charge for the delivery, intermediation, or scheduling functionality through the three months ended May 31, 2020. We are currently evaluating these tools to better monetize the technology platform.

Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the App as well. We use the App to gather required compliance documents such as I-9 required documentation.

Nasdaq Delisting Notice Resolution

On June 6, 2019, we received two letters from the Listing Qualifications Associate Director of Nasdaq notifying us of our failure to meet the listing rules of Nasdaq.

The first letter noted that our securities had failed to maintain a minimum bid price of $1.00 per share for the prior 30 consecutive business days. The letter noted that we would have an additional 180 calendar days to regain compliance.

The second letter noted that our securities had failed to maintain either: i) a minimum market value of listed securities of $35 million for the prior 30 consecutive business days, ii) a minimum shareholders’ equity of $2.5 million, or iii) $0.5 million of income from continuing operations. The letter noted that we had an additional 180 calendar days to regain compliance with one of these three criteria.

On December 4, 2019, we received a letter from Nasdaq notifying us of its intent to schedule our securities for delisting from Nasdaq at the opening of business on December 13, 2019, and the intent to file a Form 25-NSE with the SEC, subject to our right to file an appeal and present a compliance plan at a hearing in front of the Nasdaq Hearings Panel. We requested a hearing and received a letter from Nasdaq on December 10, 2019, notifying us that a hearing had been scheduled for January 23, 2020.

On December 17, 2019, we received a letter from Nasdaq stating that the Company no longer met the minimum of 500,000 publicly held shares. Between January 1, 2020 and March 23, 2020, we issued sufficient shares to satisfy this minimum requirement.

We provided a response to Nasdaq on January 13, 2020, of our plans to regain compliance, including pro forma calculations of our minimum shareholders’ equity in excess of $2.5 million due to the Asset Sale and our expected convertible note settlements and conversions, which occurred later in January 2020. The Nasdaq hearing referred to above was conducted on January 23, 2020, where we presented our plans to regain compliance. In April 2020, we received notification by telephone of the hearing outcome, namely that our January 2020 transactions had satisfied the minimum shareholders’ equity requirement, and directing us to document this result by filing a Current Report on Form 8-K. The Company received a formal notice from Nasdaq on May 7, 2020, that we were in compliance with all listing requirements, and that the matter has been closed.

Financing Activities:

During the nine months ended May 31, 2020, the Company successfully recapitalized through a combination of a $12.0 million underwritten public offering, and settlement, repayment, or conversion of all convertible notes. As of May 31, 2020, we have no convertible debt and no options or warrants outstanding that carry dilutive provisions.

The May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement with A.G.P. in connection with the May 2020 Offering of an aggregate of (i) 1,898,850 shares of our common stock, (ii) the Pre-Funded Warrants to purchase 323,310 shares of common stock and (iii) warrants to purchase 1,277,580 shares of common stock (the “Common Warrants”), which included the partial exercise of A.G.P.’s over-allotment option to purchase 166,500 additional Common Warrants.

Each share of common stock and Pre-Funded Warrant sold in the May 2020 Offering was sold together with a Common Warrant as a fixed combination, with each share of common stock and Pre-Funded Warrant sold being accompanied by a Common Warrant to purchase 0.5 shares of common stock. The shares of common stock and accompanying Common Warrants were sold at a price to the public of $5.40, less underwriting discounts and commissions and the Pre-Funded Warrants and accompanying Common Warrants were sold at a price to the public of $5.399, less underwriting discounts and commissions. The Common Warrants were immediately exercisable and will expire on May 26, 2025 and have an exercise price of $5.40 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.

We closed the May 2020 Offering on May 26, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.7 million of costs consisting of underwriting discounts and commissions and offering expenses payable by us, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional Common Warrants. All Pre-Funded Warrants issued or issuable were exercised on the closing date of May 26, 2020.

On June 11, 2020 we closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.9 million, prior to deducting underwriting discounts and commissions and offering expenses payable by us, representing the partial exercise of A.G.P.’s over-allotment option to purchase 250,340 shares of common stock at $5.40 per share.

On July 7, 2020, we closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.45 million, prior to deducting underwriting discounts and commissions and offering expenses payable by us, representing the partial exercise of A.G.P.’s over-allotment option to purchase 83,840 shares of common stock at $5.40 per share.

Convertible Note Settlements, Amendments, and Related Litigation Settlements and Resolution

During the nine months ended May 31, 2020, the Company settled, converted, or repaid all of the $6.8 million of convertible note principal outstanding as of August 31, 2019 and resolved all related litigation, as follows:

March 2019 Note Exchange

On December 5, 2019, we entered into an exchange agreement with the holder of a majority of its March 2019 Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 Notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related March 2019 Warrants. The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 Notes and the revised amortization schedule. We agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange.

In January 2020, we settled or resolved all of its convertible note litigation as follows:

•

In January 2020, Alpha Capital received a judgment of $500,000 plus accrued interest on their litigation claim, representing March 2019 Note principal of $310,000 plus $190,000 of damages. We resolved the Alpha litigation by converting their remaining balance of the June 2018 Notes and December 2018 Notes in full by issuing 45,211 shares and paying the damages in cash.

•

On January 17, 2020, the Company settled all claims with MEF I and repaid all note principal remaining, accrued damages, and accrued interest with the conversion of $244,000 of June 2018 Note principal and payment of $725,000 in cash.

•

On January 22, 2020, we settled all claims with Dominion Capital and repaid all note principal remaining, accrued damages, and accrued interest with the conversion of $1,020,000 of Note Principal and payment of $1,322,000 in cash representing $472,000 of note principal and $849,000 of interest and default penalties.

March 2020 Warrant and Note Exchanges and Conversions

Between March 1, 2020 and March 22, 2020, three investors converted $1,047,000 of our Senior Convertible Notes and $25,000 of accrued default interest into 135,507 shares of common stock at a conversion price of $9.20 per share. These conversions resulted in an acceleration of $0.4 million for the unamortized note discount and deferred financing fees, recorded as a loss on debt conversion.

Between March 23, 2020 and March 24, 2020, we amended or exchanged all remaining convertible notes payable and eliminated all remaining warrants with dilutive protection as follows:

On March 23, 2020, we entered into the Amendment and Exchange Agreements with certain institutional investors, the Amended and Restated Notes pursuant to which we amended and restated certain existing March 2019 Notes including the capitalization of $59,000 of accrued default interest and issued (i) Exchange Notes convertible notes in an aggregate principal amount of $167,000 convertible into shares of common stock at a conversion price of $9.20 per share of common stock, (ii) the Exchange Warrants to purchase an aggregate of 162,950 shares of common stock at an exercise price of $10.17 per share of common stock and (iii) an aggregate of 82,654 shares of common stock:

•	On March 23, 2020, we entered into an Amendment and Exchange Agreement with Alpha pursuant to which we (a) issued to Alpha an Amended and Restated Note in an aggregate principal amount of $723,000, including capitalization of $51,000 of accrued default interest, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Alpha, issued to Alpha (i) 66,123 shares of common stock, (ii) March 2020 Exchange Warrants to purchase 130,360 shares of common stock and (iii) a March 2020 Exchange Note in an aggregate principal amount of $145,000.

•	On March 23, 2020, we entered into an Amendment and Exchange Agreement with Osher pursuant to which we (a) issued to Osher an Amended and Restated Note in an aggregate principal amount of $108,000, including the capitalization of $8,000 of accrued default interest and (b) in exchange for outstanding warrants to purchase shares of common stock held by Osher, issued to Osher (i) 16,531 shares of common stock, (ii) March 2020 Exchange Warrants to purchase 32,590 shares of common stock and (iii) a March 2020 Exchange Note in an aggregate principal amount of $22,000.

On March 24, 2020, we entered into the Exchange Agreement with CVI pursuant to which CVI exchanged its outstanding senior convertible note due 2022 for (i) the CVI Exchange Warrant and the March 2020 Exchange Warrants to purchase 260,719 shares of common stock and (b) the CVI Exchange Note and March 2020 Exchange Notes in an aggregate principal amount of $1,829,000 convertible into shares of common stock at a conversion price of $9.20 per share.

We evaluated the March 2020 Agreements as an exchange under ASC 470 and determined that the exchanges should be treated as debt extinguishments and reissuances. We accelerated the remaining unamortized discount and deferred financing fees as of the date of the exchange and recorded the fair value of the shares issued in exchange for the warrants cancelled as a loss on exchange of $1,592,000. We valued the revised conversion features of the Amended and Restated Notes, the March 2020 Exchange Notes and the March 2020 Exchange Warrants using the binomial method and recorded a discount of $2,825,000 on the exchange dates.

April and May 2020 Conversions

On April 15, 2020, CVI converted their remaining $1,829,000 notes outstanding into 198,756 shares of common stock.

On May 22, 2020, Alpha and Osher converted their remaining $997,000 notes outstanding into 108,321 shares of common stock.

The April and May 2020 conversions represented the remaining principal outstanding and accelerated the unamortized note discount, resulting in a loss on conversion of $2.4 million for the three and nine months ended May 31, 2020.

Performance Highlights

Q2 FYE 2020 vs. Q2 FYE 2019 (continuing operations)

•	Served approximately 81 clients and co-employed an average of 2,700 WSEs, a 106% increase in average WSEs compared to the same period in FYE 2019, and

•	Processed approximately $14.4 million in gross billings, an increase of 21.3% over the same period in FYE 2019

•	Gross profit was impacted by additional workers compensation reserves recorded due to the COVID-19 pandemic

Our financial performance for the three months ended May 31, 2020, compared to the three months ended May 31, 2019, included the following:

Revenues increased 23.0% to $2.0 million resulting from increased number of WSEs we are currently servicing.

Cost of Revenue increased 27.7% to $1.9 million due to increased number of WSEs we are currently servicing and increased workers compensation reserve requirements due to the COVID-19 pandemic.

Operating expenses increased by 2.2% to $4.6 million in the three months ended May 31, 2020, from $4.5 million in the three months ended May 31, 2019. The increase was driven by payroll related expenses increased due to the hiring of our technical team in Q3 of fiscal 2019, offset by decreased G&A related expenses and professional fees.

Operating Loss increased by 4.6% to $4.5 million in the three months ended May 31, 2020, from $4.3 million in the three months ended May 31, 2019. The increase was due to increased operating expenses.

Sequentially, compared to the February 29, 2020 quarter, our revenues decreased $0.6 million, or 23.1%, and our customer billings decreased $1.6 million, or 11.1%, due to the decrease in payroll processed as a result of the COVID-19 pandemic. Our average monthly billed WSE count decreased by 18.5%, from 3,200 at the end of February 2020, to 2,700 at the end of May 2020. We are closely monitoring our billed WSE count, fluctuations of which correlate closely to the impact of COVID-19 pandemic shutdowns and re-openings on businesses in Southern California. During the quarter, we observed an increase in billed WSEs through the middle of March, which was in line with our second quarter growth trajectory. In mid-March, the State of California implemented a lockdown that resulted in an approximate 20% decrease in billed WSEs by the end of April 2020, compared to our billed WSE count as of the end of the last fiscal quarter. Our billed WSE count rebounded significantly in May 2020, however, to approximately 85% of the levels observed as of February 29, 2020, and approximately 75% of the levels observed just prior to the lockdown in Southern California, our current primary market. We continued to recover in June 2020 and billed an average of 3,200 WSEs, which represents approximately the same levels as the pre-COVID figures for February 2020, and reflects the net effect of customer location growth in numbers offset by customer losses and lower per location billings during the quarter.

During the May 31, 2020 quarter, we evaluated our workers compensation reserves for both our continuing and discontinued operations retained subsequent to the Asset Sale. As a result of increased reserve rate requirements, we recorded approximately $1.8 million of additional reserves, consisting of $0.3 million for continuing operations and $1.5 million for discontinued operations. While we have had no COVID-19 workers compensation claims through June 30, 2020, we continue to monitor closely all workers compensation claims, and we intend to pass through our increased workers compensation reserves to our customers, on a pro forma basis, through increased rates.

For the quarter ended May 31, 2020, gross profit from continuing operations was $141,000 or 7.0% of revenues, a decrease from the prior period ending May 31, 2019, of $171,000 or 10.4% of revenues, as well as a decrease of 17.8% from the $459,000 recorded in revenues for the quarter ended February 29, 2020. But for the increased workers compensation reserves recorded, as discussed above, profit from continuing operations for the quarter ended May 31, 2020 would have increased to $416,000, or 20.7% of revenues.

Discontinued Operations and Other

Other income/expenses increased to a $10.5 million loss for the quarter ended May 31, 2020 from a loss of $1.9 million for the quarter ended May 31, 2019, reflecting approximately $5.0 million of losses associated with our convertible notes and related securities including non-cash and cash interest, accelerations on note repayments and conversions, and “net of” gains associated with the mark to market of our derivative liabilities, as well a non-recurring, non-cash expense related to the valuation of the preferred option exchange of $5.4 million discussed above.

Income from discontinued operations was a $1.5 million loss, representing the additional accrual for loss estimates on the remaining workers compensation claims reserves for the quarter ended May 31, 2020, and a $1.2 million income from the discontinued operations of the Vensure business for the quarter ended May 31, 2019.

Net Profit/Loss increased to a $70.5 million loss, or $2.63 per diluted share, from a $5.0 million loss, or $6.41 per diluted share, in the prior period. The increase was due to charges related to our recapitalization related to preferred options and convertible notes and resulting in non-recurring other expenses of 64.5 million, a $62.6 million increase,and a difference of $2.7 million in gain/loss on discontinued operations. Excluding these non-recurring charges, our non-GAAP adjusted net loss for the quarter ended May 31, 2020 was $6.1 million, or $0.23 adjusted net loss per diluted share. See also non-GAAP Adjusted Net Income below.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three and nine months ended May 31, 2020, and 2019 (unaudited).

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues (gross billings of $14.4 million and $11.9 million less worksite employee payroll cost of $12.4 million and $10.3 million, respectively for the three months ended; gross billings of $47.0 million and $25.9 million less worksite employee payroll cost of $40.3 million and $22.3 million, respectively for nine months ended)	$2,014,000	$1,638,000	$6,775,000	$3,658,000
Cost of revenue	1,873,000	1,467,000	6,051,000	3,126,000
Gross profit	141,000	171,000	724,000	532,000

Operating expenses:
Salaries, wages, and payroll taxes	1,793,000	1,152,000	5,246,000	3,182,000
Stock-based compensation – general and administrative	150,000	(5,000)	895,000	154,000
Commissions	27,000	64,000	137,000	130,000
Professional fees	439,000	1,280,000	2,276,000	2,799,000
Software development	686,000	222,000	1,390,000	1,249,000
Depreciation and amortization	545,000	222,000	1,025,000	603,000
General and administrative	1,054,000	1,541,000	2,617,000	3,654,000
Total operating expenses	4,694,000	4,476,000	13,586,000	11,771,000

Operating Loss	(4,553,000)	(4,304,000)	(12,862,000)	(11,239,000)

Other (expense) income:
Interest expense	(559,000)	(4,345,000)	(2,524,000)	(6,270,000)
Expense related to preferred option exchange	(62,091,000)	-	(62,091,000)	-
Expense related to modification of warrants	-	-	(22,000)	-
Loss from debt conversion	(2,842,000)	-	(3,500,000)	-
Inducement loss	(57,000)	(2,273,000)	(624,000)	(3,829,000)
Loss on debt extinguishment	(1,592,000)	-	(1,592,000)	-
Change in fair value derivative and warrant liability	6,000	4,748,000	1,777,000	4,748,000
Loss on convertible note settlement	-	-	-	2,611,000
Gain on convertible note penalties accrual	-	-	760,000	-
Total other (expense) income \	(67,135,000)	(1,870,000)	(67,816,000)	(2,740,000)
Loss from continuing operations	(71,688,000)	(6,174,000)	(80,678,000)	(13,979,000)
Income (Loss) from discontinued operations
Income (Loss) from discontinued operations	(1,490,000)	1,178,000	(1,293,000)	4,596,000
Gain from asset sale	-	-	15,682,000	-
Total Income (Loss) from discontinued operations, net of tax	(1,490,000)	1,178,000	14,389,000	4,596,000

Net Loss	$(73,178,000)	$(4,996,000)	$(66,289,000)	$(9,383,000)

Net Income (Loss) gain per share, Basic and diluted
Continuing operations	$(2.73)	$(7.92)	$(5.49)	$(18.54)
Discontinued operations
Operating income (loss)	(0.06)	1.51	(0.09)	6.10
Gain on sale of assets	-	-	1.07	-
Total discontinued operations	(0.06)	1.51	0.98	6.10
Net income (loss) per share of common stock – Basic and diluted	$(2.79)	$(6.41)	$(4.51)	$(12.44)

Revenue for the three months ended May 31, 2020, increased by $0.4 million, or 25.0%, to $2.0 million, compared to $1.6 million for the three months ended May 31, 2019. Revenue for the nine months ended May 31, 2020 increased by $3.1 million, or 83.8%, to $6.8 million, compared to $3.7 million for the nine months ended May 31, 2019.

Gross billings are a non-GAAP measurement and are the metric in which we currently earn our revenue. Gross billings for the three months ended May 31, 2020, were earned from billings to clients to whom we provide staff or workforce management support. Gross billings for the three months ended May 31, 2020, increased by $2.5 million, or 21.3%, to $14.4 million, compared to $11.9 million for the three months ended May 31, 2019. Gross billings for the nine months ended May 31, 2020, increased by $21.1 million, or 81.5%, to $47.0 million compared to $25.9 million for the nine months ended May 31, 2019.

The payroll cost of our WSEs accounted for 86.0% and 86.2% of our gross billings for the three months ended May 31, 2020 and May 31, 2019, respectively. As such, the mark-up components accounted for 14.0% and 13.8% of our gross billings for the three months ended May 31, 2020 and May 31, 2019, respectively.

The payroll cost of our WSEs accounted for 85.6% and 85.9% of our gross billings for the nine months ended May 31, 2020 and May 31, 2019, respectively. As such, the mark-up components of accounted for 14.4% and 14.1% of our gross billings for the nine months ended May 31, 2020 and May 31, 2019, respectively.

The increase in revenue was primarily due to an increase in WSEs from a billed average of 1,650 employees in the three months ended May 31, 2019 to a billed average of 2,700 employees in the three months ended May 31, 2020. Revenues are recognized ratably over the payroll period as WSEs perform their service at the client worksite.

Cost of Revenues mainly includes the costs of employer-side taxes and workers compensation insurance coverage and employee benefits. Our cost of revenues for the three months ended May 31, 2020, increased by $0.4 million, or 27.7%, to $1.9 million compared to $1.5 million in the three months ended May 31, 2019. Our cost of revenues for the nine months ended May 31, 2020, increased by $2.9 million, or 93.6%, to $6.1 million compared to $3.1 million in the nine months ended May 31, 2019.

The increase in cost of revenue can be attributed to the additional WSEs we are servicing, which increased by 1,050 from a billed average of 1,650 employees for the three months ended May 31, 2019, to a billed average of 2,700 employees for the three months ended May 31, 2020. Cost of revenue for the three and nine months ended May 31, 2020 included $0.2 million in additional expense for workers compensation reserves as a result of the COVID-19 loss reserve increase requirements.

Gross Profit decreased 17.5% to $141,000 for the three months ended May 31, 2020 from $171,000 for the three months ended May 31, 2019. The gross profit, as a percentage of revenues, decreased from 10.5% for the three months ended May 31, 2019, to 7.0% for the three months ended May 31, 2020.

Gross Profit increased 36.1% to $724,000 for the nine months ended May 31, 2020 from $532,000 for the nine months ended May 31, 2019. The gross profit, as a percentage of revenues, decreased from 14.5% for the nine months ended May 31, 2019, to 10.7% for the nine months ended May 31, 2020.

Such changes to our gross profit as a percent of revenue is attributable to changes in paid losses and the development of open workers compensation claims during the period, primarily related to the increased reserve requirements as a result of the COVID-19 pandemic.

Operating Expenses

The following table presents certain information related to our operating expenses (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Operating expenses:
Salaries, wages, and payroll taxes	$1,793,000	$1,152,000	$5,246,000	$3,182,000
Stock-based compensation – general and administrative	150,000	(5,000)	895,000	154,000
Commissions	27,000	64,000	137,000	130,000
Professional fees	439,000	1,280,000	2,276,000	2,799,000
Software development	686,000	222,000	1,390,000	1,249,000
Depreciation and amortization	545,000	222,000	1,025,000	603,000
General and administrative	1,054,000	1,541,000	2,617,000	3,654,000
Total operating expenses	$4,694,000	$4,476,000	$13,586,000	$11,771,000

Operating expenses for the three months ended May 31, 2020, increased by $0.2 million, or 4.9%, to $4.7 million compared to $4.5 million for the three months ended May 31, 2019. The increase is due to increases in salaries of $0.6 million, stock-based compensation of $0.1 million and product development costs of $0.5 million offset by decreases of $0.9 million in professional fees and $0.2 million of general and administrative expenses.

Operating expenses for the nine months ended May 31, 2020, increased by $1.8 million, or 15.4%, to $13.6 million compared to $11.8 million for the nine months ended May 31, 2019. The increase is due to increases in salaries of $2.1 million, stock-based compensation of $0.7 million and product development of $0.1 million offset by $0.6 million decrease in professional fees and $0.6 million in general and administrative expenses.

Salaries, wages, and payroll taxes consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. For the three months ended May 31, 2020, salaries, wages and payroll taxes increased by $0.6 million, or 55.7%, to $1.8 million compared to $1.2 million for the three months ended May 31, 2019. For the nine months ended May 31, 2020, salaries, wages and payroll taxes increased by $2.1 million, or 64.8%, to $5.2 million compared to $3.2 million for the nine months ended May 31, 2019. The increase for both periods is due to the increase in corporate employees, primarily consisting of the hiring of our internal research and development team in the third and fourth quarters of fiscal 2019.

Stock based compensation consists of expenses related to vested stock options granted to our employees. This compensation increased $0.2 million, or 3,257%, for the three months ended May 31, 2020, from a $5,000 credit in the three months ended May 31, 2019, and increased $0.7 million, or 483%, to $0.9 million for the nine months ended May 31, 2020, compared to $0.2 million for the nine months ended May 31, 2019. The three month increase was due to a one-time credit in the May 2019 quarter and the nine month increase was due to one-time vesting of all options granted to employees transferred under the Asset Sale.

Commissions for the three and nine months ended May 31, 2020 and May 31, 2019 decreased less than $0.1 million for the three month period and remained consistent at $0.1 million for the nine month period. Our sales model changed from a high commission external sales force for the clients transferred pursuant to the Asset Sale to an inside sales force with much lower commission rates.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three months ended May 31, 2020, decreased by $0.9 million, or 69.6%, to $0.4 million, from $1.3 million for the three months ended May 31, 2019. Professional fees for the nine months ended May 31, 2020, decreased by $0.6 million, or 20.5%, to $2.3 million, from $2.8 million for the nine months ended May 31, 2019. The decrease is due to lower legal fees related to litigation matters which were resolved in January 2020.

External software development consists of payments to third party contractors for licenses, software development, and IT related spending for the development of our HRIS platform and mobile application. For the three months ended May 31, 2020, external software development increased by $0.5 million, or 209.8%, to $0.7 million from $0.2 million. For the nine months ended May 31, 2020, external software development decreased by $0.1 million, or 11.3%, to $1.4 million from $1.2 million. The increase is due to increased expenditures related to the development of our mobile application and related HRIS platform.

Depreciation and amortization expenses represent depreciation on our equipment and amortization on our capitalized internally developed or purchased software. For the three months ended May 31, 2020, depreciation and amortization expenses increased by $0.3 million, or 145.5%, to $0.5 million. For the nine months ended May 31, 2020, depreciation and amortization expenses increased by $0.4 million, or 70.8%, to $1.0 million. The increase was due to higher software amortization, including a non-recurring write-off of $0.3 million in the May 31, 2020 quarter.

General and Administrative expenses for the three months ended May 31, 2020, decreased by $0.5 million, or 46.3%, to $1.1 million from $1.5 million in the three months ended May 31, 2019, and decreased $1.1 million, or 28.4%, to $2.6 million for the nine months ended May 31, 2020 from $3.7 million in the nine months ended May 31, 2019. The decrease was due to a reduction in marketing expenses driven by a reversal of a $0.3 million accrual recorded in fiscal 2017.

Operations loss (continuing operations)

As a result of the explanations described above, the operations loss was $4.5 million for the three months ended May 31, 2020, compared to a net operating loss of $4.3 million for the three months ended May 31, 2019, and a loss of $12.8 million for the nine months ended May 31, 2020 compared to a loss of $11.2 million for the nine months ended May 31, 2019. The primary drivers for the increase in operating losses is an increase in operating expenses.

Other income and expenses

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Other (expense) income:
Interest expense	$(559,000)	$(4,345,000)	$(2,524,000)	$(6,270,000)
Expense related to preferred option exchange	(62,091,000)	-	(62,091,000)	-
Expense related to modification of warrants	-	-	(22,000)	-
Loss from debt conversion	(2,842,000)	-	(3,500,000)	-
Inducement loss from debt conversion	(57,000)	(2,273,000)	(624,000)	(3,829,000)
Loss on debt extinguishment	(1,592,000)	-	(1,592,000)	-
Gain on change in fair value derivative and warrant liability	6,000	4,748,000	1,777,000	4,748,000
Gain on convertible note settlement	-	-	-	2,611,000
Gain on convertible note penalties accrual	-	-	760,000	-
Total other income (expense)	$(67,135,000)	$(1,870,000)	$(67,816,000)	$(2,740,000)

Interest expense represents cash interest paid and non-cash expense resulting from the amortization of our note discount and deferred financing fees on our convertible notes payable. Interest expense decreased $3.8 million, or 87.1%, to $0.5 million and decreased $3.7 million, or 59.7%, to $2.5 million for the three and nine months ended May 31, 2020, respectively, from the prior year periods. The changes are due to differences in the amortization of the different series of convertible notes outstanding.

Expense related to preferred options represents a non-recurring charge reflecting the fair value estimate of the preferred share options issued to our founders that were deemed to be exercisable in January 2020, and became exchangeable for common stock with the amendment to our Articles of Incorporation by the Board on March 25, 2020. See also Note 6 for the valuation approach.

Expense related to modification of warrants represents the difference in fair value for the June 2018 Note Warrants which had their exercise price reduced from $70 per share to $40 per share in December 2019.

Loss from debt conversion represents the acceleration of the pro-rated remaining note discount and deferred financing fees associated with March 2019 Notes, as exchanged in either December 2019 or March 2020, that were either converted or repaid in cash during the three and nine months ended May 31, 2020.

Inducement loss represents the difference in fair value on the date of note conversion between the closing market price and the conversion price per share, and decreased $2.2 million, or 97.5%, and $3.2 million, or 83.7%, for the three and nine months ended May 31, 2020, respectively from the prior year periods. The change was caused by lower conversion amounts and conversions closer to market price for the 2020 periods.

Loss on debt extinguishment represents $0.5 million for the fair value of the common stock issued in exchange for the March 2019 Warrants cancelled in the March 2020 note amendment and exchange described above, and $1.0 million for the acceleration of the debt discount and deferred financing fees associated with the remaining March 2019 exchange or December 2019 exchange. These notes were amended in March 2020 and accounted for as debt extinguishment. No such transactions existed for the three and nine months ended May 31, 2019.

Change in fair value derivative and warrant liability represents the mark to market of our derivative liabilities created by the March 2019 Notes beneficial conversion feature and related detachable warrants.

Gain on convertible note settlement represents the recovery of previously accrued convertible note penalties related to the June 2018 default. For the three and nine months ended May 31, 2019, we recorded $3.5 million of penalty accrual as a result of claims by the noteholders as of August 31, 2018 and November 30, 2018. We satisfied this liability with the issuance of $889,000 of additional convertible notes in December 2018 and recorded a penalty recovery of $2,611,000 for the nine months ended May 31, 2019.

Gain on convertible note penalties accrual represents the recovery of previously accrued convertible note penalties related to the June 2019 default. For the nine months ended May 31, 2020, we recorded a $1.8 million penalty accrual for litigation damages and default interest as of August 31, 2019 and November 30, 2019. We settled all note related litigation, as described above and in Note 5 to the financial statements, in January 2020, which resulted in a gain due to the release of $760,000 for excess damages accrued liabilities in excess of paid claims.

Loss from continuing operations. As a result of the explanations described above, the loss from continuing operations was $71.7 million for the three months ended May 31, 2020, compared to a net operating loss of $6.2 million for the three months ended May 31, 2019, and a loss of $80.7 million for the nine months ended May 31, 2020 compared to a loss of $14.0 million for the nine months ended May 31, 2019. The increase is due to the non-recurring charges related to our recapitalization including expenses related to preferred options and convertible notes.

Discontinued Operations

Results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues (gross billings of $0 and $82.3 million less worksite employee payroll cost of $0 million and $69.7 million, respectively for the three months ended; gross billings of $120.0 million and $221.7 million less worksite employee payroll cost of $103.3 million and $187.3 million, respectively for Nine Months ended)	$-	$12,666,000	$17,138,000	$34,354,000
Cost of revenue	1,490,000	10,125,000	17,025,000	25,567,000
Gross profit (loss)	(1,490,000)	2,541,000	113,000	8,787,000

Operating expenses:
Salaries, wages and payroll taxes	-	662,000	658,000	2,414,000
Commissions	-	701,000	748,000	1,777,000
Total operating expenses	-	1,363,000	1,406,000	4,191,000

(Loss) income from discontinued operations	$(1,490,000)	$1,178,000	$(1,293,000)	$4,596,000

Gain from asset sale	-	-	15,682,000	-
Total Income from discontinued operations, net of tax	(1,490,000)	1,178,000	14,389,000	4,596,000

(Loss) income from discontinued operations represents the operations for the clients transferred to Vensure effective as of January 1, 2020, pursuant to the Asset Sale. As such, the operating activities represent zero months and four months of billings, revenues, cost of revenues and operating expenses for the three and nine months ended May 31, 2020 and billings, revenues, cost of revenues and operating expenses for the three and nine months ended May 31, 2019. For the three and nine months ended May 31, 2020 we recorded an additional expense of $1.5 million due to a change in the estimated loss reserves required for the retained workers compensation claims due to higher loss reserve requirements set by our actuary contractors, in part due to the COVID-19 pandemic. Although claims in this workers compensation pool typically would not qualify for a COVID-19 related liability, the rate increase for reserve requirements increased and changed our loss estimates. We will continue to evaluate these claims and the related claims reserve rates in the next fiscal quarter.

Revenues decreased $12.7 million to $0, and decreased $17.2 million to $17.1 million, for the three and nine months ended May 31, 2020, compared to the three and nine months ended May 31, 2019. The decrease is consistent with the change in billing months recorded.

Cost of revenue decreased $8.6 million to $1.5 million and decreased $8.5 million to $17.0 million for the three and nine months ended May 31, 2020, compared to the three and nine months ended May 31, 2019. The changes reflect the net effect of the revenue decreases offset by the $1.5 million additional workers compensation reserve accrual recorded for the residual workers compensation claim liability estimates associated with the existing WSEs being transferred under the Asset Sale.

Gross profit (loss) changes are the result of the combined gross profit decrease from decreased revenues in addition to the $1.5 million additional workers compensation expense accrual recorded in the three and nine months ended May 31, 2020.

Operating expenses represent the salaries and commissions for our employees transferred to Vensure as a result of the Asset Sale.

Gain from asset sale of $0 and $15.7 million for the three and nine months ended May 31, 2020, respectively, represents the net present value of the proceeds received or receivable from the Asset Sale, as reduced by the net financial assets transferred. The terms of the transaction consisted of a total of $19.2 million of cash proceeds including $9.7 million upon closing and $9.5 million paid over 4 years beginning in April 2020. The gain represents the $19.2 million, reduced by the $1.5 million of financial assets to be provided, and further reduced by a $1.8 million discount recorded to long term portion of the four-year note receivable. We believe, based upon our evaluation, that we will be able to utilize existing tax NOL’s to offset any material tax liabilities generated by the Asset Sale.

Income (loss) on discontinued operations of represents the gain or loss on discontinued operations for each period, adjusted for the $15.7 million gain from asset sale for the nine months ended May 31, 2020, as described above.

Net income (loss) increased to net loss of $73.2 million from a net loss of $5.0 million for the three months ended May 31, 2020 and May 31, 2019, respectively. Net income (loss) increased to a net loss of $66.3 million from a net loss of $9.4 million for the nine months ended May 31, 2020 and May 31, 2019, respectively. For the periods reported, net income was impacted primarily by the changes in discontinued operations and the changes in other expenses related to the convertible note related expenses of approximately $5.0 million for the three months end, and by the one-time charge for the expense related to the preferred options of $62.1 million.

Liquidity and Capital Resources

As of May 31, 2020, we had cash of $10.8 million and a working capital surplus of $3.4 million. During the nine months ended May 31, 2020, we used approximately $10.6 million of cash from our continuing operations and repaid $1.2 million of convertible notes, after receiving $9.5 million of cash from the Asset Sale described below, and closed an underwritten public offering, receiving $10.3 million, net of offering costs. We have incurred recurring losses resulting in an accumulated deficit of $111.2 million as of May 31, 2020. The recurring losses and cash used in operations raise substantial doubt as to our ability to continue as going concern within one year from issuance date of the financial statements.

Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. We successfully completed an IPO on Nasdaq on June 29, 2017, raising a total of $12 million ($10.9 million net of costs). In June 2018, we completed a private placement of 8% senior secured convertible notes to institutional investors raising $9 million of gross proceeds ($8.4 million net of costs). In March 2019, we completed a private placement of senior secured notes to institutional investors raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and May 22, 2020 all convertible notes outstanding as of August 31, 2019 were repaid or converted into equity. On May 26, 2020, we successfully completed an underwritten public offering raising a total of $12 million ($10.3 million net of costs) and closed an additional $1.35 million ($1.25 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment.

Our plans and expectations for the next 12 months include raising additional capital to help fund expansion of our operations, including the continued development and support of our IT and HR platform. We engaged an investment banking firm to assist us in (i) preparing information materials, (ii) advising us concerning the structure, price and conditions and (iii) organizing the marketing efforts with potential investors in connection with a financing transaction.

In January 2020, we assigned approximately 88% of our customer contracts in exchange for $9.5 million in cash at closing and received an additional $1.0 million of cash, net of $0.9 million of cash transferred, and expects to receive an additional $7.5 million over the four years following the transaction close, subject to certain closing conditions. We transferred $1.6 million of working capital, including $0.9 million of cash, and the business transfer represented approximately $6.0 million of our annualized gross profit.

We continue to experience significant growth in the number of WSEs, which we believe will generate additional administrative fees that will offset the current level of operational cash burn. We retained the high growth business which increased over 100% of billings and revenue growth. We also retained the rights to monetize the existing pool of WSEs and have begun to roll out our delivery and scheduling applications to our customers.

Our management believes, but cannot be certain, that our current cash position, along with its revenue growth and the financing from potential institutional investors, will be sufficient to fund its operations for at least a year from the date these financials are publicly available. We expect to benefit from certain tax holiday and loan programs created by the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 economic crisis. If these sources do not provide the capital necessary to fund our operations during the next twelve months from the date of issuance of this Report, we may need to curtail certain aspects of our operations or expansion activities, consider the sale of additional assets, or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on terms advantageous to us, or that any such additional financing will be available to us. These condensed consolidated financial statements do not include any adjustments for this uncertainty.

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

We report our revenues as gross billings, net of related direct labor costs, for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the years ended August 31, 2019 and 2018, we had no revenues associated with staffing services or generated through our technology services. Gross billings represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers compensation premiums, as well as administrative fees for our value-added services and other charges for workforce management support. Gross billings are a non-GAAP measurement and represent a key operating metric for management along with number of WSEs and number of clients. Gross billings and the number of active WSEs represent the primary drivers of our business operations. Active WSEs are defined as employees in our HRIS ecosystem that have provided services for at least one of our client customers for any reported period. Our primary profitability metrics are gross profit, gross profit per WSE, and gross profit percentage of gross billings.

	May 31, 2020	May 31, 2019
Active worksite employees (unaudited)	2,700	1,600

Reconciliation of GAAP to Non-GAAP Measure

	Three Months Ended,		Nine Months Ended,
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Gross Billings	$14,425,000	$11,894,000	$47,028,000	$25,940,000
Less: Adjustment to gross billings	12,411,000	10,256,000	40,253,000	22,282,000
Revenues	$2,014,000	$1,638,000	$6,775,000	$3,658,000

Non-GAAP Adjusted Net Income

We incurred significant non-recurring expenses during the quarter ended May 31, 2020 of approximately $67.1 million related to the combined expenses of the preferred option expense and the recapitalization charges related to our convertible notes that were fully converted as of May 31, 2020. The expenses recorded are highly dependent on the input variables used for the fair value estimates for the valuation of the preferred options and the derivative instruments consisting of the value of the detachable warrants and the value of the beneficial conversion features embedded in the convertible notes. During the quarter ended May 31, 2020, we eliminated all of our convertible notes and related derivative liabilities. Significantly all of the expense related to these “below the line” non-recurring items recorded in other expenses that were related to our recapitalization efforts and as such resulted in a corresponding significant increase to additional paid in capital, for a negligible impact to our net equity position. We believe that providing an adjusted net income figure excluding the May 31, 2020 quarter non-recurring items is meaningful to our investors.

For the three months ended May 31, 2020, excluding those non-recurring items recorded in other expenses totaling $67.1 million, our adjusted net loss for the three months ended May 31, 2020 was $6.1 million, consisting of a adjusted continuing operating loss (excluding non-recurring items) of $4.6 million, and a loss from discontinued operations of $1.5 million.

For the nine months ended May 31, 2020, excluding the $67.1 million of non-recurring other expense described above, our adjusted net income was $0.8 million consisting of an adjusted continuing operating loss (excluding non-recurring items) of $13.6 million and a gain on discontinued operations of $14.4 million.

Material Commitments

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. Our management, in consultation with our legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued on our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at November 30, 2019, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2020, our disclosure controls and procedures are not effective.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of May 31, 2020, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2019, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its updated evaluation as of May 31, 2020, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at May 31, 2020, relate to the following:

1. Lack of Adequate Finance and Accounting Personnel – The Company’s current accounting staff is small, and during the first fiscal quarter of 2020 we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with U.S. GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During fiscal 2019, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of a new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

The Company did not perform an effective risk assessment or monitor internal controls over financial reporting including completing the documentation and procedures surrounding its IT environment, controls over cut-off procedures, a related party transaction, accounting for certain default penalty accruals, segregation of duties, or corporate oversight functions. The Company will continue its assessment on a quarterly basis. During the reporting of the third quarter of fiscal 2019, we discovered a material misstatement in the calculation and reporting of the Company’s derivative financial instruments, resulting in amended SEC filings. During the reporting of the fiscal year ended August 31, 2019, we also discovered issues surrounding the accounting for our senior notes, including the note discount, amortization of the note discount, default penalty accrual, and for related party transactions, all of which could have resulted in significant adjustments to our financial statements. We have reviewed and addressed the control inadequacies that resulted in this misstatement by hiring a new Chief Financial Officer with experience in the financial instruments that give rise to the complex accounting requirements and providing for additional accounting resources to enhance the internal control structure. The Company plans to hire additional personnel and external resources to further mitigate these material weaknesses.

Changes in Internal Control Over Financial Reporting

During the nine months ended May 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigations disclosed in our Annual Report on Form 10-K, other than as detailed in Part I of this Report.

(b) Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2020, Scott Absher, our Chief Executive Officer, exercised the Preferred Options to purchase 12,500,000 shares of our preferred stock for $0.0001 per share, with each share of preferred stock being convertible into common stock on a one-for-one basis. Immediately following the exercise of the Preferred Options, Mr. Absher elected to convert 12,500,000 shares of preferred stock into 12,500,000 shares of common stock. The shares of common stock were issued pursuant to an exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act. The 12,500,000 shares of common stock are subject to a 24-month lock-up period during which they may not be traded.

Item 3. Defaults Upon Senior Securities.

In January 2020, the Company entered into settlement agreements with its institutional investors, which resolved all disputes and technical defaults by the Company concerning securities issued to these investors.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated March 20, 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2020).

4.1	Form of Amended and Restated Note issued to Alpha Capital Anstalt and Osher Capital Partners on March 23, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 23, 2020).

4.2	Form of Exchange Note issued to Alpha Capital Anstalt and Osher Capital Partners on March 23, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on March 23, 2020).

4.3	Form of Exchange Warrant issued to Alpha Capital Anstalt and Osher Capital Partners on March 23, 2020 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on March 23, 2020).

4.4	Form of Exchange Warrant issued to CVI Capital Investments, Inc. on March 24, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020).

4.5	Form of Exchange Note issued to CVI Capital Investments, Inc. (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020).

4.6	Form of Pre-Funded Warrant issued on May 26, 2020 (incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-1/A, filed with the SEC on May 19, 2020).

4.7	Form of Underwriter Warrant issued on May 26, 2020 (incorporated by reference from Exhibit 4.3 to our Registration Statement on Form S-1/A, filed with the SEC on May 19, 2020).

4.8	Form of Common Stock Purchase Warrant issued on May 26, 2020 (incorporated by reference from Exhibit 4.4 to our Registration Statement on Form S-1/A, filed with the SEC on May 19, 2020).

10.1	Amendment and Exchange Agreement, dated March 23, 2020, by and between ShiftPixy, Inc. and Alpha Capital Anstalt (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020).

10.2	Amendment and Exchange Agreement, dated March 23, 2020, by and between ShiftPixy, Inc. and Osher Capital Partners LLC (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020).

10.3	Exchange Agreement, dated March 24, 2020, by and between ShiftPixy, Inc. and CVI Investments, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 25, 2020).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2 *	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

ShiftPixy, Inc., a Wyoming corporation

Date: July 15, 2020	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	July 15, 2020

/s/ Domonic J. Carney	Domonic J. Carney	Chief Financial Officer	July 15, 2020

