Form 10-K
period 2020-08-31
ShiftPixy, Inc.
filed 2020-11-30
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

SEC File No. 024-10557

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Brickell Key Drive, Suite 300, Miami, FL 33131	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:(888) 798-9100

Securities to be registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	Trading Symbol(s)	The NASDAQ Stock Market LLC
Title of each class registered	PIXY	Name of each exchange on which each class is registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($7.33 on February 28, 2020) was approximately $3,682,000.

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 20,902,146 shares as of November 30, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (referred to throughout this Annual Report as “we,” “us,” “our,” the “ Company” or “ShiftPixy”), expects or anticipates will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue and operating expenses;

•	our ability to achieve and grow profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	our predictions about industry and market trends;

•	our ability to expand successfully internationally;

•	our ability to manage effectively our growth and future expenses;

•	our estimated total addressable market;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	the effect that the novel coronavirus disease (“COVID-19”) or other public health issues could have on our business and financial condition and the economy in general; and

•	our ability to be successful in defending litigation brought against us.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Form 10-K.

We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Form 10-K entitled “Risk Factors” and elsewhere. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

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

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Company Information

We were incorporated under the laws of the State of Wyoming on June 3, 2015. Our principal executive office is located at 501 Brickell Key Drive, Suite 300, Miami, FL 33131, and our telephone number is (888) 798-9100. Our website address is www.shiftpixy.com. Our website does not form a part of this Form 10-K and listing of our website address is for informational purposes only.

Business Overview

Our market focus is to use a traditional staffing services business model, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, including the light industrial, services, and food and hospitality markets. In addition, we have begun to expand our services into other industries that utilize higher paid employees on a temporary or part-time basis, including the medical/nurse staffing industry. We provide human resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For Fiscal 2020, we processed approximately $186.2 million in total payroll billings, which includes $120.7 million attributable to clients transferred to Vensure Employer Services, Inc. (“Vensure”), and therefore included in our discontinued operations related to the Vensure Asset Sale (defined below). When these discontinued operations are excluded, we processed over $65 million in payroll billings. We expect to continue to experience significant customer growth; however, we have experienced operating losses to date, including approximately $35 million of operating losses for the last two fiscal years combined, as we have invested in both our technology solutions as well as the back-office operations required to service a large employee base under our staffing model.

Although we have recently expanded into other industries, as noted above, our current primary focus continues to be on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates. We believe that these industries will be better served by our Human Resources Information System (“HRIS”) technology platform and related mobile application, which provide payroll and human resources tracking for our clients and we believe will result in lower operating costs, improved customer experience and revenue growth acceleration. All of our clients enter into service agreements with us or our wholly owned subsidiary, ReThink Human Capital Management, Inc. (“ReThink”).

Our revenues for Fiscal 2020 primarily consisted of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the applicable taxation authority, and workers’ compensation premiums billed to the client for which we facilitate workers’ compensation coverage. Our costs of revenues consisted of accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers’ compensation reserves. Our cash balances related to these reserves are carried as assets and our estimates of projected workers’ compensation claims are carried as liabilities. Since Fiscal 2019, we have provided a self-funded workers’ compensation policy for up to $500,000 and purchased reinsurance for claims in excess of $500,000. We actively monitor and manage our clients’ and WSEs’ workers’ compensation claims, which we believe allows us to provide a lower cost workers’ compensation option for our clients than they would otherwise be able to purchase on their own.

As of August 31, 2020, the Company had 78 clients with over 3,100 WSEs, and processed payroll of over $65 million during Fiscal 2020, an increase of nearly 61% over Fiscal 2019 after adjusting for Fiscal 2019 terminations. Of these WSEs, approximately 95% represent workers in the restaurant industry. In addition, as of August 31, 2020, there were an additional 38,000 inactive WSEs in our HRIS technology platform who are available for gig opportunities.

The COVID-19 pandemic has had a significant impact upon and delayed our expected growth, which we have observed through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Significantly, substantially all of our February 29, 2020 billed WSEs worked for clients located in Southern California, and many of these clients were required to furlough or layoff employees or, in some cases, completely close their operations. However, during the six month period beginning March 1, 2020, (immediately before the COVID-19 pandemic had widespread impact throughout the economy), and through the end of Fiscal 2020, (as the pandemic took hold), we continued to close new customer opportunities. The combination of our sales efforts and the opportunities our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, but our WSE billings per client location decreased as many clients were shut down, or reduced staffing during the quarter ended May 31, 2020. For the month of May 2020, our billed client count decreased to 81 clients, but client locations increased by 24% to over 300 client locations compared to the month of February 2020. The Southern California economy experienced a modest recovery in June and through mid-July. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients reside.  Since that time, the fluid nature of the pandemic has resulted in the issuance of additional health orders by county health authorities, resulting in uneven patterns of business openings and closings throughout the state but due to the fluid nature of the pandemic, we are unable to evaluate fully the probable impact of this lockdown development on our overall customer base. We believe that our business will be impacted based upon the negative effect on those clients that rely more heavily upon in-person dining to the extent that in-person dining restrictions are required. We observed this through the loss of several restaurant clients during our fiscal quarter ended August 31, 2020, of which two closed their doors due to the pandemic.

In July 2020, we signed our first healthcare client, representing a potential gain of 8,000 WSEs, and began to onboard these WSEs in late July and into August on a very limited basis. We expect these new healthcare WSEs to earn an average of 2 to 3 times more than the average restaurant WSE we have typically onboarded in the past, which should yield higher gross profits per healthcare WSE compared to a restaurant or other lower-wage worker.

Despite the impact of the pandemic and the churn of the economic recovery and restrictions, for the fourth quarter of Fiscal 2020, quarterly billings increased 23.7% over the quarterly billings for the pre-pandemic second fiscal quarter ending February 29, 2020. We saw quarterly and monthly declines in billings for the third fiscal quarter with substantial recovery in the fourth quarter and continuing into the first two months of the quarter ending November 30, 2020. For the month of August, our monthly billings increased 24.4% over our May 2020 monthly billings and, for the month of October, our unaudited gross monthly billings increased nearly 55% over the May 2020 levels. We ended October 2020 with 90 clients, 744 client locations, (many of which are single person healthcare locations), and nearly 3,500 billed WSEs. As we continue into Fiscal 2021, we believe that our business will continue to be impacted based upon the negative effect on those clients that rely more heavily upon in-person dining, but due to the fluid nature of the pandemic, as noted above, we are unable to evaluate fully its probable impact on our overall customer base as of the date of this Form 10-K.

We believe that our customer value proposition is to provide a combination of overall net cost savings to the client as follows:

•	Payroll tax compliance and management services

•	Governmental HR compliance such as for Patient Protection and Affordable Care Act (“ACA”) compliance requirements

•	Reduced client workers’ compensation premiums or enhanced coverage

•	Access to an employee pool of potential applicants to reduce turnover costs

•	Offset by increased administrative fee cost to the client payable to us

Our Company founders and management believe that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, provides a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that businesses face. Our next goal, currently underway, is to match the needs of small businesses with paying “gigs” with a fully compliant and lower cost staffing solution. For this, we need to acquire a significant number of WSEs to provide our clients with a variety of solutions for their unique staffing needs and to facilitate the employment relationship.

Managing, recruiting, and scheduling a large number of low wage employees can be both difficult and expensive. The acquisition and recruiting of such an employee population is highly labor intensive and costly in part due to high onboarding and maintenance costs such as tax information capture or I-9 verification. Early in our history, we evaluated these costs and determined that proper process flows, automated with blockchain and cloud technology and coupled with access to lower cost workers’ compensation policies resulting from economies of scale could result in a profitable and low-cost scalable business model. Over the past four years, we have invested heavily in a robust, cloud-based HRIS platform in order to:

•	reduce WSE management costs,

•	automate new WSE and client onboarding, and

•	provide additional value-added services for our business clients resulting in additional revenue streams to us.

Beginning in 2017, we began to develop our HRIS database and front-end desktop and mobile phone application to facilitate easier WSE and client onboarding processes as well as to provide additional client functionality and the opportunity for WSEs to find shift work. Beginning in March 2019, we transitioned the development of our mobile application from a third party vendor in house and launched in 2019. As of August 31, 2019, we had completed the initial launch using mobile applications developed by the third party vendor and begun to provide some of the HRIS and application services to select legacy customers on a test basis. Our in-house engineers, along with a new third party vendor, are continuing to implement additional HRIS functionality in delivery, gig intermediation services, and scheduling through our mobile phone application. We see these technology-based services as multiple potential revenue drivers with limited additional costs.

Our cloud-based HRIS platform captures, holds, and processes HR and payroll information for our clients and WSEs through an easy to use customized front end interface coupled with a secure, remotely hosted database. The HRIS system can be accessed by either a desktop computer or an easy to use electronic mobile application designed with HR workflows in mind. Once fully implemented, we expect to reduce the time, expense, and error rate for onboarding our client employees into our HRIS ecosystem. Once onboarded, the client employees are included as our WSEs and are included as available for shift work within our business ecosystem. This allows our HRIS platform to serve as a gig marketplace for WSEs and allows for client businesses to better manage their staffing needs.

Our Services

Our core business is to provide regular payroll processing services to clients under an employment administrative services (“EAS”) model in addition to individual services, such as payroll tax compliance, workers’ compensation insurance, and employee HR compliance management.  In addition, in November 2019, we launched our employee onboarding function and employee scheduling functions to our customers in our mobile application. With the full commercial launch of our mobile application software in the future, we expect to provide additional services including “white label” food delivery functionality.

Figure 1

Our core EAS are typically provided to our clients for one-year renewable terms. As of the date of this Form 10-K, we have not had any material revenues or billings generated within our HRIS from additional services. We expect that our future service offerings, including technology-based services provided through our HRIS system and mobile application, will provide for additional revenue streams and support cost reductions for existing and future clients. We expect that our future services will be offered through “a la carte” pricing via customizable on-line contracts.

The new Gig Economy has grown dramatically in recent years, and is projected to continue to grow well into the future. According to various industry publications, as of 2019, 41.1 million workers in the United States were self-employed, (a number expected to grow to 52% by 2023), while, according to data published by Statista, an estimated 25.66 to 28.28 million U.S. workers were employed only part-time during 2019. Further, per various industry reports, as of 2019, 24% of U.S. workers were using on-line platforms in connection with their work, including 38% of the millennials in the workforce. We are targeting employers of this population of part-time, computer savvy workers through our business model and technology.

The new Gig Economy has created legal issues regarding the classification of workers as independent contractors or employees. In addition, the rising trend of predictive scheduling creates logistical issues for our clients regarding workers’ schedules. We provide solutions to businesses struggling with these compliance issues primarily by absorbing our clients’ workers, whom we refer to as WSEs but are also referred to as “shift workers,” “shifters,” “gig workers,” or “assigned employees.” WSEs are included under our corporate employee umbrella and we handle certain employment-related compliance responsibilities for our clients as part of our services. This arrangement benefits WSEs by providing additional work opportunities through access to our clients. WSEs further benefit from employee status benefits through our benefit plan offerings, including minimum essential health insurance coverage plans and 401(k) plans, as well as enjoying the protections of workers’ compensation coverage. For providing these services, once our platform is fully functional and commercialized, we expect to bill annual gross wages of $20,000 per WSE, yielding a gross profit of $1,200 per restaurant and hospitality WSE each year.

Technological Solution

At the heart of our EAS solution is a secure, cloud-based HRIS database accessible by a desktop or mobile device through which our WSEs will be able to find available shift work at our client locations. This solution solves a problem of finding available shift work for both the WSEs seeking additional work and clients looking to fill open shifts. For new WSEs, the mobile application includes an easy to use WSE onboarding functionality which we believe will increase our pool of WSEs and provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. The mobile application features a chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designed to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.	Figure 2

In 2019, we implemented additional functionality to provide a scheduling component to our software, which enables each client worksite to schedule workers and to identify shift gaps that need to be filled. We utilize artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. We began using this functionality at the end of Fiscal 2019 on a test basis.

One of the final phases of our initial platform consists of our “shift intermediation” functionality, which is designed to enable our WSEs to receive information regarding and to accept available shift work opportunities at multiple worksite locations. The intermediation functionality becomes useful only to the extent that we have meaningful numbers of WSEs and client shift opportunities in the same geographic region. We continued our customer testing efforts and rollout during Fiscal 2020 and added significant functionality to our platform, including: (i) scheduling and time and attendance components; (ii) a “white label” customer ordering application geared to QSRs; and (iii) customer loyalty tracking and remarketing capabilities. We expect all of these features, including shift intermediation, to be available for commercial distribution to our clients during Fiscal 2021.

Our goal is to have a mature and robust hosted cloud based HRIS platform coupled with a seamless and technically sophisticated mobile application that will act as both a revenue generation system as well as a “viral” customer acquisition engine through the combination of the scheduling, delivery, and intermediation features and interactions. We believe that once a critical mass of clients and WSEs is achieved, additional shift opportunities will be created in the food service, hospitality, and other industries. Our approach to achieving this critical mass is currently focused on marketing our services to restaurant owners and franchisees, focusing on specific brands and geographic locations. We expect critical mass to be a function of both geography, such as in Southern California, for viral adoption by WSEs and clients, or by adoption within franchise brands.

Markets and Marketing

Our current primary market focus on the food service and hospitality industries was chosen based on our understanding of the issues and challenges facing Quick Service Restaurants (“QSRs”), including fast food franchises and local restaurants. To this end, we have chosen to invest in two key features of our mobile application consisting of: i) scheduling functionality, which is designed to enhance the client’s experience through scheduling of employees and reducing the impact of turnover, and ii) delivery functionality, which is designed to increase revenues through “in house” delivery fulfillment, thereby reducing delivery costs.

One of the most recent significant developments in the food and hospitality industry is the rapid rise of third-party restaurant delivery providers such as Uber EatsTM, GrubHubTM, and DoorDashTM. These providers have successfully increased QSR revenue in many local markets by providing food delivery to a wide-scale audience using contract delivery drivers. We have observed two significant issues impacting our clients and third-party delivery providers that are increasingly being reported in the news media. The first issue is the large revenue share typically being paid to third-party delivery providers as delivery fees. These additional costs erode the profit for the QSRs from additional sales made through the delivery channel. The second issue is that our QSR customers have encountered logistical problems with food deliveries - late deliveries, cold food, missing accessories, and unfriendly delivery people. This has caused significant “brand erosion” and has caused these clients to reconsider third-party delivery.	Figure 3

We provide a solution to the third-party delivery issues. We designed our HRIS platform to manage food deliveries by the QSRs using internal personnel and a customized “white label” mobile application. Our recently released delivery feature links this “white label” delivery ordering system to our delivery solution, thereby freeing the QSR to have their own brand showcasing an ordering mobile application but retaining similar back-office delivery technology including scheduling, ordering, and delivery status pushed to a customer’s smart phone. Our technology and approach to human capital management provides a unique window into the daily demands of QSR operators and the ability to extend our technology and engagement to enable this self-delivery proposition. Our new driver management layer for operators in the ShiftPixy Ecosystem will allow clients to use their own team members to deliver a positive customer experience. Our mobile application already provides the HR compliance, management and insurance solutions necessary to support a delivery option and create a turnkey self-delivery opportunity for the individual QSR operator. Our solution saves delivery costs to the QSR client and allows them to retain the customer information and quality control over the food delivery. We are marketing this solution to our clients under the ZiPixy brand.

The first phase of this component of our platform is the driver onboarding functionality, which was completed in 2019 by the initial third party vendor. The enhanced features under development will “micro meter” the essential commercial insurance coverages required by our operator clients on a delivery-by-delivery basis (workers’ compensation and auto coverages) which has been a significant barrier for some QSRs to provide their own delivery services. We began using the “delivery features” of our mobile application for selected customers on a trial basis in the fourth quarter of Fiscal 2019 and are continuing to work toward full deployment of this solution, with wide-scale commercial rollout expected during Fiscal 2021.

A significant problem for small businesses, particularly in the food service industry, such as QSRs, involves compliance with employment related regulations imposed by federal, state and local governments. Requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the ACA, create compliance challenges and increased costs. The compliance challenges are often complicated by “workaround” solutions that many employers resort to in order to avoid characterizing employees as “full-time” and requires increased compliance to avoid fines and penalties. As of the date of this Form 10-K, the United States Congress has considered but not passed legislation replacing the ACA, with the exception that the individual mandate provision was removed in 2017. Despite the removal of the individual mandate, employers still face regulatory issues and overhead costs for which we believe our services are a cost-effective solution.

Other regulation is prevalent at the state and local levels. Recently in California, where most of our WSEs currently reside, legislation was passed that more clearly defines gig workers for companies such as Lyft or Uber as employees rather than their previous classification as independent contractors. We believe that legislation such as this is a direct response to a considerable loss of tax revenue from the gig companies’ contract employees. In November, 2020, California voters passed Proposition 22, which had the effect of repealing this legislation and restoring independent contractor status with respect to “app-based drivers.” Nevertheless, Proposition 22 also instituted various labor and wage policies that are specific to app-based drivers and their employers that do not apply to other independent contractors, including: (i) minimum wage requirements; (ii) working hours limitations; (iii) requiring companies to pay healthcare subsidies under certain circumstances; and (iv) requiring companies to provide or make available occupational accident insurance and accidental death insurance to their app-based drivers. We believe that, within the next few years, there is an increasing likelihood that workers in other states will have to be treated in a manner more similar to traditional employees than independent contractors, which will likely include, at a minimum, wage and benefit provisions similar to those guaranteed by Proposition 22. Our business model provides a solution to this likely regulatory change by absorbing workers for these types of gig economy companies as our employees, eliminating any risk of litigation, fines and other worker misclassification problems for these types of gig economy companies to the extent they become our clients.

Figure 4

The worldwide trend toward a gig economy is a result of the market adoption of smart phones and mobile telephones, and remote office workers moving away from the traditional office or factory workplace. For our target WSE audience, as of February 2019, over 92 % of 18-30-year-old workers have, or use, a smart phone. This development has created opportunities for companies catering to the use of these devices. We have designed our mobile application to utilize the smartphone adoption to create an easy to use on-boarding tool for potential employees. The migration towards a gig economy trend is also significant. According to a 2016 study conducted by Ardent partners, nearly 42% of the world’s total workforce is now considered ‘non-employee,’ which includes contingent/contract workers, temporary staff, gig workers, freelancers, professional services, and independent contractors. Our initial focus in the marketing of our product to the larger gig economy is to small and medium sized businesses with high worker turnover such as the restaurant and hospitality industries that have high turnover and often contract with independent contractor workers to perform less than full-time gig engagements, primarily in the form of shift work.

The impact of the COVID-19 pandemic on the gig economy and gig workers appears to be mixed. According to The AppJobs Institute, which conducts research on the gig economy, the pandemic has caused an increase in global demand for certain jobs such as delivery, online surveys and market research, while there has been a 36% drop in demand for other jobs that require entry into the home, such as house-sitting, babysitting and cleaning. Similarly, we observed a significant decline in our food and hospitality WSEs located in our Southern California markets during mid-March, which coincided with the shutdown of many of our QSR clients’ dining locations. Nevertheless, our number of WSEs began to rebound in early May, as various lockdown measures were relaxed and many restaurant operators created “work-around” solutions to new health and safety regulations, including improved takeout and delivery, as well as limited in-person dining. We believe that our HRIS platform provides long-term benefits to our clients that will outlast the COVID-19 pandemic. We do not believe that the post-pandemic employment environment will decrease the migration of workers towards a gig economy, and we expect that the demand for services that match those workers with gig opportunities will continue to increase.

Figure 5

We believe we will experience business and revenue growth in the gig economy from the following factors:

•	Large Potential Market. Current statistics show that there are over 15.1 million employees working in our initial target market--the restaurant and hospitality industries -- representing over $300 billion of annual revenues. Compared to the total workforce in all industries, workers in the restaurant industry have a notably higher percentage of part-time workers. At our current monetization rate per employee, this represents an annual gig economy revenue opportunity of over $9 billion per year for the United States. Our intention is to expand both our geographic footprint and our service offerings into other industries, particularly where part-time work is a significant component of the applicable labor force, including the retail and health care sectors.

•	Rapid Rise of Independent Workers. The number of independent workers, totaling approximately 41 million in 2018, is expected to increase to 40% of the private, non-farm U.S. workforce by 2021. As of early 2019, approximately 48% of the U.S. workforce has worked as an independent employee as either part time or on a contract basis. We do not expect this shift to independent workers to change as a result of the COVID-19 pandemic.

•

Technology Affecting Attitudes towards Employment Related Engagements. Gig-economy platforms have changed the way part-time workers can identify and connect to work opportunities, and millennials and others have embraced such technologies as a means to secure short-term employment related engagements. The significant increase in the adoption of smart phone devices has provided the “last mile” platform to enable technology solutions such as ours to provide a gig economy platform. Most importantly, as of February 2019, an estimated 92% of our target audience of 18-35 year old workers regularly used a smart phone.

•	New ShiftPixy Mobile App is Designed to Provide Additional Benefits to Employers and Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. Mindful that we anticipate most of our shifters will be millennials who connect with the outside world primarily through a mobile device, we are poised to significantly expand our business through our mobile app. Our mobile app is a proprietary application downloaded to mobile devices, allowing our shifters to access shift work opportunities at all of our clients, not just their current restaurant or hospitality provider. Our intermediation feature, which we anticipate will be widely available in the near future, will also allow shift employees not currently working at our clients to access shift work opportunities across our entire client platform.

Figure 6

The ShiftPixy Ecosystem Solution

We have developed an HRIS Ecosystem comprised of a closed proprietary operating and processing information system that provides a tool for businesses needing staffing flexibility to schedule existing employees and to post open schedule slots to be filled by an available pool of shift workers (the “ShiftPixy Ecosystem”). The ShiftPixy Ecosystem provides the following benefits to our clients:

1.	Compliance: We assume a substantial portion of responsibility for a business’s employment regulatory compliance issues by having all client shifter employees become employees of us. Through the ShiftPixy Ecosystem, we can assist our clients with the staffing of their shift employee requirements by providing a qualified pool of potential applicants as shift workers. The individual WSE is a legal employee of ours and we thereby provide employment regulatory compliance reporting, taking this burden away from our clients. The client’s management time spent on compliance issues is substantially reduced and allows client management to focus on their business.

2.	Operational improvements: Our service can reduce the impact of high turnover, which is a consistent problem across the restaurant industry and a significant issue to our clients. Our service provides pre-screened applicants for permanent positions as well as access to the ShiftPixy Ecosystem population of potential shift workers. The flexibility inherent in the ecosystem approach can better tailor the staffing needs of a client to the talent pool available.

3.	Cost Savings: The payroll and related costs associated with WSEs such as workers’ compensation and benefits are consolidated and charged, in effect, in conjunction with the shifters’ applicable rates of pay, allowing the clients to fund the employment related costs as the services are used, thereby avoiding various lump sum employment-related cost impositions. Cost savings for our clients can vary but they typically experience cost reductions in reduced overhead costs related to HR compliance, payroll processing, and elimination of non-compliance fines and related penalties. Clients also experience reduced turnover and the related costs. We exploit economies of scale in purchasing employer related solutions such as workers’ compensation and other benefits and can provide a WSE to a business at a lower cost than the business can otherwise typically staff a particular position.

4.	Improved human resources management: By having access to our entire part-time workforce, a client business is enabled to scale up or down more rapidly, making it easier to contain and manage operational costs. The two largest costs for a restaurant are food and labor. We charge a fixed percentage on wages that allows the client business to budget and plan more effectively without the full weight associated with the threats of penalties or missteps in dealing with employment law compliance related issues.

ShiftPixy Labs

On July 29, 2020, we announced the launch of ShiftPixy Labs, a new suite of marketing and support services for QSRs. Through ShiftPixy Labs, we expect to further promote our brand and provide additional layers of services and engagement, from business startup clear through to customer meal delivery. We anticipate that this new functionality will build on our traditional platform that empowers restaurant operators to take advantage of their human capital with tools to handle payroll, compliance and native delivery. On August 11, 2020, we announced the addition of our “Ghost Kitchen Incubator Project” to ShiftPixy Labs, which we believe represents an opportunity for aspiring restaurant operators to gain valuable information and insights on how to launch their new businesses, as well as how to build and optimize around delivery and off-premise dining from the ground up. We believe that, by building these relationships with budding restauranteurs, we will forge lasting partnerships that could open the door to further business opportunities. As part of these efforts, we are in the process of starting a new contest program, which will offer qualified chefs and operators the chance to earn a spot in our “incubator” by pitching and testing new ideas with fully simulated ghost kitchen and delivery experiences. We intend to stream the contest, as well as the Incubator Project, on social media outlets such as YouTube, providing the Company and all participants with an elevated platform for a global audience.

Alliance With US Wellness

On August 24, 2020, we announced a nationwide alliance with US Wellness, a provider of employee wellness programs with a comprehensive suite of services designed to engage and inspire employees toward achieving their wellness goals, that could potentially result in the placement of thousands of nurses on our HRIS platform. We believe that this alliance represents an important expansion opportunity beyond our historical focus on the QSR and hospitality industries, into a more highly compensated labor pool that has the potential to yield increased revenues and profits per WSE. We have begun to onboard nurses through US Wellness since the end of Fiscal 2020, and we expect this onboarding to accelerate throughout the fiscal year ending August 31, 2021.

Competition

We have two primary sources of competition. Competitors to our gig business model include businesses such as ShiftGig, Instawork, Snag, Jobletics and other comparable businesses that seek to arrange short-term work assignments for both employees and independent contractors. Competitors to our HRIS system include businesses such as Kelly Services, ManpowerGroup, and Barrett Business Services, which provide human resource software solutions.

We believe our service offering competes effectively based on our strategy of combining an ecosystem of employment services with the individualized ability to link trained workers to specific shift-work opportunities.

Governmental Regulation

Our business operates in an environment that is affected by numerous federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes. Moreover, because our client engagements involve some form of overlapping employer relationship with regard to the employees who provide services in employment to our clients, the application of such laws to these non-traditional employer relationships can become complex. Nearly all states have adopted laws or regulations regarding the licensure, registration or certifications of organizations that engage in co-employer relationships. While our model is currently not included in such regulations, we may become subject to such laws and regulations if we are deemed to have entered into co-employer relationships with regard to employees providing services in the jurisdictions where such laws and regulations apply.

Additionally, due to the COVID-19 crisis, government agencies have declared a state of emergency in the U.S., and some have restricted movement, required restaurant, bar and hotel closures, advised people not to visit restaurants or bars, and otherwise restricted non-essential travel. In some jurisdictions, people have been instructed to shelter in place to reduce the spread of COVID-19, in response to which restaurants have temporarily closed and have shifted operations at others to provide only take-out and delivery service.

The following summarizes what we believe are the most important legal and regulatory aspects of our business:

Federal Regulations

Employer Status

We sponsor certain employee benefit plan offerings as the “employer” of our shift workers under the Internal Revenue Code of 1986 (the “Code”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The multiple definitions of “employer” under both the Code and ERISA are not clear and are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our shift workers under both the Code and ERISA, as well as various state regulations, but this status could be subject to challenge by various regulators. For additional information on employer status and its impact on our business and results of operations, refer to the section entitled “Risk Factors,” under the heading “If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.”.

Affordable Care Act and Health Care Reform

The ACA was signed into law in March 2010. The ACA implemented substantial health care reforms with staggered effective dates continuing through 2020, and many of its provisions require the issuance of additional guidance from applicable federal government agencies and the states. There could be significant changes to the ACA and health care in general, including the potential modification, amendment or repeal of the ACA. For additional information on the ACA and its impact on our business and results of operations, refer to the section entitled “Risk Factors,” under the heading, “Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our marketing plan as well as our reputation, results of operations or financial condition, or have other adverse consequences.” As of the date of this Form 10-K, the ACA has not been formally amended or repealed; however, the Tax Cuts and Jobs Act of 2017 effectively eliminated the individual mandate provisions of the ACA, beginning in 2019.

Health Insurance Portability and Accountability Act

Maintaining the security of information regarding our employees is important to us as we sponsor employee benefit plans and may have access to personal health information of our employees. The manner in which we manage protected health information (PHI) is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). HIPAA contains substantial restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, under the HITECH Act there are steep penalties and fines for HIPAA violations. Our health plans are covered entities under HIPAA, and we are therefore required to comply with HIPAA’s portability, privacy, and security requirements. For additional information regarding the information we collect, how we maintain the confidentiality of our clients’ and employees’ confidential information and the potential impact to our business if we fail to protect the confidentiality of such data, refer to the section entitled “Risk Factors,” under the heading, “We collect, use, transmit and store personal and business information with the use of data service vendors, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs or cause losses.”

State Regulations

Many states have adopted provisions for licensing, registration, certification or other formal recognition of co-employers. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of a co-employer, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state laws. The scope of the laws and regulations of states is such that it may encompass our activities. In addition, many state laws require guarantees by us of the activities of our subsidiary, ReThink, and in some states we may seek licensure, registration or certification, as applicable, together with our subsidiary, ReThink, because the financials for both organizations are consolidated. We believe that we are in compliance in all material respects with the requirements in the states where we are conducting business.

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

In addition, we are subject to Federal and state laws and regulations regarding privacy and information security. California recently enacted legislation, the California Consumer Privacy Act of 2018, (the “CCPA”), that went into effect on January 1, 2020. The CCPA affords consumers expanded privacy protections, including individual rights to access, to require deletion of personal information, to opt out of certain personal information sharing, and to receive detailed information about how personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. There are also a number of other pending U.S. state privacy laws that contain similar provisions to the CCPA, although in some cases prescribing stricter and potentially conflicting requirements.

Intellectual Property

We have registered seven trademarks, consisting of three names (ShiftPixy, ZiPixy, and ShiftPixy Labs) and four logos (the Pixy image, the Pixy wings image and wings/name logo, and the ShiftPixy Labs logo). In addition, we have patents pending for certain features of our mobile application in the United States, Australia, Brazil, European Union, India, Japan, Korea and Hong Kong. We have other intellectual property and related rights as well, particularly in connection with our software. We believe that our intellectual property is of considerable importance to our business.

Human Capital

As of August 31, 2020, we employed 46 people on a full-time basis in our corporate offices, and we served approximately 3,100 active, paid WSEs with an additional 38,000 inactive WSEs carried within our HRIS platform. Effective as of January 1, 2020, we assigned client contracts representing approximately 70% of our billable clients which comprised approximately 88% of our quarterly revenue as of November 30, 2019 as part of the Vensure Asset Sale, (accounting for approximately 2,700 billed WSEs transferred), and we transferred 21 of our 64 corporate employees. We retained all WSEs in our HRIS system. Our billed WSE count decreased from the February 2020 quarter due to the COVID-19 pandemic. The billed WSE count increased to approximately 3,500 in October 2020 as the Southern California economy re-opened.

Diversity and Inclusion

We strive to maintain a diverse and inclusive workforce in our corporate offices, and we encourage our clients to support diversity and inclusion in the workplace as well. Approximately 35% of our corporate employees are women, (including our Director of Operations, who is a member of our board of directors), and approximately 43% of our corporate employees are non-white. Further, although we do not directly control our clients’ hiring decisions, we estimate that approximately 79% of WSEs currently on our platform are women, and over 90% are non-white. Our diversity and inclusion principles are reflected in our employee manual and training programs, including our policies against harassment and bullying and the elimination of bias in the workplace, which we provide to all of our corporate employees and encourage our clients to follow for WSEs as well.

Workforce Compensation and Pay Equity

We provide robust compensation and benefits programs to help meet the needs of our corporate employees, and we provide the means for our clients to provide significant benefits to WSEs, many of which have traditionally been unavailable to gig workers and others filling lower wage positions in the QSR and food industry. We provide our corporate employees with highly competitive salaries, as well a 401(k) Plan, healthcare and insurance benefits, paid time off, and family leave. We also provide all of our corporate employees with targeted equity-based grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from the Company’s growth and profitability. Further, through the implementation of our business model and rollout of our HRIS platform, we are providing the means for our clients to provide significant benefits to WSEs that they would likely not otherwise enjoy, including access to healthcare and insurance benefits and 401(k) Plans.

Talent Acquisition and Retention

We continually monitor corporate employee turnover rates, as our success depends upon retaining our highly trained and dedicated operating personnel. We believe that our philosophy of providing highly competitive compensation, along with significant opportunities for career growth and development opportunities, encourage a high level of corporate employee tenure and low level of voluntary turnover. Given our limited operating history and significant rate of growth, we are not currently able to produce meaningful statistics related to employee turnover and tenure on a macro level, but based on feedback we receive both informally and through periodic formal reviews and evaluations, we believe that the Company’s relationship with its corporate employees is excellent.

Company Culture

We expect all of our corporate employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance, and inclusivity, and encourage our clients to demand the same from WSEs. Our Corporate Employee Manual, and those employee manuals that we prepare on behalf of our clients, set forth detailed provisions reflecting these values, and also provide direction for registering complaints, (including through an anonymous hotline jointly administered by our General Counsel and the Chair of our Audit Committee), in the event of violations of our policies. Our executive officers and supervisors maintain “open door” policies, and any form of retaliation is strictly prohibited.

Development and Training

We invest significant resources in developing and retaining the talent needed to achieve our business goals. We maintain a relatively “flat” corporate organizational structure, whereby our employees benefit from training and mentoring by individuals filling a variety of different functions within our Company. We believe that this highly dynamic environment provides the hands-on training necessary for our employees to achieve their career goals, build management skills, and advance within the Company.

Oversight and Governance

Our board of directors takes an active role in overseeing the management of our human capital, which includes reviewing, approving, and implementing policies and procedures governing the administration of the workplace, such as policies related to compensation, ethics, and elimination of workplace bias and harassment. Our Director of Operations, who is also a member of our board, and has been employed by the Company since its inception, is responsible for the day-to-day administration of these policies and procedures, receiving input and assistance from the Company’s General Counsel as necessary and appropriate. Both our Director of Operations and General Counsel regularly report to the board on issues relate to corporate oversight and governance.

Employee Engagement and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our corporate employees, and we encourage our clients to make this a priority for WSEs. We provide our corporate employees, and facilitate our clients providing WSEs with a wide range of benefits, including benefits directed to their health, safety and long-term financial security. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our corporate employees to work remotely as appropriate, while implementing significant safety measures designed to protect the health of all those entering our facilities.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” for more information.

Summary of Material Risk Factors

▪	We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of future performance.

▪	The COVID-19 pandemic, or another widespread public health epidemic, catastrophic or geopolitical event, might create additional liabilities, risks and exposures which could negatively impact our current business, growth prospects and cash flows, and future profitability.

▪	We maintain limited self-insurance for workers’ compensation services that we provide to our clients.

▪	There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.

▪	Our success depends on adoption of our products and services by our various types of customers.

▪	We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.

▪	We operate in an immature and rapidly evolving industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects. We face intense competition across all markets for our services, which may lead to lower revenue or operating margins. Our targeted customer base is diverse, and we face a challenge in meeting each group’s needs.

▪	Providing specialized Gig Economy oriented staffing management products and services is an emerging yet competitive business, and many of our competitors have greater resources that may enable them to compete more effectively.

▪	We have claims and lawsuits against us that may result in adverse outcomes.

▪	We have identified material weaknesses in our internal control over financial reporting.

▪	If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.

▪	We may be subject to penalties and interest payable on taxes as a result of data entry in our software or manual error.

▪	Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.

▪	We may never successfully commercialize ShiftPixy Labs.

▪	We may have outages, data losses, and disruptions of our online services if we fail to maintain and adequate operations infrastructure. Because we store data in the cloud with providers such as Microsoft and Amazon, any disruptions in our ability to access this data or any breach of security concerning this data in the cloud could have a materially adverse effect.

▪	Software products we use in our business may contain defects which will make it more difficult for us to establish and maintain customers.

▪	If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced.

▪	We may not be able to protect our source code from copying in the event of an unauthorized disclosure.

▪	We intend to use open source blockchain technology in our technology platform, which has been scrutinized by regulatory agencies and therefore we may be impacted by unfavorable regulatory action.

▪	We use and leverage open source technology in our technology platform which may create security risks.

▪	We depend heavily on Scott W. Absher, our Chief Executive Officer and a director. The loss of his services could harm our business, and his limited experience managing a public company, which may inhibit our ability to implement successfully our business plan.

▪	If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

▪	We are in the business of providing employees to our clients, and there is a risk that we will be sued and/or held liable for claims resulting from action by or against our employees, including Private Attorney General’s Act (“PAGA”) claims which may require additional capital to defend.

▪	Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our business.

▪	Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.

▪	Laws related to the classification of Gig Economy workers are changing, and we may be subject to state and local regulations impacting how we classify our workers.

▪	Our common stock is thinly traded, which can cause volatility in its price. If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

▪	A majority of our common stock is closely held by our founders which may limit a minority shareholders from influencing corporate governance.

▪	We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Risks Relating to Our Business

We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We are an emerging business and are in the process of developing our products and services. We have been in business since July 2015. Although our continuing business processed gross billings of over $65 million for Fiscal 2020, it is still difficult, if not impossible, to forecast our future results based upon our limited historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.

There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Except from the proceeds of our October 2020 public offering ($10.6 million net of costs), May 2020 public offering and subsequent overallotments ($10.3 million net of costs and $1.2 million net of costs, respectively), our initial public offering ($11.2 million net of costs) and private placements of senior secured convertible notes to institutional investors raising $13 million of gross proceeds ($11.9 million net of costs), we have no binding agreements, commitments or understandings to secure additional financing at this time. We have no binding agreements, commitments or understandings to acquire any other businesses or assets. Our long-term future growth and success are dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.

The COVID-19 pandemic might create additional liabilities, risks and exposures which could negatively impact our current business, growth prospects and cash flows, and future profitability, while also requiring us to increase our workers’ compensation reserve to protect against additional liabilities, all of which could negatively impact our ability to raise additional capital.

Our business has been significantly impacted by the COVID-19 pandemic. Our employee billings per capita have decreased more than 20% from pre-pandemic reporting periods. In particular, most of our clients are currently in the restaurant and hospitality business sector and concentrated in Southern California. The vast majority of these clients have been negatively impacted by the lockdown measures imposed in the State of California since March, which have required them to limit hours of operation, eliminate in-person dining, restrict food services to takeout and delivery, and, in some cases, cease operations altogether. Although lockdown measures were relaxed somewhat throughout Southern California beginning in May 2020, the Governor reinstated many of these restrictions on July 13, 2020, in response to a surge in the number of COVID-19 cases reported throughout the state. As long as these directives remain in place, they are likely to negatively impact our clients’ business and operations, which, in turn, will likely have a negative impact on our business prospects and operating results. As we expand our business into new geographic areas, and seek to enlist clients outside the QSR and hospitality industries, we may encounter similar obstacles to achieving growth and profitability resulting from the spread of COVID-19 and resulting governmental regulations or restrictions that negatively impact these areas and industries.

Further, our workers’ compensation policy limits our liability to $500,000. Accordingly, our profitability depends on collecting sufficient premium payments to offset this potential liability to be profitable. In March 2020, the Governor of the State of California issued Executive Order N-62-20, which creates a rebuttable presumption for workers’ compensation claims that an employee’s COVID-19 related illness arose out of the course of their employment if (i) such infection occurred between March 19 and July 5, 2020, and (ii) the employee was diagnosed with COVID-19 or tested positive within 14 days after performing work for the employer at a location other than the employee’s home. While we have not observed direct additional expenses as a result of any such claims to date, our workers’ compensation rates have increased significantly since the beginning of the pandemic. We have also increased our workers’ compensation reserve estimates for Fiscal 2020, and we continue to closely monitor all workers’ compensation claims made during the COVID-19 pandemic. While we believe that the steps we have taken are sufficient to protect against any increased level of workers’ compensation claims related to the pandemic, there can be no guarantee that this will be the case, or that our premium collections will be sufficient to offset our liabilities and achieve profitability should such an increase in claims materialize in the future.

We maintain limited self-insurance for the workers’ compensation services that we provide to our clients. If we experience claims in excess of our collected premiums, we might incur additional losses, higher costs, and reduced margins, resulting in a need for more liquidity.

We are responsible for and pay workers’ compensation costs for our shift workers. As noted above, we are currently self-insured for up to $500,000 per occurrence and we purchase reinsurance for claims in excess of $500,000. Our workers’ compensation billings are designed to cover expected claims based on insurance annuity calculations. These calculations are based on our claims experiences during our limited operating history. At times, these costs have risen substantially as a result of increased claims and claim trends, general economic conditions, changes in business mix, increases in healthcare costs, and government regulations. Although we carry insurance and believe that we currently have reserves sufficient to insulate us against projected losses, any unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation, could result in costs that increase significantly above current projections. If future claims-related liabilities increase due to unforeseen circumstances, or if new laws, rules, or regulations are implemented, costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

Our business, results of operations and financial condition have been and will likely continue to be materially adversely impacted in the event of a widespread public health epidemic, including the recent COVID-19 outbreak.

Our business, results of operations and financial condition have been, and will likely continue to be, materially adversely affected by any widespread public health epidemics, such as the COVID-19 outbreak first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. Potential impacts of the spread of COVID-19 include disruptions or restrictions on our employees’ and WSEs’ ability to travel, and temporary closures of our clients’ facilities. For example, many of our WSEs perform services in the restaurant and hospitality industries, which have experienced significant declines in traffic since early March 2020. Various states and municipalities throughout the United States have since declared a state of emergency and imposed substantial restrictions on movement, required restaurants, bars and hotels to close, and advised people not to patronize restaurants or bars or otherwise engage in non-essential travel. In some areas, residents have been instructed to shelter in place to reduce the spread of COVID-19, resulting in many restaurants either closing or limiting their operations to take-out and delivery service. Similarly, travel and tourism across the globe have significantly decreased, causing a significant number of temporary hotel closures and furloughed employees.  Given that most of our clients are businesses in the hospitality and restaurant industry, our results of operations are likely to continue to be negatively impacted as long as restrictions arising from the COVID-19 pandemic continue.

Additionally, we have operations located in Miami, FL (Miami-Dade County), and Irvine, CA (Orange County), regions that have seen a recent rise of confirmed cases of COVID-19. We are continuing to monitor and assess the effects of the COVID-19 outbreak on our commercial operations, including any potential impact on our revenue in Fiscal 2020 and beyond. Nevertheless, we cannot at this time predict with any degree of certainty the precise impact these adverse conditions will ultimately have on our operations due to a variety of unknown factors, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of time that travel restrictions and business closures imposed by the governments of impacted countries remain in place. Further, any future significant outbreak of contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely negatively impact our operating results.

There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.

We have incurred recurring losses, resulting in an accumulated deficit of $119.5 million as of August 31, 2020. The recurring losses and cash used in operations are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the audited financial statements incorporated in this Form 10-K. Our plans to alleviate substantial doubt are discussed below and elsewhere in this Form 10-K.

Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In March 2019, we completed a private placement of senior secured notes to certain institutional investors, raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and May 22, 2020, all convertible notes outstanding as of August 31, 2019 were repaid or converted into equity. On May 26, 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. In October 2020, we closed an additional $12 million equity offering ($10.7 million net of costs). Our plans and expectations for the next 12 months include raising additional capital to help fund expansion of our operations, including the continued development and support of our IT and HR platform.

As of August 31, 2020, we had cash of $4.3 million, (which had grown to $10.5 million as of October 31 primarily as a result of the October 2020 public offering described above), and a working capital deficit of $2.8 million. During Fiscal 2020, we used approximately $15.5 million of cash from continuing operations and repaid $1.2 million of convertible notes, after receiving $9.7 million of cash from the Vensure Asset Sale described above and in Note 3 to the accompanying financial statements. We expect to receive an additional $5.6 million over the next four years as part of the Vensure Asset Sale, subject to certain closing conditions.

We believe that our current cash position, along with our cost controls, projected revenue growth and anticipated financing from potential institutional investors, will be sufficient to alleviate substantial doubt and fund our operations for at least a year from the date of this Form 10-K. If these sources do not provide the capital necessary during the next twelve months, we may need to curtail certain aspects of our operations or expansion activities, consider the sale of additional assets, or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on terms that are advantageous to us, or that any such additional financing will be available.

Our success depends on adoption of our products and services by our various types of customers. If these potential customers do not accept and acquire our products and services, then our revenue will be severely limited.

The major customer groups to whom we believe our products and services will appeal, (i.e. both employers and employees who rely upon shift work), may not embrace our products and services. Acceptance of our products and services will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to adequately meet our customers’ needs and expectations, our product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot be sure that our business model will gain wide acceptance among all targeted customer groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to continue generating revenues could be reduced.

We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.

Under our typical Client Services Agreement, we assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes for our WSEs. We assume such obligations as an agent, not as a principal, of the client. Our obligations include responsibility for:

•	payment of the salaries and wages for work performed by WSEs, regardless of whether the client timely pays us the associated service fee; and

•	withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by us.

If a client does not pay us, our ultimate liability for WSE payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

If we are unable to effectively manage growth and maintain low operating costs, our results of operations and financial condition may be adversely affected.

We have experienced rapid growth since our inception, and our plans contemplate significant expansion of our business. If we are unable to manage our growth effectively, (including having geographically dispersed offices and employees), or to anticipate and manage our future growth accurately, our business may be adversely affected. If we are unable to manage our expansion and growth effectively, we may be unable to keep our operating costs low or effectively meet the requirements of an ever-growing, geographically dispersed client base. Our business relies on data systems, billing systems and financial reporting and control systems, procedures and controls. Our success in managing our expansion and growth in a cost-effective manner will require us to upgrade and improve these systems, procedures and controls. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In addition, our growth may place significant demands on our management, and our overall operational and financial resources. A failure on our part to meet any of the foregoing challenges inherent in our growth strategy may have an adverse effect on our results of operations and financial condition.

Our targeted customer base is diverse, and we face a challenge in adequately meeting each group’s needs.

Because we serve both employers and employees, we must work constantly to understand the needs, standards and requirements of each group and must devote significant resources to developing products and services for their interests. If we do not accurately predict our customers’ needs and expectations, we may expend valuable resources in developing products and services that do not achieve broad acceptance across the markets, and we may fail to grow our business.

We face intense competition across all markets for our services, which may lead to lower revenue or operating margins. Competing forms of Gig Economy oriented staffing management products and services may be more desirable to consumers or may make our products and services obsolete.

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower service lines may make them more effective in deploying technical, marketing, and financial resources. Barriers to entry in many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to customers.

Companies compete with us based on a growing variety of business models. The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives. This may lead to lower revenue, gross margins, and operating income.

There are currently several different competing Gig Economy oriented staffing management product and service technologies that are being marketed to our potential customers. Further development of any of these technologies may lead to advancements in technology that will make our products and services obsolete. Consumers may prefer alternative technologies and products and services. We cannot guarantee that users of Gig Economy oriented staffing management products and services who will be using our products and services will continue to grow within the industry as a whole. Any developments that contribute to the obsolescence of our products and services may substantially impact our business, reducing our ability to generate or sustain revenues.

Providing specialized Gig Economy oriented staffing management products and services is an emerging yet competitive business, and many of our competitors have greater resources that may enable them to compete more effectively.

We compete in the same markets as many companies that offer not only staffing management products and services focused on the Gig Economy but also more traditional staffing management products and services. There are limited barriers to entry. Price competition in the industry, particularly from larger, more traditional industry model competitors, is intense, and pricing pressures from competitors and clients are increasing. New competitors entering our markets may further increase pricing pressures.

We have observed that clients sometimes competitively bid new contracts, which is a trend that we expect to continue for the foreseeable future. Some of our competitors have greater resources than we, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products and services that will directly compete with our product lines, and new, more efficient competitors may enter the market. If we are unable to successfully compete with existing companies and new entrants to the market, it will have a negative impact on our business and financial condition.

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

The industry in which we operate is characterized by rapidly changing regulatory requirements, evolving industry standards and shifting user and client demands. Our business model is also evolving and is different from models used by other companies in our industry. As a result of these factors, the success and future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these risks and uncertainties, some of which relate to our ability to:

•	Expand employer and employee client relationships;

•	Increase the number of our employer clients and grow a WSE base;

•	Develop relationships with third-party vendors such as insurance companies;

•	Expand operations and implement and improve our operational, financial and management controls;

•	Raise capital at attractive costs, or at all;

•	Attract and retain qualified management, employees and independent service providers;

•	Successfully introduce new processes, technologies, products and services, and upgrade our existing processes, technologies, products and services;

•	Protect our proprietary processes and technologies and our intellectual property rights; and

•	Respond to government regulations relating to the internet, personal data protection, email, software technologies, cyber security and other regulated aspects of our business.

If we are unable to successfully address the challenges posed by operating in an immature and rapidly evolving industry and having a relatively new business model, our business could suffer.

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. These claims arise from a wide variety of business practices, significant business transactions, operational claims, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Such litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

We have identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business, may cause investors to lose confidence in our reported financial information and may lead to a decline in stock price.

Effective internal control over financial reporting is necessary in order to provide reliable financial reports in a timely manner. In connection with the audit of our consolidated financial statements for Fiscal 2020, we concluded that there were material weaknesses in our internal control over financial reporting relating to our IT environment, controls over cut-off procedures, accounting for our capitalized software and discontinued operations, segregation of duties and corporate oversight functions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we are unable to successfully remediate our material weaknesses or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our consolidated financial statements could occur, or we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, all of which could adversely affect our business and cause our stock price to decline as a result. In addition, even if we remediate our material weaknesses, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function to remediate our material weaknesses or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent us from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our consolidated financial statements, which could cause our business to suffer.

If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.

We are required to obtain and maintain various types of insurance coverage for our business, in particular health and workers’ compensation insurance related to our co-employment of WSEs. Although we have contracts with all types of providers currently necessary for our business, if in the future we are unable to secure the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced. In addition, any increases in the cost of insurance coverage we are required to maintain could reduce our profitability (or increase our net losses).

We may be subject to penalties and interest payable on taxes as a result of data entry into our software or manual error.

Our input of data in our tax processing software must be entered properly to process the data and payments correctly with regard to clients, co-employees and applicable tax agencies. If we input incorrect data or input accurate data incorrectly, we could inadvertently overbill or underbill our clients or overpay or underpay applicable taxes, resulting in the loss of net income and/or clients and/or the incurrence of tax penalties and interest. Despite our efforts to reconcile taxes on a monthly basis, we may incur additional taxes, penalties and interest for which we may or may not bill our clients.

Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.

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

In addition, taxes under the Federal Unemployment Tax Act (“FUTA”) may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans. Employers in such states are experiencing higher FUTA tax rates as a result of not repaying their unemployment loans from the federal government in a timely manner. The credit reduction is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the credit reduction is applicable.

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

We may never successfully commercialize ShiftPixy Labs.

We have invested a substantial amount of our time and resources in developing ShiftPixy Labs and its related services and technology. Commercialization of ShiftPixy Labs will require additional development, customer engagement, significant marketing efforts and ongoing investment before it can provide us with any additional revenue. Despite our efforts, ShiftPixy Labs may not become commercially successful. Failure to successfully deploy and commercialize ShiftPixy Labs could adversely affect our operating results and financial condition.

Risks Relating to Technology

We collect, use, transmit and store personal and business information with the use of data service vendors, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs or cause losses.

In connection with our business, we collect, use, transmit and store with data services vendors large amounts of personal and business information about our clients and shift employees, including payroll information, healthcare information, personal and limited business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. In addition, as we continue to grow the scale of our business, we will process and store with data services vendors an increasing volume of personally identifiable information of our users. Our data services vendors include PrismHR, Amazon Web Services, Microsoft OneDrive, ShareFile, Dropbox, Egnyte, Smartsheet, MasterTax, Microsoft Outlook, Microsoft Office 365, and RightSignature. We believe these vendors implement industry standard or more stringent data security measures to protect the data that we transmit through and/or store with them. Despite our efforts to protect customer data, perceptions that the collection, use, and storage of personal information are not satisfactorily protected could inhibit sales and limit adoption of our services. In addition, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security.

We are focused on ensuring that our operating environments safeguard and protect personal and business information, and we will devote significant resources to maintaining and regularly updating our systems and processes. The cost to maintain these safeguards is significant and may increase as we grow, which may limit our ability to employ our resources elsewhere and slow our ability to grow. Despite our efforts to maintain security controls across our business, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer data that we or our vendors store and manage. In addition, attacks on information technology systems continue to grow in frequency, complexity and sophistication, and we may be targeted by unauthorized parties using malicious tactics, code and viruses.

We engage third party contractors who monitor our activities in a manner designed to prevent, detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving our employees, contractors, or temporary staff. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. In addition, while our operating environment is designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation of similar safeguards by our clients, vendors or their respective employees, and, in any event, third parties may be able to circumvent those security measures.

Any cyber-attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, any similar act by a malevolent party, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, harm our reputation, and could have a materially adverse effect on our business operations, or that of our clients, create financial liability, result in regulatory sanction, or generate a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Although we believe that through our third party contractors we maintain an adequate program of information security and controls and any threats that we might have encountered to date have not materially impacted us, the impact of a data security incident could have a materially adverse effect on our business, results of operations and financial condition. In addition, any further security measures we may undertake to address further protections may cause higher operating expenses.

We are also subject to various federal and state laws, rules and regulations relating to the collection, use, transmission and security of personal and business information. In addition, the possession and use of personal information and data in conducting our business subjects us to laws that may require notification to regulators, clients or employees in the event of a privacy breach and may impose liability on us for privacy deficiencies, including but not limited to liability under laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. These laws continue to develop, the number of jurisdictions adopting such laws continues to increase, and these laws may be inconsistent from jurisdiction to jurisdiction. The future enactment of more restrictive laws, rules or regulations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase.

Some of the activities in which our shift workers could become involved include health care information-related responsibilities that could invoke the need for compliance with HIPAA as amended by the HITECH Act. The United States Department of Health and Human Services has issued regulations that establish uniform standards governing the conduct of certain electronic health care transactions and protect the privacy and security of protected health information used or disclosed by health care providers and other covered entities. Three principal regulations with which we are required to comply have been issued in final form under HIPAA: privacy regulations, security regulations, and standards for electronic transactions, which establish standards for common health care transactions. The privacy regulations cover the use and disclosure of protected health information by health care providers. They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a health care provider, including the right to access or amend certain records containing protected health information or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. The HITECH Act, among other things, establishes certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information. These laws contain significant fines and other penalties for wrongful use or disclosure of protected health information. Additionally, to the extent that we submit electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and the HITECH Act, payments to us may be delayed or denied.

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

Our success will depend in part on our ability to protect our proprietary rights and technologies, including those related to our products and services. Protecting our intellectual property rights and combating unlicensed copying and use of our software and other intellectual property is difficult. Except as otherwise noted herein, we have not obtained any formal patent, trademark or similar protection. Our failure to adequately protect our proprietary rights may adversely affect our operations. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use trade secrets or other information that we regard as proprietary. Based on the nature of our business, we may or may not be able to adequately protect our rights through patent, copyright and trademark laws. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. In addition, litigation may be necessary in the future to:

•	Enforce intellectual property rights;

•	Protect our trade secrets;

•	Determine the validity and scope of the rights of others; or

•	Defend against claims of infringement or invalidity.

Any such litigation could result in substantial costs if we are held to have willfully infringed upon another party’s intellectual property, or to expend significant resources to develop non-infringing technology and would divert the attention of management from the implementation of our business strategy. Furthermore, the outcome of any litigation is inherently difficult to predict, and we may not prevail in any litigation in which we become involved.

Software products we use in our business may contain defects which will make it more difficult for us to establish and maintain customers.

We currently use PrismHR software for our payroll processing. We also use MasterTax to process our tax reports and filings, and a host of other software products in the course of conducting our business. Our mobile application, along with the client portal and the ShiftPixy Command Hub, constitute our proprietary software and contain components that are licensed from third parties that constitute public domain software. Our payroll processing software and other software products that we use in our business, including our mobile application, could contain undetected design faults and software errors, or “bugs” that are discovered only after they have been installed and used by a significant number of customers. Any such defect or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These developments could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to supply human resources related services, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that our specialized human resources software and services have yet to gain widespread acceptance in the market, any delays or other problems caused by software bugs would likely have a more detrimental impact on our business than if we were a more established company.

If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced.

If a contract relating to our mission-critical software services, such as that applicable to payroll and payroll tax processing, is terminated or not renewed, and we do not have an effective replacement software, our business and revenues will suffer. Although there are other software vendors we can use, it may take time to negotiate an agreement and make any replacement software operational. Accordingly, if the software agreements that we use in our business are terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced until we locate replacement software and make it operational.

Our systems may be subject to disruptions that could have a materially adverse effect on our business and reputation.

Our business is and will continue to be highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. We may not be successful in preventing the loss of client data, service interruptions or disruptions to our operations from system failures. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition.

Because we store data in the cloud with providers such as Microsoft and Amazon, any disruptions in our ability to access this data or any breach of security concerning this data in the cloud could have a materially adverse effect on our business and reputation.

Our business is and will continue to be highly dependent on data storage in the cloud with providers such as Microsoft and Amazon. These cloud storage systems may fail to operate properly or become disabled. There could also be security breaches of our data stored in the cloud. If there is loss of client data, service interruptions or disruptions to our operations related to our cloud data storage, even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition.

We make significant investments in our software that may not meet our expectations.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

We may not be able to protect our source code from copying in the event of an unauthorized disclosure.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. We take significant measures to protect the secrecy of large portions of our source code. If a significant portion of our source code leaks, we could lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.

Our increasing user traffic, growth in services, and the complexity of our services demand more computing power. We spend substantial amounts to build, purchase, or lease data centers and equipment and to upgrade our technology and network infrastructure to handle more data. These demands continue to increase as we grow our workforce. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient internet connectivity, could diminish the utility or functionality of our products, and adversely impact the quality of our services and user experience, resulting in contractual liability, claims by users and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which could have a materially adverse impact on our operating results and financial condition.

Our software may experience quality or supply problems.

Our software may experience quality or reliability problems. The highly sophisticated software we have been developing may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

We intend to use open source blockchain technology in our technology platform. This technology has been scrutinized by regulatory agencies and therefore we may be impacted by unfavorable regulatory action in one or more jurisdictions.

We intend to use open source blockchain technology as a secure repository for “device reputation” information acquired by our technology platform. Blockchain technologies have been the subject of scrutiny by various regulatory bodies around the world. We could be impacted by one or more regulatory inquiries or actions, including but not limited to restrictions on the use of blockchain technology, which could impede or limit the use of this technology within our product offerings.

We use and leverage open source technology in our technology platform which may create risks of security weaknesses.

Some parts of our technology that we currently use, and that we intend to develop in the future, incorporate (or may incorporate in the future) open-source technology, including the blockchain technology that we intend to use in our technology platform. There is a risk that the development team, or other third parties may, intentionally or unintentionally, introduce weaknesses or bugs into the core infrastructure elements of our technology solutions that interfere with the use of such technology which, in turn, could have a material negative impact on our business and operations.

Risks Relating to Management and Personnel

We depend heavily on Scott W. Absher, our Chief Executive Officer and a director. The loss of his services could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of Scott W. Absher, our Chief Executive Officer and a director. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees in addition to Mr. Absher, this could adversely affect the development and implementation of our business plan and harm our business.

Mr. Absher has limited experience managing a public company, which may inhibit our ability to implement successfully our business plan.

Mr. Absher has limited experience managing a public company, which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. We are endeavoring to comply with all of the various rules and regulations applicable to a public reporting company, including those promulgated by the SEC. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

While in our client engagements we typically arrange for our clients to act as sponsor of employee benefit plans, we also sponsor the benefit plans applicable to their employees. For us to sponsor employee benefit plan offerings for WSEs, we must qualify as an employer for certain purposes under the Code and ERISA. In addition, our status as an employer is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.

Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual’s work. Some factors that the IRS has considered important in the past have included the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work), the financial control and the economic aspects of the relationship, and the intent of the parties, as evidenced by (i) the specific benefit, contract, termination and other similar arrangements between the parties, and (ii) the “on-going” versus “project-oriented” nature of the work to be performed. However, a definitive judicial interpretation of “employer” in the context of  employer relationships such as those in which we engage has not been established. For ERISA purposes, for example, courts have held that test factors relating to ability to control and supervise an individual are less important, while the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. Moreover, when our app is fully functional, the scope of our employer status will increase, changing the legal analysis. Although we believe that we qualify as an employer of WSEs under ERISA, and the U.S. Department of Labor has not provided guidance otherwise, we are not able to predict the outcome of any future regulatory challenge.

If we are not recognized as an employer under the Code or ERISA, we may be required to change the method by which we report and remit payroll taxes to the tax authorities and the method by which we provide, or discontinue providing, certain employee benefits to WSEs, which could have a material adverse effect on our business and results of operations.

We may also need to qualify as an employer of WSEs under state regulations, which govern licensing, certification and registration requirements. Nearly all states have enacted laws and regulations in this regard. While we believe that we qualify as an employer of WSEs under these state regulations, these requirements vary from state to state and change frequently and if we are not able to satisfy existing or future licensing requirements or other applicable regulations of any states, we may be prohibited from doing business in that state.

Lapses in our employee screening process may harm our reputation or relationship with clients, or result in litigation, which may impact our financial condition.

Our business model is dependent on hiring employees who will provide high quality service for our clients. Lapses in our screening process may result in employees being hired who do not meet the standard expected by our clients. This may hurt our relationship with our clients or result in them placing their business elsewhere, which would negatively impact our ability to remain in business. Criminal behavior by our employees resulting from a lapse in our screening process may subject us to litigation from our clients or government regulators, which may also be costly and/or damage our reputation.

We are in the business of providing employees to clients, and there is a risk that we will be sued and/or held liable for claims resulting from actions by or against our employees.

Our WSEs perform their jobs in the workplaces of our clients. Our ability to control the workplace environment of our clients is extremely limited. Further, many WSEs have access to our clients’ information systems and confidential information. Based on our relationship with these WSEs, we incur a risk of liability arising from various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; employment of undocumented immigrants; criminal activity; torts; or other claims. These claims can carry significant financial penalties and damages.

We have not experienced significant claims for damages or losses to date arising from the actions of WSEs. However, there is a risk that we will be subject to such claims in the future and may be held liable even if our contribution to the injury is minimal or absent. We may also be required to indemnify our clients against claims brought against them by or against WSEs. Even if we are successful in defending against these claims, the costs of mounting our defense might be significant and damaging to us. We may incur reputational costs and/or be subject to investigations by public agencies, which could result in associated negative publicity. We may also lose clients as a result of claims against us.

Risks Relating to Regulations and Compliance

Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our marketing plan as well as our reputation, results of operations or financial condition, or have other adverse consequences.

Our business is subject to a wide range of complex laws and regulations. For example, many states regulate entities offering the employment related services such as those offered by us directly or through our subsidiary, ReThink, and require licenses as a prerequisite to operation of such enterprises in their respective jurisdictions. There can be no assurance that either we or our subsidiary, ReThink, will be successful in either securing or maintaining a license or licenses in compliance with a particular state’s laws and regulations. Further, many states require that workers’ compensation policies offered by employment related firms such as ours be managed according to strict rules and/or that unemployment insurance filings be administered according to strict rules.

Failure to comply with such laws and regulations could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.

In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization (“PEO”) and its WSEs may require us to change the manner in which we conduct some aspects of our business.

Changes to the ACA, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our business’s clients and prospects. The repeal or replacement of the ACA, the elimination of employer mandates and similar employer requirements currently imposed by the ACA, and other regulatory changes could in the future reduce our revenues. Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.

Some states require licensure or registration of businesses offering PEO services. While some elements of our service offering overlap with PEO services, we believe that our human capital platform is more in line with a traditional staffing model. However, if we need and are unable to secure registration or licensure of such service offerings in a particular state, our ability to grow that segment of our business in such state would be impaired and could affect our ability to increase our revenues and meet certain customer requirements in such states.

We may be subject to Private Attorney General’s Act (“PAGA”) claims which we may require additional capital to defend.

Our work force currently resides mostly in the State of California. Employment laws in the State of California can be complex and undefined where a co-employment or human capital platform relationship exists, both of which are contemplated to some extent in our current business and our future plans. PAGA allows plaintiffs to bring class action-like lawsuits against employers that can result in substantial costs to defend and can result in large fines for seemingly insignificant or inadvertent clerical errors. As we move more into these areas, the risk will increase that such PAGA claims will be filed and litigated which may result in increased costs to us.

Laws related to the classification of Gig Economy workers are changing, and we may be subject to state and local regulations impacting how we classify our workers.

A significant portion of our business is located in the State of California which recently passed AB-5 relating to the classification of certain gig workers as employees instead of independent contractors. This legislation, to the extent it applied to “app-based drivers”, was repealed by Proposition 22, which restored these drivers to the status of independent contractors. Nevertheless, Proposition 22 also instituted various labor and wage policies that are specific to app-based drivers and their employers that do not apply to other independent contractors, including: (i) minimum wage requirements; (ii) working hours limitations; (iii) requiring companies to pay healthcare subsidies under certain circumstances; and (iv) requiring companies to provide or make available occupational accident insurance and accidental death insurance to their app-based drivers. Other states such as New York and New Jersey, two of our potential markets, are also considering legislation designed to change the status of gig workers from independent contractors to employees, or at least provide some of the wage, hour and benefit guarantees currently provided to traditional employees to gig workers. We anticipate that classification status will continue to be an unsettled area of law for the foreseeable future. Changes in classification can result in a change to various requirements associated with the payment of wages, tax withholding, and the provision of unemployment, health, and other traditional employer-employee related benefits. While we currently classify all WSEs as employees, our business plans potentially include the use of large numbers of independent contractors.

If we are unable to utilize independent contractors, or the cost to use independent contractors becomes more expensive, our future growth opportunities may be limited or reduced. Costs or delays associated with revising our services to account for changes in the status of employees and independent contractors may have a significant impact on our future growth. Changes to the law may impact the desirability or applicability of our business model, which could impact our ability to continue as a going concern.

Financial Market Risks

Our Common Stock is thinly traded, which can cause volatility in its price.

Our Common Stock is listed for trading on the Nasdaq Stock Market, LLC (“Nasdaq”), and is thinly traded. Thinly traded stock can be more susceptible to market volatility. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. Securities markets worldwide experience significant price and volume fluctuations. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

•	a deviation in our results from the expectations of public market analysts and investors;

•	statements by research analysts about our common stock, our company or our industry;

•	changes in market valuations of companies in industries to which our company is compared and market evaluations of our industries in which our company is deemed to be operating generally;

•	actions taken by our competitors;

•	sales or other issuances of common stock by us, our senior officers, directors or other affiliates;

•	trading activity by investment speculators in various securities related to the Company, including trading in call options, put options, or engaging in “short selling”, which may or may not be related to the Company’s actual business condition or operating results; or

•	other general economic, political or market conditions, many of which are beyond our control.

The market price of our Common Stock will also be impacted by our quarterly operating results which can fluctuate from quarter to quarter.

A majority of our common stock is closely held by our founders which may limit a minority shareholder from influencing corporate governance.

Approximately 75.8% of our issued and outstanding common stock is held by one of our founders, Scott W. Absher, our Chief Executive Officer, without giving effect to the potential exercise of outstanding Preferred Options and their conversion into common stock, as discussed below. Mr. Absher and our other founder, Stephen Holmes, are the beneficial owners of approximately 39.1% and 36.9% of our outstanding voting securities, respectively, assuming Mr. Holmes exercises all of his outstanding 11,790,000 Preferred Options, and the preferred stock underlying his Preferred Options is converted into an equal number of shares of our common stock. As majority shareholders, Messrs. Absher and Holmes can continue to possess significant influence and can elect and continue to elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Individual shareholders with a minority stake may have limited influence over shareholder matters.

In addition, as previously disclosed, in September 2016, our founding shareholders, or Option Shareholders, were granted 24,634,550 options to acquire our preferred stock, or Preferred Options. The number of Preferred Options granted was based upon the number of shares held by the Option Shareholders at that time.  The Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock.  Upon the occurrence of the Vensure Asset Sale in January 2020, the Option Shareholders could exercise each Preferred Option to purchase one share of our preferred stock for $0.0001 per share.  Through November 30, 2020, a total of 12,794,220 Preferred Options were exercised and converted into common stock. On June 4, 2020, Scott W. Absher, our Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250.  Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which are subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which are unregistered and subject to a six-month lock up period during which such shares may not be traded on the open market. As of the date of this Form 10-K, the outstanding Preferred Options are exercisable to purchase up to 11,858,560 shares of preferred stock which are convertible into an equal number of shares of our common stock. As stated above, the amount of the Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the Option Shareholders at the time the Preferred Options were issued. Accordingly, in order to confirm the original intent of the granting of up to 50,000,000 Preferred Options to Messrs. Absher and Holmes, at some point in the future we intend to adopt a second grant of Preferred Options granting an additional 12,500,000 Preferred Options to each of Messrs. Absher and Holmes whereby each option permits the holder to acquire one share of our preferred stock for $0.0001 per share. Each share of preferred stock will be convertible into common stock on a one-for-one basis.

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements. During Fiscal 2020, prior to effecting the 1 for 40 reverse stock split in December 2019 that is described elsewhere in this Form 10-K, we were notified by Nasdaq that we were not in compliance with certain of these listing requirements, and that failure to correct these deficiencies would result in delisting. We were able to address Nasdaq’s concerns, and have been assured by Nasdaq that we are currently in full compliance with all of its listing requirements. If we are not able to meet Nasdaq’s listing standards in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, which was in June 2017, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior August 31; and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates, which may result in less investor confidence.

General Risk Factors

Third parties may claim we infringe their intellectual property rights.

From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies and the rapid rate of issuance of new patents. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments to our customers. These outcomes may cause operating margins to decline. Besides money damages, equitable relief is available in some jurisdictions that, if granted, could limit or eliminate our ability to import, market, or sell our products or services that contain infringing technologies.

Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver services successfully may be adversely affected. If we cannot hire additional qualified personnel, we may continue to have internal control weaknesses. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment- related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

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

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, fire, pandemic, (including the COVID-19 pandemic), or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. A significant portion of our research and development activities and certain other essential business operations are located in the Irvine, California area, which is a seismically active region, and the Miami, Florida area, which is subject to extreme seasonal weather events such as hurricanes. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. California has also experienced destructive fires recently. As a result of these fires, power and utilities are occasionally shut off to parts of the State. A fire or risk of fire may result in damage to our facilities, the temporary or permanent shut down of our or our clients’ facilities, disruption to our power supply or utilities, or other disruptions that may harm our ability to conduct business.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or any newly enacted federal tax legislation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal Offices

We lease space for our principal offices at 501 Brickell Key Drive, Suite 300, Miami, FL 33131. Our landlord is Courvoisier Centre, LLC. We began leasing 13,246 square feet on October 1, 2020. The lease term is for eighty-four (84) months, with an expiration date of September 30, 2027.

ShiftPixy Labs

We lease space for ghost kitchens and production facilities associated with ShiftPixy Labs at 4101 NW 25 Street, Miami, FL 33142. Our landlord is Runway 1 LLC. We began leasing 23,500 square feet on November 1, 2020. The lease term is for 64 months, with an expiration date of February 28, 2026.

Other Offices

We lease space primarily to house sales and client support personnel at 1 Venture, Suite 150, Irvine, CA 92618. Our landlord is Olen Commercial Realty Corporation. We began leasing 8,500 square feet on April 15, 2016. In July 2017, we entered into a second lease for 2,713 square feet of expansion space in the same building. In May 2019, we entered into a third lease for 1,261 square feet. We extended the term on the first two leases at the time we executed the third lease. The landlord, lease term, and an expiration date of June 30, 2022 are the same for all three leases.

We consider that these spaces and arrangements are sufficient for our current needs, although as we expand existing operations or open other offices in other cities, we will need to secure leases in those cities as well.

Item 3. Legal Proceedings

Convertible Note Related Litigation

During Fiscal 2019, three of the Company’s note holders at that time filed legal complaints. During Fiscal 2020, all Convertible Note related litigation was resolved as follows:

Alpha Capital v. ShiftPixy, Inc.

On July 3, 2019, the Company was served with a complaint filed by Alpha Capital Anstalt (“Alpha”) in the United States District Court, Southern District of New York, alleging breach of contract for refusing to honor the conversion of a convertible note for $310,000 submitted on June 20, 2019. (As of that date, the Company had convertible notes outstanding with Alpha for approximately $1.7 million, consisting of (i) $0.3 million of 8% Senior Secured Convertible Notes we issued on June 4, 2018 (the “June 2018 Notes”), (ii) $0.2 million of 8% Senior Secured Convertible Notes we issued pursuant to a Limited Settlement Agreement and Mutual Release, dated December 20, 2018, with certain holders of the June 2018 Notes (the “December 2018 Notes”), and (iii) $1.2 million of our Convertible Notes issued on March 12, 2019 (the “March 2019 Notes”)). Alpha sought a mandatory injunction requiring the Company to issue 25,000 shares of common stock, damages for the claimed breaches, and attorneys’ fees. In August 2019, the court denied Alpha’s motion for a preliminary injunction but granted its motion for accelerated discovery, which was completed in September 2019. In January 2020, Alpha was awarded a judgment for $500,000, consisting of the $310,000 outstanding principal balance of notes, $190,000 of damages, and was also awarded accrued interest of $51,000. On January 16, 2020 Alpha converted all remaining June 2018 Note and December 2018 Note balances into our common stock, valued at  $12.20 per share. On January 20, 2020, the Company paid the damages award, including interest, in cash and resolved the litigation, which was dismissed with prejudice.

Dominion Capital LLC v. ShiftPixy, Inc.

On July 18, 2019, the Company was served with a complaint filed by Dominion Capital LLC (“Dominion”) in the United States District Court, Southern District of New York, alleging breach of contract for refusing to honor the conversion of certain convertible notes. Dominion sought injunctive relief prohibiting the Company from engaging in any buyback of its common stock, asserted claims for breach of contract on the June 2018 Notes, the December 2018 Notes, and the March 2019 Notes, and sought a declaratory judgment. In August 2019, the court denied Dominion’s motion for a preliminary injunction but granted its motion for accelerated discovery, which was completed in September 2019. On January 22, 2020, the Company settled all claims through the repayment of all remaining outstanding notes and cancellation of all related warrants through the issuance of 83,593 shares of ShiftPixy common stock and payment in cash of $1,322,000. Pursuant to this settlement, the litigation was dismissed with prejudice.

MEF I, LP v. ShiftPixy, Inc.

On August 27, 2019, MEF I, LP (“MEF”) filed a complaint in the United States District Court, Southern District of New York, seeking monetary relief of $2.1 million and to appoint itself as receiver of the Company. (As of that date, the Company had convertible notes outstanding to MEF of approximately $0.7 million face value, consisting of approximately $0.5 million and $0.2 million for the June 2018 Notes and the December 2018 Notes, respectively). On January 17, 2020, the Company and MEF consummated a settlement whereby the Company paid MEF $725,000 in cash and 20,000 shares of ShiftPixy common stock, in return for which MEF agreed to the cancellation of the outstanding June 2018 Warrants payable to it and dismissal of the litigation with prejudice.

Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Form 10-K, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima refused to continue development work, denied us access to developed software, and refuses to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counterclaims for breach of contract and fraud. Discovery is underway, and a trial date has not been set.

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

Radaro Litigation

On July 9, 2020, we were served with a complaint filed by one of our former software vendors, Radaro Inc., in the United States District Court for the Central District of California, alleging damages arising from claims sounding in breach of contract and fraud. By Order filed October 21, 2020, the Court dismissed plaintiff’s claims for fraud and for punitive damages, with leave to replead. The Company denies plaintiff’s claims and is defending the lawsuit vigorously. Discovery is underway, and the Court has set a trial date of March 1, 2022.

Diamond Litigation

On September 8, 2020, a former financial advisor to the Company filed a Complaint in the United States District Court, Southern District of New York, naming the Company and one of its officers as defendants. The Complaint asserts multiple causes of action, all of which stem from plaintiff’s claim that he is entitled to compensation from the Company, in the form of warrants to purchase ShiftPixy common stock, based upon a prior agreement to provide financial advisory services to the Company in connection with a prior transaction. The Company and the named officer deny the plaintiff’s allegations and have moved to dismiss plaintiff’s complaint in its entirety.

In addition, from time to time, we may become involved in various other claims and legal proceedings. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Nevertheless, regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock was listed for trading on Nasdaq on June 28, 2017, under the symbol “PIXY.”

The table below sets forth the high and low closing sales prices of our common stock on Nasdaq for the periods indicated, after giving retroactive effect to the reverse stock split discussed below.

2020	High	Low
First Quarter	$20.00	$9.56
Second Quarter	19.25	7.22
Third Quarter	9.69	3.92
Fourth Quarter	6.16	3.44

2019
First Quarter	$176.80	$110.8
Second Quarter	105.20	48.00
Third Quarter	68.00	18.08
Fourth Quarter	29.32	15.04

Number of Equity Security Holders

As of November 30, 2020, the Company had 23 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

Sale of Unregistered Securities

Stock Option / Stock Issuance Plan

In March 2017, we adopted our 2017 Stock Option/Stock Issuance Plan (the “2017 Plan”). The 2017 Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and common stock. We have reserved, subject to shareholder approval, a total of 3,000,000 shares of common stock for issuance under the 2017 Plan. Of these shares, 1,398,740 shares have been designated by our board of directors for issuance through August 31, 2020, including shares issuable between July 1, 2020 and August 31, 2020, contingent upon shareholder approval. Approximately 149,000 of the options have been forfeited and returned to the option pool under the 2017 Plan as a consequence of employment terminations. Of the shares designated, 1,357,137 represent options subject to shareholder approval and are not exercisable. Of the remaining 41,603 options, unless the Plan Administrator under the 2017 Plan determines otherwise, each of these options is immediately exercisable and the shares subject to such option will vest pursuant to each grant notice.

On July 1, 2020, our board of directors unanimously approved an increase in the number of shares of common stock issuable under our 2017 Plan from 250,000 to 3,000,000, subject to approval by a majority of our shareholders no later than the next regularly scheduled annual shareholders meeting. Between July 1, 2020 and August 31, 2020 our board of directors approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,506,096 shares of our common stock at a weighted average exercise price of $5.31 per share, which was the closing price of our common stock as reported by Nasdaq at the close of trading on the grant date. Of the options awarded, 1,250,000 are designated as “incentive stock options”, and 280,159 are designated as “non-qualifying” or “non-statutory” options under the Code. These options have a 10-year life and will vest over time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal quarterly installments over the next 12 quarters of service. Between July 1, 2020 and August 31, 2020, 148,959 of the options awarded on, or subsequent to July 1, 2020 were cancelled.

Recent Sales of Unregistered Securities

On December 5, 2019 we issued 21,750 shares of common stock to CVI Investments, Inc., pursuant to that certain Exchange Agreement dated December 5, 2019.

On January 8, 2020 we issued 27,178 shares of common stock to Alpha Capital Anstalt pursuant to conversions of the June 2018 Notes held by Alpha.

On January 9, 2020 we issued 24,049 shares of common stock to CVI Investments, Inc., pursuant to conversions of the December 2018 Notes and March 2019 Notes held by CVI.

On January 14, 2020 we issued 12,915 shares of common stock to Osher Capital Partners LLC pursuant to the conversion of March 2019 Notes held by Osher.

On January 17, 2020 we issued 18,033 shares of common stock to Alpha Capital Anstalt pursuant to the conversion of December 2018 Notes held by Alpha.

On January 17, 2020 we issued 20,000 shares of common stock to MEF I, LP pursuant to the conversion of June 2018 Notes held by MEF.

On January 22, 2020 we issued 83,543 shares of common stock to Dominion Capital, LLC, pursuant to that certain Settlement Agreement and Mutual Release, dated January 22, 2020.

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature risky, and are subject to uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. For a more detailed discussion of the inclusion of forward-looking statements in this Form 10-K, please refer to the discussion, above, entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION.”

Overview

Our current business, and the primary source of our revenues to date, has been under a traditional staffing services business model. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, including the light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for WSEs (or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the fiscal year ended August 31, 2020, including our discontinued operations related to the Vensure Asset Sale described below, we processed approximately $186 million of payroll billings. Accounting for and excluding these discontinued operations, our total processed billings exceeded $65 million. For our continuing operations, we observed recurring and new client wage billings growth for the first half of Fiscal 2020, followed by a significant decline beginning in March 2020. For existing clients at February 29, 2020, we experienced a May 2020 quarterly billings decrease of approximately 27% due to the COVID-19 pandemic, or approximately $3.9 million, of which $0.6 million was attributable to clients that have not reopened to date, and $3.3 million to clients whose operations have been largely ongoing throughout the pandemic. We benefited from a QSR client mix that has been able to adapt towards takeout, delivery, and outside or limited inside dining, particularly in Southern California, where most of our clients are located and the weather and climate are more favorable to “distanced dining” than other regions of the country. We recovered approximately $1.8 million in billings during the quarter ended August 31, 2020, representing more than 50% of the billings lost due primarily to the pandemic during the prior fiscal quarter. We were also successful in acquiring new customers during the second half of Fiscal 2020, adding 26 new clients that resulted in $3.8 million of additional billings during the period. Included among these new customers is a nurse staffing company that we acquired as a client in July 2020, which we expect to generate significantly greater billings per WSE than our food industry clients given the higher wages earned by nurses compared to restaurant workers.

We expect to continue to experience significant customer growth based on the adoption of our technology, which we believe provides a significant value proposition to existing and potential clients. However, we have experienced approximately $32 million of operating losses over the past two fiscal years as we have invested in both our technology solutions as well as the back-office operations required to service a large employee base under a traditional staffing model.

For most of Fiscal 2020, our primary focus was on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates. We also entered the healthcare staffing industry late in the fiscal year. We believe that these industries will be better served by our HRIS technology platform and related mobile application which provide payroll and human resources tracking for our clients and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market and account for approximately 78.2% of our gross billings during Fiscal 2020. Washington, New Mexico and Pennsylvania represented our other significant markets, reflecting approximately 11.6%, 2.5% and 2%, of our total revenues, respectively. The other locations have not yet had a material impact on our revenue.

All of our clients enter into service agreements with us or our wholly owned subsidiary, ReThink.

Significant Developments in 2020

Offices Update

In August 2020, we signed a lease to relocate our headquarters to Miami, Florida, with occupancy beginning in October 2020. Our administrative, marketing and East Coast sales and customer support staffs have already begun operating from the Miami facility. We intend to maintain offices in California primarily for use by our research and development team and our West Coast sales and customer support.

We also signed a lease in October 2020, for space in Miami, Florida, to house our ghost kitchens and production facilities associated with ShiftPixy Labs. We are currently in the process of building out this space, and expect to commence operations there during the second quarter of Fiscal 2021.

Software Development

We believe that our HRIS platform and the related mobile application functionality that we are developing will be key differentiators and drivers of our low-cost customer acquisition strategy. As such, we have invested heavily in our HRIS platform over the past four years.

The heart of ShiftPixy’s employment services solutions is a technology platform, including a mobile app, through which ShiftPixy employees (and in the future, shifters not currently in our ecosystem) will be able to find available shifts at ShiftPixy client locations, solving a problem of finding available shifts for both the shifters looking for additional shifts when they want to work and businesses looking to fill open shifts.

A key element of our software development involves using ShiftPixy’s blockchain ledger to process and record our critical Peer-to-Peer (“P2P”) connections. While not necessarily a new development, we note that we intend to use blockchain technology in an effort to keep our data secure. Any data considered to be a human capital validation point or part of the hiring and onboarding process will be utilized and recorded in ShiftPixy’s blockchain ledger. For example, we expect the employee I-9 verification process—one of the most stringent, rigorous, and penalty-laden compliance procedures – to be positively impacted by blockchain utilization of biometric authentication and automatic verification of I-9 data, removing human error in the process of screening for fraudulent information. Verification of that data on the blockchain will allow both employers and auditing agencies to confidently validate additional criteria such as employment dates, and candidates’ background (i.e. education, references, certifications, etc.), and share the verification status directly on multiple distributed sources within the blockchain, further underscoring the trust and accuracy of candidates’ information and corporate compliance.

Future implementation of blockchain technology within ShiftPixy’s technological ecosystem is anticipated to include the extended applications for payroll and real-time payments, and utilizing smart contracts for employment contracts, which will facilitate the performance of credible, trackable, and irreversible transactions without third parties. For purposes of clarification, we note that ShiftPixy has never, does not now and will never use its blockchain technology in any form of cryptocurrency or cryptocurrency related application.

Our mobile app is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are using the multilingual onboarding feature of our software, which enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the ShiftPixy Ecosystem. This multilingual feature will allow us to move faster into outside markets and will reduce the time and cost to bring new WSEs into our HRIS ecosystem.

Once fully implemented, our new employees will no longer be required to fill out the typical burdensome pile of new employee paperwork. By leveraging artificial intelligence capabilities, new hires will be guided by a conversation with a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way. Following completion of the questions, applicable onboarding paperwork will be prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the app as well.

We are currently in the early implementation stage of several key pieces of functionality. First is the scheduling component of our software, which is designed to enable each client worksite to schedule workers and to identify shift gaps that need to be filled. We leverage artificial intelligence to maintain schedules and fulfillment, using an active methodology to engage and move people to action. Second, we are continuing to implement the “delivery features” of our mobile platform, which we began rolling out to our clients on a test basis during the fourth calendar quarter of 2019, and which is described in more detail below. Third is the implementation our shift intermediation functionality, which is designed to enable our shift workers to receive information regarding and to accept available shift work opportunities.

We believe that our technology and approach to human capital management provides the Company a unique window into the daily demands of QSR operators, and the ability to extend our technology and engagement to enable this unique self-delivery proposition. ShiftPixy’s new driver management layer for operators in the ShiftPixy ecosystem will allow clients to use their own team members to deliver a brand intended customer experience and retain customer data as well as retain profit currently absorbed by third party delivery platforms. ShiftPixy has taken the compliance, management and insurance issues related to the support of a delivery option and created a turnkey self-delivery opportunity. This will allow our clients to enjoy the income growth from delivery and preserve their customer experience and their brand. We are currently implementing features that we believe will enhance the capability of our mobile application to track and manage the delivery process. The enhanced features will include “micro metering” of essential commercial insurance coverages required by our operator clients -- primarily workers’ compensation and auto coverages -- on a delivery-by-delivery basis.

Prior to March 2019, we primarily used turnkey contract software development firms to build the software code, mobile application, and license integrations required to build the functional solution, with our internal personnel maintaining principally an oversight role. Beginning in March 2019, we hired and assembled an internal development team for cost-cutting and for better feature and implementation control. Our development team was fully in place by August 2019 and focused on delivering a version of our mobile app and software solution using a combination of third-party licensed software and internally developed software.

We began building our internal software development team and transitioned away from our former software development vendor to expedite our technology deployment. The tardy delivery of the user features from our previous software development vendor and related on-going litigation slowed the pace of our growth. We believe that the completion of our technology and the deployment of these features will further accelerate our growth. We launched version 2.0 of our mobile app and enhanced user features, including onboarding, scheduling and driver management, during the fourth calendar quarter of 2019. We believe that the continuing release and update of these features will further accelerate the growth of our business and move us closer to our financial breakeven point.  During the fourth quarter of Fiscal 2020, we evaluated the software developed by our former software development vendor for impairment.  We identified approximately $3.5 million of capitalized software that we now believe to be impaired based upon our analysis, particularly in light of the procedural posture and status of the litigation surrounding much of this software, as well as the state of the replacement user features developed over the last two years.  Accordingly, we reduced the carrying value of the software to $0 and recorded a corresponding $3.5 million charge to earnings in the fourth quarter of Fiscal 2020.

We continued our software development internally during the first half of Fiscal 2020 primarily through feature enhancements such as delivery, scheduling, and onboarding functionality improvement, and better integration and more seamless process flow improvements. We believe that this has resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling. Our software development during the second half of Fiscal 2020 continued to focus on enhanced delivery and intermediation functionality but was disrupted due to inefficiencies caused by the COVID-19 lockdown, impacting personnel located in our Irvine, CA offices as well as our external development teams.

From inception of the project in 2017 through August 31, 2020, we spent approximately $20.7 million, consisting of outsourced research and development, IT related expenses, development contractors and employee costs, as well as marketing spending consisting of advertising, trade shows, and personnel costs. The following table shows the technology and marketing spending for each year ended August 31:

Development spending (in $ millions)	2020	2019		2018	2017
Contract development and licenses	$2.3		$2.2	$6.6	$2.7
Internal personnel costs	1.9		1.1	0.2	-
Total Development spending	$4.2		$3.3	$6.8	$2.7

Marketing spending
Advertising and Outside Marketing	$0.6		$1.2	$0.5	$0.3
Internal personnel costs	0.4		0.4	0.2	0.1
Subtotal, Marketing costs	$1.0		$1.6	$0.7	$0.4
Total, HRIS platform and mobile application spending	$5.2		$4.9	$7.5	$3.1

Cumulative Investment	$20.7	$
Portion of investment capitalized as fixed assets	$3.7	$
Portion of investment expensed	$17.0	$

We capitalized no development spending into fixed assets for the year ended August 31, 2020, since the development activities related to our intermediation software, as defined by GAAP, was reached during the Fall of 2020. For the years ended August 31, 2019 and 2018, we capitalized $0.9 million and $2.8 million, respectively, of contract development spending into fixed assets.

Vensure Asset Sale

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, pursuant to which we assigned client contracts representing approximately 70% of our billable clients and 88% of our quarterly revenue as of November 30, 2019, (including 100% of our existing PEO business effective as of December 31, 2019), and transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. (This transaction is described throughout this Form 10-K as the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which we received $9.7 million at closing, with $9.5 million to be paid out in equal monthly installments over the next four years after certain transaction conditions are met, primarily consisting of a minimum level of gross wages generated from the transferred business subject to adjustments for working capital transfers. During the remainder of Fiscal 2020 following the Vensure Asset Sale, we estimated $2.6 million of working capital adjustments, consisting of approximately $0.1 million of working capital adjustments and $2.5 million of constructive payments, which we recorded collectively as a decrease in the note receivable. Further, based on information available to us as of the date of this Form 10-K, our preliminary analysis has identified a potential differential from the gross wage guarantee which, if accurate, would result in a further reduction of the gross proceeds and resulting note receivable of approximately $1.4 million. While this analysis is subject to revision based upon new information and further analysis, we have recorded a reserve in this amount to reflect the estimated fair value of the future payment stream of the note receivable.

The terms of the Vensure Asset Sale provided for a 90-day settlement period for the reconciliation of various contract assets and liabilities. Due to disruptions arising from COVID-19, the settlement period has been informally extended and we have applied approximately $2.5 million of constructive payments against the Note Receivable in accordance with the agreement. We will not begin to receive any additional proceeds until the reconciliation process has been completed, which we expect to occur during the first half of Fiscal 2021.

Following the Vensure Asset Sale, our client count, client site count, and billed WSE count decreased by approximately 85% from pre-Vensure Asset Sale metrics. On a comparative basis from May 31, 2019 to February 29, 2020 (our last reporting period before the COVID-19 pandemic materially impacted our business operations), our continuing and remaining client count increased from 35 to 83 customers, representing approximately 250 client locations, and our billed WSEs increased from an average of 1,600 to 3,100 at the end of February 2020. The quarter ended February 29, 2020 represented an annualized growth rate of over 100% for both clients and WSEs since November 30, 2019, for the business retained following the Vensure Asset Sale. All revenues generated by clients that we transferred to Vensure have been classified as discontinued operations in the financial statements accompanying this Form 10-K.

Revised Customer Focus

Beginning in calendar 2019, we refocused our sales efforts towards clients that were better suited to take advantage of our HRIS and mobile application benefits, including the functions we believe will result in additional revenues and gross margins, and carry a reduced cost both from our internal customer support team and from sales commissions. We hired additional internal sales personnel to focus on those client opportunities, and we are moving away from our prior sales model, which utilized highly commissioned sales personnel paid on a recurring percentage of customer billings. Those newly hired internal sales personnel were fully trained in September 2019 and their efforts began to bear positive results shortly thereafter, resulting in customer wins and onboarding throughout Fiscal 2020. As described below in more detail, although we believe that our focus on clients that will benefit most significantly from our HRIS solution reflects an improvement to our business model that will yield positive results, the migration away from our traditional base of light industrial clients towards QSR or “food” clients resulted in declines in gross billings and revenue from Fiscal 2019 to Fiscal 2020, due in material part to lower billings per food WSE and the overall impact of the COVID-19 pandemic.

We believe our new sales model is better suited to incentivize our sales and marketing personnel to acquire those customers that benefit from the HRIS value proposition and will result in both increased revenues and profitability. We also reviewed our legacy customers after this refocus, as well as during the due diligence process for the Vensure Asset Sale that closed in January 2020 and identified those customers with limited potential to benefit from our “up-sell” HRIS model. Those customers that did not fit our revised profile were primarily selected to be included in the Vensure Asset Sale assignment.

Our mobile app is one of the key software components of our mobile platform and, together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are currently using the onboarding feature of our software, which enables us to capture all application process-related data regarding our assigned employees, while introducing and integrating them into the ShiftPixy Ecosystem. Most of our new employees are no longer required to fill out the burdensome pile of typical onboarding paperwork. By leveraging advanced algorithmic capabilities, new hires are guided through the onboarding process by a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way.

Under certain licensing agreements, we launched version 2.0 of our mobile app and certain enhanced user features (including onboarding and scheduling) during the fourth calendar quarter of 2019, with all such user features as well as the driver management function provided to selected customers on a test basis. The development team used the experience from these real-world test cases to further enhance the process flows, usability, and user experience for the mobile app and accompanying desktop application software during the second quarter of Fiscal 2020. Our technology platform in its current form has been rolled out to our clients as of the date of this Form 10-K, although we continue to add features and address various issues in an effort to improve functionality. We did not charge for the delivery or scheduling functionality during Fiscal 2020. We are currently evaluating and optimizing these tools to better monetize the technology platform.

Successful Resolution of Nasdaq Delisting Notice

On June 6, 2019, we received two letters from the Listing Qualifications Associate Director of Nasdaq notifying us of our failure to meet the listing rules of Nasdaq. The first letter noted that our common stock had failed to maintain a minimum bid price of $1.00 per share for the prior 30 consecutive business days. The letter provided us an additional 180 calendar days to regain compliance. The second letter noted that we had failed to maintain any of the following listing requirements: i) a minimum market value of listed securities of $35 million for the prior 30 consecutive business days, ii) a minimum shareholders’ equity of $2.5 million, or iii) $0.5 million of income from continuing operations. The letter provided us an additional 180 calendar days to regain compliance by satisfying any of these three criteria.

On December 4, 2019, we received a letter from Nasdaq notifying us of its intent to schedule our securities for delisting at the opening of business on December 13, 2019, as well as its intent to file a Form 25-NSE with the SEC, subject to our right to file an appeal and present a compliance plan at a hearing in front of the Nasdaq Hearings Panel. We requested a hearing and received a letter from Nasdaq on December 10, 2019, notifying us that a hearing had been scheduled for January 23, 2020.

On December 17, 2019, we received a letter from Nasdaq stating that the Company no longer met the minimum of 500,000 publicly held shares. Between January 1, 2020 and March 23, 2020, we issued sufficient shares to satisfy this minimum requirement.

We provided a response to Nasdaq on January 13, 2020, advising it of our plans to regain compliance, including pro forma calculations of our minimum shareholders’ equity in excess of $2.5 million due to the Vensure Asset Sale and our expected convertible note settlements and conversions, which occurred later in January 2020. The Nasdaq hearing referred to above was conducted on January 23, 2020, where we presented our plans to regain compliance. In April 2020, Nasdaq notified us by telephone that our January 2020 transactions satisfied the minimum shareholders’ equity requirement and directed us to document this result by filing a Current Report on Form 8-K, which we did. The Company received a formal notice from Nasdaq on May 7, 2020, that we were in compliance with all listing requirements, and that the matter has been closed.

Financing Activities

During the year ended August 31, 2020, and through October 31, 2020, the Company successfully recapitalized through a combination of a $13.3 million underwritten public offering in May 2020, a $12 million public offering in October 2020, and settlement, repayment, or conversion of all convertible notes. As of August 31, 2020, we had no convertible debt and no options or warrants outstanding that carry dilutive provisions.

October 2020 Public Offering

On October 8, 2020, the Company entered into an underwriting agreement (the “October Underwriting Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), in connection with a public offering (the “October 2020 Offering”) of an aggregate of (i) 4,000,000 shares of our common stock and (ii) warrants to purchase 2,300,000 shares of common stock (the “October 2020 Common Warrants”), which included the partial exercise of A.G.P.’s over-allotment option to purchase 300,000 additional October 2020 Common Warrants.

Each share of common stock was sold together with an October 2020 Common Warrant as a fixed combination, with each share of common stock sold being accompanied by an October 2020 Common Warrant to purchase 0.5 shares of common stock. Each share of common stock and accompanying October 2020 Common Warrant was sold at a price to the public of $3.00. The October 2020 Common Warrants were immediately exercisable, will expire on October 13, 2025, and have an exercise price of $3.30 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.

The October 2020 Offering closed on October 14, 2020, yielding gross proceeds to the Company of approximately $12.0 million, prior to deducting $1.4 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, the Company, upon closing of the Offering, issued to A.G.P. warrants to purchase up to 200,000 shares of common stock (the “October Underwriter Warrants”), which is equal to 5.0% of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $3.30, which is 110% of the public offering price per share.

May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement with A.G.P. (the “May Underwriting Agreement”) in connection with the May 2020 Offering of an aggregate of (i) 1,898,850 shares of our common stock, (ii) Pre-Funded Warrants to purchase 323,310 shares of common stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase 1,277,580 shares of common stock (the “May 2020 Common Warrants”), which included the partial exercise of A.G.P.’s over-allotment option to purchase 166,500 additional May 2020 Common Warrants.

Each share of common stock and Pre-Funded Warrant sold in the May 2020 Offering was sold together with a May 2020 Common Warrant as a fixed combination, with each share of common stock and Pre-Funded Warrant sold being accompanied by a May 2020 Common Warrant to purchase 0.5 shares of common stock. Each share of common stock and accompanying May 2020 Common Warrant was sold at a price to the public of $5.40, and each Pre-Funded Warrant and accompanying May 2020 Common Warrant was sold at a price to the public of $5.399. The May 2020 Common Warrants were immediately exercisable and will expire on May 26, 2025 and have an exercise price of $5.40 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.

We closed the May 2020 Offering on May 26, 2020, which yielded gross proceeds to the Company of approximately $12.0 million, prior to deducting $1.7 million of costs consisting of underwriting discounts and commissions and offering expenses payable by us, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional May 2020 Common Warrants. All Pre-Funded Warrants issued or issuable were exercised on the closing date of May 26, 2020.

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

Convertible Note Settlements, Amendments, and Related Litigation Settlements and Resolution

During Fiscal 2020, the Company settled, converted, or repaid all of the $6.8 million of convertible note principal outstanding as of August 31, 2019, and resolved all related litigation, as follows:

March 2019 Note Exchange

On December 5, 2019, we entered into an exchange agreement with the holder of a majority of our March 2019 Notes. The exchange agreement and the related revised March 2019 note agreement revised the conversion price to $40.00 per share, extended the term of the March 2019 Notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020, and removed certain anti-dilution terms of the related warrants issued in March 2019 (the “March 2019 Warrants”). The holder also exchanged $222,000 of December 2018 Notes by extending the term to coincide with the revised term of the March 2019 Notes and the revised amortization schedule. We agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange.

January 2020 Convertible Note Litigation Settlements

In January 2020, we settled or resolved all of our convertible note litigation as follows:

•

In January 2020, one of the noteholders, Alpha, secured a judgment against the Company of $500,000 plus accrued interest of $51,000, representing the March 2019 Note principal of $310,000 plus $190,000 of damages. We satisfied the judgment and resolved the litigation by satisfying Alpha’s remaining balance of the June 2018 Notes and December 2018 Notes through the issuance of 45,211 shares of common stock and making a cash payment of $190,000.

•

On January 17, 2020, the Company settled all claims with MEF and repaid all note principal remaining, accrued damages, and accrued interest by satisfying the remaining balance of the June 2018 Notes through the issuance of 20,000 shares of our common stock and a cash payment of $725,000.

•	On January 22, 2020, we settled all claims with Dominion and repaid all note principal remaining, accrued damages, and accrued interest by satisfying the remaining balance of the $472,000 note principal and $849,000 of outstanding interest and default penalties through the issuance of 83,593 shares of ShiftPixy common stock and payment in cash of $1,322,000.

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

Between March 23, 2020 and March 24, 2020, we amended or exchanged all remaining convertible notes payable and eliminated all remaining warrants with dilutive protection as follows:

•	On March 23, 2020, we entered into the Amendment and Exchange Agreements with certain institutional investors, (the “Amended and Restated Notes”), pursuant to which we amended and restated certain existing March 2019 Notes, including the capitalization of $59,000 of accrued default interest, and issued (i) convertible notes in an aggregate principal amount of $167,000 convertible into shares of common stock at a conversion price of $9.20 per share of common stock (the “Exchange Notes”); (ii) warrants to purchase an aggregate of 162,950 shares of common stock at an exercise price of $10.17 per share of common stock (the “Exchange Warrants”); and (iii) an aggregate of 82,654 shares of common stock.

•

On March 23, 2020, we entered into an Amendment and Exchange Agreement with Alpha pursuant to which we (a) issued to Alpha an Amended and Restated Note in an aggregate principal amount of $723,000, including capitalization of $51,000 of accrued default interest, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Alpha, issued to Alpha (i) 66,123 shares of common stock, (ii) March 2020 Exchange Warrants to purchase 130,360 shares of common stock, and (iii) a March 2020 Exchange Note in an aggregate principal amount of $145,000.

•

On March 23, 2020, we entered into an Amendment and Exchange Agreement with Osher Capital Partners LLC (“Osher”) pursuant to which we (a) issued to Osher an Amended and Restated Note in an aggregate principal amount of $108,000, including the capitalization of $8,000 of accrued default interest and (b) in exchange for outstanding warrants to purchase shares of common stock held by Osher, issued to Osher (i) 16,531 shares of common stock, (ii) an exchange warrant to purchase 32,590 shares of common stock (the “March 2020 Osher Exchange Warrant”), and (iii) an exchange note in an aggregate principal amount of $22,000 (the “March 2020 Osher Exchange Note”).

•	On March 24, 2020, we entered into an Exchange Agreement (the “Exchange Agreement” and, together with the Amendment and Exchange Agreements, the “March 2020 Agreements”) with CVI Investments, Inc. (“CVI”), pursuant to which CVI exchanged its outstanding senior convertible note due 2022 for (i) a warrant to purchase 260,719 shares of common stock (the “CVI Exchange Warrant” and, together with the Exchange Warrants the “March 2020 Exchange Warrants”) and (b) a senior convertible note in an aggregate principal amount of $1,829,000 convertible into shares of common stock at a conversion price of $9.20 per share (the “CVI Exchange Note”, and together with the Exchange Notes, the “March 2020 Exchange Notes”).

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

April and May 2020 Conversions

On April 15, 2020, CVI converted its remaining $1,829,000 notes outstanding into 198,756 shares of common stock.

On May 22, 2020, Alpha and Osher converted their remaining $997,000 notes outstanding into 108,321 shares of common stock.

The April and May 2020 conversions represented the remaining principal outstanding and accelerated the unamortized note discount, resulting in a loss on conversion of $2.4 million, which we recorded in the third quarter of Fiscal 2020.

Performance Highlights

All figures below represent the continuing operations of the Company after segregating the operations of the assets sold to Vensure pursuant to the Vensure Asset Sale.

Year ended August 31, 2020 vs. 2019

•	Served approximately 80 clients and co-employed an average of 3,100 WSEs, a 40.9% increase in WSEs compared to the same period in Fiscal 2019, and ended the year with over 3,200 billable WSEs generating an average gross profit per WSE of approximately $300 per year.

•	Processed over $65 million in gross billings from continuing operations, representing a decrease of 10.7% from Fiscal 2019. Our Fiscal 2020 continuing operations include primarily food and restaurant workers for QSRs, while Fiscal 2019 included multiple customers in the light industrial vertical markets that typically have a higher average annual wage base. Beginning in calendar 2019, we refocused our customer acquisition and retention efforts toward building our QSR client base, whom we believe to be better situated to take advantage of our HRIS platform than our traditional light industrial clients, which negatively impacted our Fiscal 2020 billings. For further information, please refer to our discussion contained in the section entitled “Non-GAAP Financial Measures”, below.

Our financial performance for the year ended August 31, 2020, compared to the year ended August 31, 2019, included the following:

Revenues decreased 17.3% to $8.6 million, mainly resulting from the net effect of servicing an increased number of WSEs in the QSR industry, which was offset by lower billings from higher wage base light industrial customers that were either terminated or transferred as of January 1, 2020, and therefore were either reclassified to discontinued operations, or continued to be classified within continuing operations, but were terminated prior to Fiscal 2020 and did not recur. Food related revenues increased by approximately $3.1 million and light industrial related revenues decreased by $5.0 million.

Gross Profit decreased 50% to $1.0 million, due primarily to decreased revenues, a reduction in tax-related gross profit, and increased workers’ compensation costs associated with COVID-19.

Operating expenses increased by 29.0% to $22.5 million in the year ended August 31, 2020, from $17.5 million in the year ended August 31, 2019. Payroll related costs increased due to the increase in the average corporate employees and an increase in average headcount costs due to the hiring of our in-house software development team which was in place in the fourth quarter of Fiscal 2019. Stock-based compensation increased due to the acceleration of the vesting of the options granted to employees transferred to Vensure as part of the Vensure Asset Sale. Professional fees decreased due to reduced litigation and legal settlements concluded for the convertible note litigation. Software development increased, even though we increased our in-house software development capabilities, as we continued to rely on significant outsourcing to augment and accelerate our software development efforts. The Company also recorded an impairment charge of approximately $3.5 million during Fiscal 2020 primarily as a result of its evaluation of the progress and procedural status of ongoing litigation with its former vendor. Depreciation increased as we incurred a one-time $0.5 million charge for paid license fees. General and Administrative Expenses (“G&A”) decreased due to reduced marketing spending included in G&A and non-recurring penalties for payroll taxes related to penalties from the March 2019 tax quarter.

Operating loss increased by $6.0 million or 38.7% due to a decrease in gross margins by $1.0 million and an increase of $5.0 million of operating expenses.

Other expense increased to $68.9 million resulting from the expense related to Preferred Options issued to our founders with value assigned of $62.1 million in March 2020, along with the combined interest expense, loss from debt conversion, inducement loss, and loss on debt extinguishment, offset by gains from the change in fair value of derivatives and the gain on convertible note penalties accrual, all of which is related to the settlement of our convertible notes related to our June 2018 financing and March 2019 financing, and all of which was resolved by March 2020.

Income (Loss) from discontinued operations represents the operations of the business sold to Vensure pursuant to the Vensure Asset Sale. Income (Loss) from discontinued operations increased to a $0.6 million loss in Fiscal 2020, representing four months of operations and additional workers’ compensation accruals at close compared to income of $6 million in Fiscal 2019, which consists of a full year of approximately 90% of the gross profit of the business sold for the Fiscal 2019 period.

Gain on sale of assets represents the gain on the Vensure Asset Sale that closed in January 2020, after the close of Fiscal 2019.

Net Loss increased to $75.3 million or $4.13 per share, from $18.1 million or $22.11 per share.

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with generally accepted accounting principles (“GAAP”), we monitor other non-GAAP measures that we use to manage our business, make planning decisions and allocate resources. These key financial measures provide an additional view of our operational performance over the long term and provide useful information that we use to maintain and grow our business. The presentation of these non-GAAP financial measures is used to enhance our understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures presented in accordance with GAAP.

Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS clients, and revenues without reduction for labor costs for staffing services clients. For the years ended August 31, 2020 and 2019, we had no revenues associated with staffing services or generated through our technology services. Gross billings represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers’ compensation premiums as well as admin fees for our value-added services and other charges for workforce management support. Gross billings are a non-GAAP measurement and represent a key operating metric for management along with number of WSEs and number of clients. Gross billings and the number of active WSEs represent the primary drivers of our business operations. Active WSEs are defined as employees in our HRIS ecosystem that have provided services for at least one of our client customers for any reported period. Our primary profitability metrics are gross profit, gross profit per WSE, and gross profit percentage of gross billings.

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

The following table presents a reconciliation of our Gross Billings to Revenues:

	For the year Ended August 31,
	2020	2019
Gross Billings in millions	$65.5	$73.4
Less: Adjustment to Gross Billings	56.9	62.9
Revenues, in millions	$8.6	$10.5

The following table provides the key revenue and gross profit related operating metrics used by management. We have elected to show Fiscal 2018 operating information for comparative purposes only.

	2020	2019	2018
Gross Billings (in millions)	$65.5	$73.4	$72.0
Increase (Decrease), year over year (in millions)	(7.8)	1.4	27.7
Percentage Increase (Decrease), year over year	(10.7)%	1.9%	62.7%

Net Revenues (in millions)	$8.6	$10.5	$10.2
Increase (Decrease), year over year (in millions)	(1.8)	0.2	3.1
Percentage Increase (Decrease), year over year	(17.3)%	2.2%	44.4%
Net Revenues % of Gross Billings	13.2%	14.2%	14.2%

Cost of Revenues (in millions)	$7.7	$8.5	$8.7
Increase, year over year (in millions)	0.9	0.2	2.9
Increase (Decrease), year over year	(10.0)%	(1.9)%	50.3%

Gross Profit (in millions)	$1.0	$1.9	$1.5
Increase (Decrease), year over year (in millions)	(1.0)	0.4	0.2
Increase (Decrease), year over year	(50.0)%	25.4%	18.1%
Gross Profit % of Revenues	11.1%	18.3%	14.9%

Active WSEs (as of August 31, unaudited)	3,200	2,800	2,800
Increase, year over year	400	-	1,000
Percentage Increase, year over year	14.3%	0.0%	55.6%

Average WSEs by year (unaudited)	3,100	2,200	2,300
Average Gross Billings per Average WSE	$21,100	$33,300	$31,300
Average Net Revenue per Average WSE	2,800	4,800	4,400
Average Gross Profit per Average WSE	$300	$900	$700

Our billed WSE count fluctuated during Fiscal 2020 largely due to the impact of the COVID-19 pandemic on client billings. At the close of the quarter ended February 29, 2020, (the final quarter before the pandemic had a material impact on our business and operations), our billed WSE count was approximately 3,500. This figure decreased in line with our billings decrease, as described above, to approximately 2,500 WSEs, before recovering to 3,200 WSEs at the end of Fiscal 2020, and has continued to improve to approximately 3,500 WSEs as of October 31, 2020. The average net revenue per WSE during Fiscal 2020 decreased due both to the impact of the pandemic, and our strategic decision to migrate away from our light industrial clients toward the QSR food industries, which comprised approximately 95% of our client base in Fiscal 2020.

In our financial reports for the three and six months ended February 29, 2020, and for the nine months ended May 31, 2020, we classified as discontinued operations all billed wages, revenues, and cost of revenues associated with those clients who terminated services with us prior to January 1, 2020, and therefore did not generate recurring revenue after January 1, 2020, (including those clients transferred to Vensure as part of the Vensure Asset Sale). In the financial reports included in this Form 10-K, we have classified only those clients transferred to Vensure as part of the Vensure Asset Sale as discontinued operations, and have reclassified the remaining non-transferred, terminated clients to continuing operations. Our gross billings and revenues are both derived from gross payroll wages paid to WSEs. Gross wages is a key underlying metric that management uses to analyze business activities, as it is an important component of gross billings, net revenues, and gross margins. The following table and analysis that follows illustrates the impact of the reclassification described above on gross wages:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Client Wages (billed in $ millions)	November	February	May	August
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fiscal Year 2020
Billed Client Wages – All Operations	$88.2	$42.7	$12.1	$16.0
Less Discontinued Operations Billings (1)	(74.2)	(27.7)	-	-
Billed Client Wages for Continuing Operations (2)	14.0	15.0	12.1	16.0
Less Terminated Client Wages (3)	(1.4)	(0.7)	-	-
Adjusted Billed Client Wages, Continuing Operations (4)	$12.6	$14.3	$12.1	$16.0

Fiscal Year 2019
Billed Client Wages – All Operations	$60.3	$67.6	$77.4	$87.1
Less Discontinued Operations Billings (1)	(43.8)	(51.2)	(62.8)	(72.8)
Billed Client Wages for Continuing Operations (2)	16.5	16.4	14.6	14.3
Less Terminated Client Wages (3)	(11.4)	(9.3)	(4.3)	(2.8)
Adjusted Billed Client Wages, Continuing Operations (4)	$5.1	$7.1	$10.3	$11.5

(1)	Discontinued Operations Billings represents billings associated with the clients transferred to Vensure as part of the Vensure Asset Sale.
(2)	Billed Client Wages for Continuing Operations represents the billed client wages associated with the Fiscal 2019 and Fiscal 2020 revenues reported in the financial statements included in this Form 10-K. Billed Client Wages represents substantially all of the “Adjustment to Gross Billings” in the billings reconciliation table above that reconciles gross billings to net revenues.
(3)	Terminated Client Wages represents the billed wages associated with clients that terminated services with the Company on or prior to January 1, 2020, but were not transferred to Vensure as part of the Vensure Asset Sale. This group primarily consists of clients we identified during calendar 2018 and 2019 as generating low profit margins, having relatively high workers’ compensation exposure, and/or not being well-suited to take advantage of our HRIS platform. Billings from these terminated clients were formerly classified under discontinued operations billings.
(4)	Our Adjusted Billed Client Wages from Continuing Operations represents client billings for customers who were either active clients as of January 1, 2020, or were added as clients after January 1, 2020. We believe that this metric provides a useful indication of the volume, progression, and growth in billings generated by our target client base during Fiscal 2019 and 2020, as well as the impact of the pandemic on our business. Our $2.2 million decrease in billings between February 29, 2020, and May 31, 2020, resulted from (i) a $3.9 million, or 27.3% decrease in billings to existing customers during the May quarter, (including $0.6 million, or 4.2% of quarterly billings, from customers who discontinued operations due to the pandemic), offset by (ii) an increase of $1.7 million, or 11.9% of billings during the May quarter related to new customer signings. Our $3.9 million increase in billings between May 31, 2020, and August 31, 2020, resulted primarily from $1.8 million in increased billings from existing customers, combined with $2.1 million generated by new customer signings during the August quarter.

Results of Operations

Year Ended August 31, 2020 Compared to Year Ended August 31, 2019

The following table summarizes our consolidated results of operations:

	For the year ended
	August 31, 2020	August 31, 2019
Revenues (gross billings of $65.5 million and $73.4 million less worksite employee payroll cost of $56.9 million and $62.9 million, respectively)	$8,642,000	$10,451,000
Cost of revenue	7,685,000	8,538,000
Gross profit	957,000	1,913,000

Operating expenses:
Salaries, wages, and payroll taxes	7,227,000	6,283,000
Stock-based compensation – general and administrative	1,526,000	632,000
Commissions	181,000	201,000
Professional fees	3,366,000	3,918,000
Software development	2,240,000	1,209,000
Depreciation and amortization	272,000	194,000
Asset impairment expense	3,543,000	-
General and administrative	4,180,000	5,032,000
Total operating expenses	22,535,000	17,469,000

Operating Loss	(21,578,000)	(15,556,000)

Other (expense) income:
Interest expense	(2,525,000)	(8,507,000)
Change in fair value of note receivable	(1,074,000)	-
Expense related to Preferred Options	(62,091,000)	-
Expense related to modification of warrants	(21,000)	-
Loss from debt conversion	(3,500,000)	-
Inducement loss	(624,000)	(3,927,000)
Loss on debt extinguishment	(1,592,000)	-
Change in fair value derivative and warrant liability	1,777,000	2,569,000
Loss on convertible note settlement	-	811,000
Gain on convertible note penalties accrual	760,000	-
Total other (expense) income	(68,890,000)	(9,054,000)
Loss from continuing operations	(90,468,000)	(24,610,000)
Income (Loss) from discontinued operations
Income (Loss) from discontinued operations	(561,000)	6,528,000
Gain from asset sale	15,682,000	-
Total Income (Loss) from discontinued operations, net of tax	15,121,000	6,528,000

Net loss	$(75,347,000)	$(18,082,000)

Net Loss per share, Basic and diluted
Continuing operations	$(4.96)	$(30.09)
Discontinued operations
Operating income (loss)	(0.03)	7.98
Gain on sale of assets	0.86	-
Total discontinued operations	0.83	7.98
Net Loss per share of common stock – Basic and diluted	$(4.13)	$(22.11)

Weighted average common stock outstanding – Basic and diluted	18,222,661	817,720

We report our revenues as gross billings, net of related direct labor costs for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the years ended August 31, 2020 and 2019, we recorded no revenues associated with staffing services.

	2020	2019
Net Revenues (in millions)	$8.6	$10.5
Increase (Decrease), year over year (in millions)	(1.9)	0.2
Percentage Increase (Decrease), year over year	(17.3)%	2.2%

Cost of Revenues (in millions)	$7.7	$8.5
Increase (Decrease), year over year (in millions)	(0.8)	0.2
Increase (Decrease), year over year	(10.0)%	(1.9)%

Gross Profit (in millions)	$1.0	$1.9
Increase (Decrease), year over year (in millions)	(0.9)	0.4
Increase (Decrease), year over year	(50.0)%	25.4%
Gross Profit Percentage of Revenues	11.1%	18.3%

Our net revenue excludes the payroll cost component of gross billings. With respect to employer payroll taxes, employee benefit programs, and workers’ compensation insurance, we believe that we are the primary obligor, and we have latitude in establishing price, selecting suppliers, and determining the service specifications. As such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as WSEs perform their services at the client worksite.

Net Revenue. Our net revenue decrease of $1.9 million, or 17.3%, from $10.5 million in Fiscal 2019 to $8.6 million in Fiscal 2020 was primarily driven by the net effect of an increase in restaurant WSEs, representing $3.1 million of QSR related revenue growth, offset by a decrease of $5.0 million in revenues from Fiscal 2019 associated with light industrial WSEs employed by clients that were either sold to Vensure, (and therefore included in discontinued operations), or terminated during Fiscal 2019. Active WSEs increased by 1,700, or 113.3%, from 1,500 at the end of Fiscal 2019 to 3,200 at the end of Fiscal 2020.

Revenue associated with admin fees remained consistent at $1.3 million for both Fiscal 2019 and Fiscal 2020. Revenues associated with taxes decreased by 12.8% consistent with the billed wages decrease of 10.7%. Revenue associated with workers’ compensation decreased by 34.7% due to the change in the client mix to lower billed workers’ compensation rates per wage dollar.

Cost of Revenues. Our cost of revenue includes the costs of employer side taxes and workers’ compensation insurance coverage. Cost of revenues decreased $0.8 million, or 10.0%, to $7.7 million in Fiscal 2020 from $8.5 million in Fiscal 2019. The change in cost of revenues was due to the billed wages decrease of 10.7% and increased workers’ compensation costs due to increased rates related to COVID-19.

Gross Profit. Gross profit decreased $0.9 million, or 50.0%, to $1.0 million in Fiscal 2020 from $1.9 million in Fiscal 2019. The decrease is due to the combination of the decrease in net revenues combined with an increase in workers’ compensation expense estimates.

The following table presents certain information related to our operating expenses:

	Year ended August 31,
	2020	2019	% Change
	(in thousands)	(in thousands)
Salaries, wages and payroll taxes	$7,227	$6,283	15.0%
Share-based compensation	1,526	632	141.4%
Commissions	181	201	(10.0)%
Professional fees	3,366	3,918	(14.1)%
Software development	2,240	1,209	85.3%
Depreciation and amortization	272	194	40.3%
Asset impairment expense	3,543	-	100.0%
General and administrative	4,180	5,032	(16.9)%
Total operating expenses	$22,535	$17,469	29.0%

Operating expenses increased $5.1 million, or 29.0%, to $22.5 million in Fiscal 2020 from $17.5 million in Fiscal 2019. The components of operating expenses changed as follows:

Salaries, wages and payroll taxes consisting of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees for the year ended August 31, 2020, increased by $0.9 million to $7.2 million from $6.3 million for the year ended August 31, 2019. The increase is due to the increase in corporate employees including the addition of our technical team hired to replace outside software developers at a higher average salary than previously hired corporate employees. Our corporate employee monthly average increased from 28 employees in Fiscal 2019 to an average of 45 employees in Fiscal 2020.

Share-Based compensation increased by $0.9 million, or 141.4%, to $1.5 million for the fiscal year ended August 31, 2020. This increase was primarily due to the acceleration of the vesting of stock options in January 2020 for employees transferred to Vensure relating to the Vensure Asset Sale.

Commissions consist of commissions payments made to third party brokers and inside sales personnel. Commissions decreased due to the change in our customer mix and sales efforts. In prior years and for the operations classified as discontinued, commissions were paid to outside brokers on a continuing basis as a percentage of billings whereas sales from continuing operations typically have commissions paid at a lower rate for internal sales personnel.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the year ended August 31, 2020, decreased by $0.5 million, or 12.8%, to $3.4 million, from $3.9 million for the year ended August 31, 2019. The decrease is due to reduced legal fees incurred in Fiscal 2020 compared to Fiscal 2019 for litigation related to our convertible debt settled in the third quarter of Fiscal 2020.

Software Development expenses consist of outsourced research and development to third parties. Software development costs increased $1.0 million, or 85.3%, to $2.2 million for the year ended August 31, 2020, from $1.2 million in the prior year. The increased expense is due to additional contracted developers to support our U.S based mobile platform development.

Depreciation & Amortization increased by $0.1 million, or 40.3%, from Fiscal 2019 to Fiscal 2020. The increase is due to depreciation on asset purchases during the year.

Asset impairment expense increased by $3.5 million due to the impairment of an asset identified in Fiscal 2020.

General and Administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses for the year ended August 31, 2020, decreased by $0.9 million, or 18.0%, to $4.1 million, from $5.0 million for the year ended August 31, 2019. The decrease is due to $0.3 million in higher software license fees related to our mobile app, $0.2 million in increased accrued tax penalties, and $0.3 million higher rent and overhead relating to our increased revenues, personnel, and the support required for the business growth.

	For the Years Ended
	August 31, 2020	August 31, 2019
Interest expense	(2,525,000)	(8,507,000)
Change in fair value of note receivable	(1,074,000)	-
Expense related to Preferred Options	(62,091,000)	-
Expense related to modification of warrants	(21,000)	-
Loss from debt conversion	(3,500,000)	-
Inducement loss	(624,000)	(3,927,000)
Loss on debt extinguishment	(1,592,000)	-
Change in fair value of derivatives	1,777,000	2,569,000
Gain on convertible note settlement	-	811,000
Gain on convertible note penalties accrual	760,000	-
Total other income (expense)	(68,890,000)	(9,054,000)

Other expense increased from $9.1 million for the year ended August 31, 2019 to $68.9 million for the year ended August 31, 2020, as follows:

Interest Expense consists of cash interest on interest bearing notes, financing charges for the excess of fair value over carrying amounts of notes issued during any reporting period, amortization of recorded discount and associated deferred financing costs, and acceleration of discounts and deferred financing costs due to early conversions on notes payable. Interest expense decreased $6.0 million to $2.5 million in Fiscal 2020 from $8.5 million in Fiscal 2019. The decrease is due to the decreased interest expense and financing costs associated with our June 2018 and March 2019 convertible notes. The June 2018 Notes were fully amortized in September 2020 and the March 2019 Notes were settled, repaid, or converted during 2020.

Change in fair value of note receivable consists of a fair value adjustment and amortization of the discount on the note receivable that was recorded on January 1, 2020. No comparable fair value adjustment or amortization existed during Fiscal 2019.

Expense related to Preferred Options represents a non-recurring charge reflecting the fair value estimate of the Preferred Options issued to our founders that were deemed to be exercisable in January 2020, and became exchangeable for common stock with the adoption by our board of directors of an amendment to our Articles of Incorporation, as previously approved by a majority of our shareholders, on March 20, 2020. (See also Note 10 to the accompanying financial statements for the valuation approach.)

Expense related to modification of warrants represents the difference in fair value for the modification of warrants issued in conjunction with the June 2018 Notes which had their exercise price reduced from $70 per share to $40 per share in December 2019.

Loss from debt conversion represents the acceleration of the pro-rated remaining note discount and deferred financing fees associated with the March 2019 Notes, as exchanged in either December 2019 or March 2020, that were either converted or repaid in cash during the three and nine months ended May 31, 2020.

Inducement loss represents the difference in fair value on the date of note conversion between the closing market price and the conversion price per share, and decreased $3.3 million, or 84.1%, for the year ended August 31, 2020 from the prior year periods. The change was caused by lower conversion amounts and conversions closer to market price for the 2020 periods.

Loss on debt extinguishment represents $0.5 million for the fair value of the common stock issued in exchange for the March 2019 Warrants cancelled in the March 2020 note amendment and exchange described above, and $1.0 million for the acceleration of the debt discount and deferred financing fees associated with the remaining March 2019 exchange or December 2019 exchange. These notes were amended in March 2020 and accounted for as debt extinguishment. No such transactions existed for Fiscal 2019.

Change in fair value derivative and warrant liability represents the mark to market of our derivative liabilities created by the March 2019 Notes beneficial conversion feature and related detachable warrants.

Gain on convertible note settlement represents the recovery of previously accrued convertible note penalties related to the June 2018 default. As of August 31, 2018, we had recorded a $3.5 million penalty accrual as a result of claims by the June 2018 noteholders for a default condition of our convertible notes as of August 31, 2018. We satisfied this liability with the issuance of $889,000 of additional convertible notes in December 2018 and recorded a penalty recovery of $2,611,000 for the year ended August 31, 2019. In June 2019, the convertible notes were declared in default due to the Company not honoring certain note conversion requests, and we recorded a $1.8 million penalty accrual for litigation damages and default interest as of August 31, 2019.

Gain on convertible note penalties accrual represents the recovery of previously accrued convertible note penalties related to the June 2019 default. We settled all note related litigation, as described above and in Note 9 to the accompanying financial statements, in January 2020, which resulted in a gain due to the release of $760,000 for excess damages accrued liabilities in excess of paid claims.

Loss from continuing operations. As a result of the explanations described above, the loss from continuing operations was $90.5 million for the year ended August 31, 2020 compared to a loss from continuing operations of $24.6 million for the year ended August 31, 2019. The increase is due to the non-recurring charges related to our recapitalization including expenses related to Preferred Options and convertible notes and a $2.8 million increase in operating loss.

Gain from Asset Sale represents the gain related to the Vensure Asset Sale, as described above and in Note 3 to the accompanying financial statements.

Gain/Loss from discontinued operations represents the profit or loss on the business associated with the assets sold in connection with the Vensure Asset Sale, as described above and in Note 3 to the accompanying financial statements.

Net loss. As a result of the explanations described above, the net loss for the fiscal year ended August 31, 2020 was $75.3 million, compared to a net loss of $18.1 million in the prior year, representing an increase of $57.2 million or 316.7%, which was due primarily to an increase of $59.8 million in other expenses related to our recapitalization and expense associated with Preferred Option exercises, an increase of $6.0 million in operating loss, and a net gain of $8.6 million on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2020, we had cash of $4.3 million and a working capital deficit of $2.8 million. Subsequent to the end of Fiscal 2020, in October 2020, we closed an additional equity financing for $12 million, or $10.7 million net of fees. During Fiscal 2020, we used approximately $15.5 million of cash in our continuing operations and repaid $1.2 million of convertible notes, after receiving $9.7 million of cash from the Vensure Asset Sale described above and closed an underwritten public offering that yielded $11.5 million in proceeds, net of offering costs. We have incurred recurring losses, resulting in an accumulated deficit of $119.5 million as of August 31, 2020. The recurring losses and cash used in operations are indicators of substantial doubt as to our ability to continue as going concern within one year from issuance of this Form 10-K. Our plans to alleviate substantial doubt are discussed below.

Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In March 2019, we completed a private placement of senior secured notes to certain institutional investors, raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and May 22, 2020, all convertible notes outstanding as of August 31, 2019 were repaid or converted into equity. On May 26, 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. In October 2020, we closed an additional $12 million equity offering ($10.7 million net of costs). Our plans and expectations for the next 12 months include raising additional capital to help fund expansion of our operations, including the continued development and support of our IT and HR platform. We have engaged an investment banking firm to assist in (i) preparing information materials, (ii) providing advice concerning the structure, price and conditions associated with a capital raise, and (iii) organizing marketing efforts in connection with a financing transaction.

In January 2020, we closed the Vensure Asset Sale, pursuant to which we assigned approximately 88% of our customer contracts in exchange for $9.7 million in cash at closing and received an additional $2.5 million of cash payments made on our behalf, net of $0.9 million of cash we paid on behalf of Vensure. Pursuant to this transaction, we expect to receive an additional $5.6 million over the next four years, subject to certain closing conditions. We transferred $1.6 million of working capital, including $0.9 million of cash, in connection with the Vensure Asset Sale.

During Fiscal 2020, we instituted certain cost reductions and have reduced our anticipated monthly cash needs by approximately $1 million and continue to experience significant growth in the number of WSEs, which we expect to generate additional administrative fees. The reduction in our monthly cash needs along with the anticipated additional administrative fees earned should mitigate our current level of operational cash burn. We retained our high growth business as part of the Vensure Asset Sale, which has accounted for billings and revenue growth at a rate in excess of 100% for our customers that existed as of January 1, 2020 and who were not transferred to Vensure. We also retained the rights to monetize our existing pool of WSEs, including WSEs transferred to Vensure, and we have begun to roll out our delivery and scheduling applications to our customers.

We have been and expect to continue to be impacted by the COVID-19 pandemic, from which we have experienced both positive and negative impacts. Our current business focus is providing payroll services for the restaurant and hospitality industries, which have seen a reduction in payroll and consequently a reduction in payroll processing fees on a per WSE and per location basis. Between March 1, 2020 and August 31, 2020, the number of our billed clients was reduced by approximately 20% as a result of these workforce reductions. However, our services provide for current and potential clients to adapt to many of the obstacles posed by COVID-19 by providing additional services such as delivery, which have provided the means for us to increase our client and client location counts, resulting in recovery of billings lost during the first months of the pandemic. Beginning in June 2020, our billings per WSE and per location improved as lockdowns in our primary Southern California market were lifted. In November 2020, the State of California re-implemented lockdowns. We believe that many of our clients have modified their businesses after the initial lockdowns to adapt somewhat to these adverse circumstances. Nevertheless, if additional lockdowns persist, the Company’s clients delay hiring or rehiring employees, or if our clients shut down operations, our ability to generate operational cash flows may be significantly impaired.

We also signed a new client in July 2020 representing a significant revenue opportunity. This client provides outsourced nurses that are paid gross wages in an amount approximately three times what our typical food WSEs receive, yet we receive the same admin fee rates per wage dollar paid. We believe that this client will generate a significant amount of new business for us, as the need for nurses increases to administer COVID-19 testing and vaccination services.

Our management believes that our current cash position, along with our anticipated revenue growth, expense reduction, no funded debt outstanding and anticipated financing from potential institutional investors, will be sufficient to alleviate substantial doubt and fund our operations for at least a year from the date of this Form 10-K. If these sources do not provide the capital necessary to fund our operations during the next twelve months, we may need to curtail certain aspects of our operations or expansion activities, consider the sale of additional assets, or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. The consolidated financial statements included in this Form 10-K do not include any adjustments for this uncertainty.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended August 31, 2020 and 2019:

	For the year ended August 31,
	2020	2019
Net cash used in operating activities	$(16,883,000)	$(2,084,000)
Net cash provided by (used in) investing activities	9,353,000	(1,494,000)
Net cash provided by financing activities	10,272,000	3,489,000
Change in cash	$2,742,000	$(89,000)

As of August 31, 2020, the Company had cash and cash equivalents of $4.3 million and a working capital deficiency of $2.8 million. During the year ended August 31, 2020, the Company used approximately $16.9 million of cash in its operations, consisting of a net loss of $75.3 million, adjusted by $15.1 million income from discontinued operations to a continuing loss of $90.5 million and reduced by net non-cash charges of $75.5 million and net working capital changes of $1.1 million. The $75.5 million non-cash charges resulted from a combination of a $62.1 million charge for Preferred Options to our founders, $0.3 million of depreciation and amortization, $3.5 million of impaired asset expense, $1.3 million of stock compensation charges, and $8.3 million of net non-cash expenses related to the settlement and repayment of our convertible notes including note discount amortization, conversion expenses, inducement losses on exchanges for shares, and warrant expenses for exchanged note related warrants, offset by gains recorded from the recovery of prior period accrued expenses and gains on the elimination of the fair value of the derivatives recorded in prior periods for the related conversion feature of the notes and the anti-dilution price protection for the detachable warrants issued with the notes.

During the year ended August 31, 2019, the Company used approximately $2.1 million of cash in its operations, consisting of a net loss of $18.1 million, reduced by net non-cash charges of $10.0 million and working capital changes of $4.6 million, primarily in accounts payable and accrued payroll. During Fiscal 2019, our workers’ compensation cash reserves increased by $4.4 million and our accrued workers’ compensation liabilities increased by $4.7 million. A significant portion of our operating cash spending for Fiscal 2019 was attributable to approximately $4.0 million of expensed development and marketing costs associated with the development of our mobile app.

For the year ended August 31, 2020, cash provided by investing activities was primarily derived from cash received as a result of the Vensure Asset Sale, consisting of $9.5 million of cash received at closing, offset by $0.2 million of fixed asset purchases.

For the year ended August 31, 2019, cash used in investing activities was primarily due to the capitalization of the mobile app development costs performed by outside software consultants.

For the year ended August 31, 2020, cash from financing activities was primarily derived from $11.5 million in proceeds from the Company’s underwritten equity offering, offset by $1.2 million of repayment of convertible notes in cash.

For the year ended August 31, 2019, cash from financing activities was primarily derived from $4.75 million in proceeds ($3.3 million net of original issue discount and closing costs) from the issuance of convertible notes in March 2019, exercise of warrants for common shares of $0.7 million, and $0.4 million repayment of convertible notes in cash.

Share Repurchase Plan

On July 9, 2019, our board of directors authorized the repurchase of up to 10 million shares of our outstanding common stock as market conditions warrant over a period of 18 months. The Company has not implemented the share repurchase plan to date and has not repurchased any shares under the plan.

Basis of Presentation, Critical Accounting Policies and Significant Judgment and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, and which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

Principles of Consolidation

The Company and its wholly owned subsidiaries have been consolidated in the accompanying consolidated financial statements. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Valuation expense related to Preferred Options;

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including long term notes receivable; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and EAS/human capital management services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. The Company enters into contracts with its clients for EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 60 days’ written notice. Contract performance obligations are satisfied as services are rendered, and the time period between invoicing and when the performance obligations are satisfied is not significant. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided.

The Company accounts for its EAS revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s WSEs, and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers compensation premiums.

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s WSEs which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets and were not material as of August 31, 2020 and August 31, 2019, respectively.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of its WSEs. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its WSEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

The Company has evaluated its revenue recognition policies in conjunction with its future expected business as it migrates to a staffing business model. For Fiscal 2020 and 2019, there were no revenues which should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

The Company reviewed the costs associated with acquiring its customers under ASC 340-10 Other Assets and Deferred Costs and determined that no such costs should be capitalized. Costs relating to its customers are typically commissions paid as a percentage of some of the Company’s revenue components and are expensed as they are incurred because the terms of its contracts generally are cancellable by either party with a 60-day notice. These costs are recorded in commissions in the Consolidated Statement of Operations.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2020, the Company began to enter into new business lines and geographic areas that, to date, are not material. The Company expects to operate in multiple segments in the future as its business evolves and will evaluate these changes prospectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of August 31, 2020 or 2019.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of August 31, 2020, there was $4,535,000 of cash in excess of the amounts insured by the FDIC.

The Company had zero and two individual clients that represented more than 10% of its annual revenues in Fiscal 2020 and 2019, respectively. Three clients represented 92% of total accounts receivable at August 31, 2020, compared to two clients representing approximately 99% of its total accounts receivable at August 31, 2019.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Leasehold improvements are amortized over the shorter of the useful life or the initial lease term.

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

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software.

Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheets.

The Company determined that there were no material internal software development costs for the years ended August 31, 2020 or 2019. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally five years from when the asset is placed in service.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. We recorded an expense related to asset impairment of $3,542,000 and $0 for the years ended August 31, 2020, and 2019, respectively.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments.

Sunz Program

Since July 2018, the Company’s workers’ compensation program for its WSEs has been provided through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Company. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit-workers’ compensation, a long-term asset in its consolidated balance sheets.

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

As of August 31, 2020, the Company had $0.3 million in Deposit – workers’ compensation classified as a short-term asset and $0.7 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2020, the Company had short term accrued workers’ compensation costs of $0.5 million and long term accrued workers’ compensation costs of $1.2 million.

The Company retained workers’ compensation asset reserves and workers compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, part of Vensure, in connection with the Vensure Asset Sale described in Note 3 to the accompanying financial statements.  As of August 31, 2020, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability.  As of August 31, 2020, the Company had $1.0 million in short term assets and $1.8 million of short term liabilities, and had $2.6 million of long term assets and $4.4 million of long term liabilities.

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

We have had very limited and to date immaterial COVID-19 related claims between March 2020 through the date of this report, although we expect additional workers’ compensation claims to be made by furloughed WSEs as a result of the employment downturn caused by the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. We expect additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While we have not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after August 31, 2020, we continue to closely monitor all workers’ compensation claims made as the COVID-19 pandemic continues.

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

Derivative Financial Instruments

When a Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirement to be treated as a derivative based on an analysis of the following: a) the settlement amount is determined by one or more underlying factors, typically the price of the Company’s stock; b) the settlement amount is determined by one or more notional amounts or payments provisions or both, generally the number of shares upon conversion; c) there is no initial net investment, which typically excludes the amount borrowed; and d) there is a net settlement provision, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares. When we issue warrants to purchase our common stock, we evaluate whether they meet the requirements to be treated as derivatives. Generally, warrants are treated as derivatives if the provisions of the warrants agreements create uncertainty as to: a) the number of shares to be issued upon exercise, or b) whether shares may be issued upon exercise. If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, the Company estimates the fair value of the derivative liability using the lattice-based option valuation model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreements are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2020 and August 31, 2019, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Convertible notes approximated fair value based on comparison of terms from similar instruments in the marketplace. Notes Receivable is valued at estimated fair value as described below.

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

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

The Company did not have any Level 1 or Level 2 assets or liabilities at August 31, 2020 or August 31, 2019. The Company recorded expense related to Preferred Options in the year ended August 31, 2020 using Level 2 fair value measurements. (See Note 10 to the accompanying financial statements for assumptions used for this valuation). The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale and the derivative liabilities associated with its March 2019 Notes (see Note 9 to the accompanying financial statements), consisting of conversion feature derivatives and warrants, are Level 3 fair value measurements.

The Note Receivable, as described in Note 3 to the accompanying financial statements, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. We valued the Note Receivable using a 10% discount rate on the January 1, 2020 transaction date, and a 15% discount rate as of August 31, 2020, which contemplates the risk and probability assessments of the expected future cash flows. For the year ended August 31, 2020, we identified $2.6 million of adjustments to the Note Receivable, representing an estimate of a working capital adjustment and cash activity benefitting the Company net of cash activity benefitting Vensure. These amounts were used to reduce the Note Receivable on a dollar for dollar basis as is contemplated in the Vensure Asset Sale contract and per agreement with Vensure. We further recorded an estimated proceeds reduction of $1.4 million related to estimated gross wages adjustments offset by a $0.3 million impact for fair value assumptions. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. The Company believes there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable are based on gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale. Those transferred clients may have had their business impacted due to the pandemic which, in turn, would have resulted in lower gross wage billings. While the Company believes the current valuation of the Note Receivable is fairly recorded as of August 31, 2020, a material change in the business transferred may result in a reduction of the estimate of the contingent payments expected to be received and therefore the value of this asset. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

We used the following assumptions to value the Note Receivable during Fiscal 2020:

•	Discount rate of 10% (at transaction date) and 15% (at August 31, 2020)

•	Actual monthly wages billed to the extent available to the Company

•	20% per year annualized gross wage reduction representing an approximate 1.5% per month decline (at August 31, 2020)

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of August 31, 2020:

	March 2019 Conversion Feature	March 2019 Warrant Liability	Total
Balance at August 31, 2019	$2,852,000	$904,000	$3,756,000
Reclassification to APIC due to note settlements, exchanges or conversions	(1,784,000)	(195,000)	(1,979,000)
Change in fair value	(1,068,000)	(709,000)	(1,777,000)
Balance at August 31, 2020	$-	$-	$-

The Company had no derivative liabilities as of August 31, 2020 since all the convertible notes were converted to equity or repaid, any warrants requiring accounting as derivatives were exchanged for shares of common stock, and new warrant issuances do not require derivative liability accounting treatment. As of August 31, 2019, and during the year ended August 31, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures and the fair value of the warrant liabilities based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consist, in part, of the price of the common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the common stock, all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The Company used the following assumptions to estimate fair value of the derivatives in March 2020 prior to the amendments and exchanges for the convertible notes and warrants:

	March 2019 Conversion Feature	March 2019 Warrant Liability
Risk free rate	0.08-0.17%	1.6%
Market price per share	$6.68	$6.68
Life of instrument in years	0.47-1.15	4.0
Volatility	117-139%	102%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended August 31, 2020 and August 31, 2019, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Research and Development

During the year ended August 31, 2020 and August 31, 2019, the Company incurred both internal and external research and development costs for its software development of approximately $4.2 million and $3.1 million, respectively, of which $2 million and .9 million, respectively, are included in salaries, wages and payroll taxes. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application and consist of internal salaries, outsourced contractor costs and other specific research and development expenses. In addition, $0 and $1.0 million of software costs were capitalized for the years ended August 31, 2020 and 2019, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company recorded expenses totaling $646,000 and $1,208,000 for the years ended August 31, 2020 and 2019, respectively.

Convertible Debt

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion features.

Reverse Stock Split

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common shares and common stock equivalents are presented retroactively to reflect the reverse split.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Share-Based Compensation

As of August 31, 2020 and 2019, the Company had one stock-based compensation plan under which the Company may issue both share and stock option awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at their fair values.

Share grants are valued at the closing market price on the date of issuance, which approximates fair value. For option grants, the grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Option grants are typically issued with vesting depending on a term of service. For all employee stock options granted, the Company recognizes expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company’s common stock since its Initial Public Offering. Any changes in these highly subjective assumptions could materially impact stock-based compensation expense.

Following the adoption of Accounting Standards Update (“ASU”) 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

Earnings (Loss) Per Share

The Company utilizes FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock is considered anti-dilutive and thus is excluded from the calculation.

The number used for the weighted average number of shares of common stock outstanding for the earnings per share for the year ended August 31, 2020 was increased by 24,634,560 effective as of January 1, 2020. This increase reflects the inclusion of common stock issuable upon full exercise of options to purchase a similar number of preferred shares and full conversion of those shares of preferred stock to shares of common stock. The Preferred Option was deemed to be exercisable into preferred shares on the effective date of the Vensure Asset Sale as described in Note 3 to the accompanying financial statements. The one to one ratio of conversion of shares of preferred stock to shares of common stock was set on March 25, 2020 as described in Note 10 to the accompanying financial statements. Between March 25 and August 31, 2020, 12,794,220 of the 24,634,560 Preferred Options were exercised into a like number of shares of preferred stock and immediately exchanged for a like number of shares of common stock.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	For the year ended August 31,
	2020	2019
Losses per common share:
Net loss allocated to common shareholders	$(75,347,000)	$(18,082,000)
Weighted average shares outstanding	18,222,661	817,720
Basic and Fully Diluted net loss per common share	$(4.13)	$(22.11)

Securities used in, or that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive are:

	For the Year Ended August 31, 2020	For the Year Ended August 31, 2019
Options	1,398,740	50,749
Senior Convertible Notes (Note 9 to accompanying financial statements)	-	308,312
Warrants	1,896,209	107,410
Total potentially dilutive shares	3,294,949	466,471

Options to purchase shares of preferred stock are excluded from the potentially dilutive shares in the table above since the Preferred Options are included in the weighted average outstanding share count for the basic earnings per share calculation.

Treasury Stock

Treasury stock represents shares of common stock provided to the Company in satisfaction of the related party advance. Shares of common stock provided are recorded at cost as treasury stock. The Company retired all of its treasury stock outstanding as of August 31, 2019 during Fiscal 2020. Any treasury stock retired is recorded as additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Reclassifications

Certain reclassifications have been made to prior year’s data to conform to the current year’s presentation. Such reclassifications had no material impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also requires enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. This accounting standard was initially scheduled to become effective for the Company for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, but has since been delayed. Early adoption was permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact and believes that the adoption of Topic 606 will not have a material impact on its reported financial results.

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

In June 2020, the FASB issued ASU 2020-05: Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). For entities that, as of June 2020, had not issued financial statements under Topic 606, the effective date was extended by one year to annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Entities who have not issued financial statements under Topic 842, are required to adopt Topic 842 for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments pursuant to ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet adopted ASU 2018-13, and is currently evaluating the potential impact this guidance will have on our consolidated financial statements, if any.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires that a lessee recognize assets and liabilities on the balance sheet for leases with terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification of the lease as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. In June 2020, the FASB voted to defer the effective date for private companies for one year. The updated effective date will be for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption. The Company expects to adopt the guidance using the modified retrospective method.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company does not expect the adoption of ASU 2020-06 to have any material impact on the consolidated financial statements.

On Dec. 18, 2019, the FASB released ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements.  ASU 2019-12 removes the four exceptions to the general framework and seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers. For public companies, ASU 2019-12 is effective for fiscal years (and interim periods within those fiscal years) beginning after Dec. 15, 2020. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company has elected to adopt the provisions of ASU 2019-12 as of September 1, 2019. As a result of adoption, the Company has not considered the exception to the incremental approach for interperiod tax allocation in the event of a loss from continuing operations and income from discontinued operations and has determined the relative tax provision allocation to continuing operations and discontinued operations separately. None of the other provisions of ASU 2019-12 were determined to be applicable to the Company.

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

Emerging Growth Reporting Requirements

We are a public reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act”) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We are permitted to remain an “emerging growth company” for up to five years, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Periods Ended August 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ShiftPixy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShiftPixy, Inc. (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended August 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

November 30, 2020

ShiftPixy, Inc.

Consolidated Balance Sheets

	August 31, 2020	August 31, 2019
ASSETS
Current assets
Cash	$4,303,000	$1,561,000
Accounts receivable, net	308,000	85,000
Unbilled accounts receivable	2,303,000	1,418,000
Deposit – workers’ compensation	293,000	235,000
Prepaid expenses	723,000	349,000
Other current assets	73,000	244,000
Current assets of discontinued operations	1,030,000	10,139,000
Total current assets	9,033,000	14,031,000

Fixed assets, net	575,000	4,155,000
Note receivable, net	4,045,000	-
Deposits – workers’ compensation	736,000	754,000
Deposits and other assets	449,000	124,000
Non-current assets of discontinued operations	2,582,000	5,567,000
Total assets	$17,420,000	$24,631,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$3,831,000	$4,454,000
Payroll related liabilities	5,752,000	2,559,000
Convertible notes, net	-	3,351,000
Accrued workers’ compensation costs	497,000	235,000
Default penalties accrual	-	1,800,000
Derivative liability	-	3,756,000
Current liabilities of discontinued operations	1,746,000	16,033,000
Total current liabilities	11,826,000	32,188,000
Non-current liabilities
Accrued workers’ compensation costs	1,247,000	525,000
Non-current liabilities of discontinued operations	4,377,000	3,853,000
Total liabilities	17,450,000	36,566,000
Commitments and contingencies
Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 16,902,146 and 909,222 shares issued as of August 31, 2020 and 2019	1,000	-
Additional paid-in capital	119,431,000	32,505,000
Treasury stock, at cost-0 and 13,953 shares as of August 31, 2020 and August 31, 2019	-	(325,000)
Accumulated deficit	(119,462,000)	(44,115,000)
Total stockholders’ deficit	(30,000)	(11,935,000)
Total liabilities and stockholders’ deficit	$17,420,000	$24,631,000

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Operations

	For the year ended
	August 31, 2020	August 31, 2019
Revenues (gross billings of $65.5 million and $73.4 million less worksite employee payroll cost of $56.9 million and $62.9 million, respectively)	$8,642,000	$10,451,000
Cost of revenue	7,685,000	8,538,000
Gross profit	957,000	1,913,000

Operating expenses:
Salaries, wages, and payroll taxes	7,227,000	6,283,000
Stock-based compensation – general and administrative	1,526,000	632,000
Commissions	181,000	201,000
Professional fees	3,366,000	3,918,000
Software development - external	2,240,000	1,209,000
Depreciation and amortization	272,000	194,000
Impaired asset expense	3,543,000	-
General and administrative	4,180,000	5,032,000
Total operating expenses	22,535,000	17,469,000

Operating Loss	(21,578,000)	(15,556,000)

Other (expense) income:
Interest expense	(2,525,000)	(8,507,000)
Change in fair value of note receivable	(1,074,000)	-
Expense related to Preferred Options	(62,091,000)	-
Expense related to modification of warrants	(21,000)	-
Loss from debt conversion	(3,500,000)	-
Inducement loss	(624,000)	(3,927,000)
Loss on debt extinguishment	(1,592,000)	-
Change in fair value derivative and warrant liability	1,777,000	2,569,000
Loss on convertible note settlement	-	811,000
Gain on convertible note penalties accrual	760,000	-
Total other (expense) income	(68,890,000)	(9,054,000)
Loss from continuing operations	(90,468,000)	(24,610,000)
(Loss) Income from discontinued operations
(Loss) Income from discontinued operations	(561,000)	6,528,000
Gain from asset sale	15,682,000	-
Total Income (Loss) from discontinued operations, net of tax	15,121,000	6,528,000

Net loss	$(75,347,000)	$(18,082,000)

Net Loss per share, Basic and diluted
Continuing operations	$(4.96)	$(30.09)
Discontinued operations
Operating (loss) income	(0.03)	7.98
Gain on sale of assets	0.86	-
Total discontinued operations	0.83	7.98
Net Loss per share of common stock – Basic and diluted	$(4.13)	$(22.11)

Weighted average common stock outstanding – Basic and diluted	18,222,661	817,720

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	stock	Deficit	Deficit
Balance, September 1, 2018	-	$-	723,470	$-	$18,468,000	$-	$(26,033,000)	$(7,565,000)
Warrants exercised for cash	-	-	6,688	-	660,000	-	-	660,000
Common stock issued for services rendered	-	-	4,984	-	263,000	-	-	263,000
Stock-based compensation expense	-	-	-	-	369,000	-	-	369,000
Reclassification of derivative liability upon conversion of related convertible notes	-	-	-	-	12,000	-	-	12,000
Common shares issued upon conversion of convertible notes and interest	-	-	105,776	-	8,904,000	-	-	8,904,000
Shares issued to induce debt conversion	-	-	68,304	-	3,829,000	-	-	3,829,000
Treasury stock received for settlement of note receivable	-	-	-	-	-	(325,000)	-	(325,000)
Net Loss	-	-	-	-	-	-	(18,082,000)	(18,082,000)
Balance, August 31, 2019	-	$-	909,222	$-	$32,505,000	$(325,000)	$(44,115,000)	$(11,935,000)
Treasury stock retired	-	-	(13,953)	-	(325,000)	325,000	-	-
Common stock issued for note exchange	-	-	21,750	-	200,000	-	-	200,000
Common stock issued for services rendered	-	-	856	-	75,000	-	-	75,000
Common stock issued for warrant exercise	-	-	6,275	-	33,000	-	-	33,000
Common stock issued for underwritten offering, net of offering costs	-	-	2,472,500	-	11,478,000	-	-	11,478,000
Common stock issued upon conversion of convertible notes and interest	-	-	589,695	-	6,238,000	-	-	6,238,000
Reclassification of derivative liabilities to paid in capital	-	-	-	-	1,979,000	-	-	1,979,000
Inducement loss on note conversions	-	-	38,658	-	624,000	-	-	624,000
Common stock issued for warrant exchange	-	-	82,653	-	552,000	-	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	-	-	653,000	-	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	-	-	2,006,000	-	-	2,006,000
Stock-based compensation expense	-	-	-	-	1,300,000	-	-	1,300,000
Modification of warrants	-	-	-	-	22,000	-	-	22,000
Expense related to Preferred Options	-	-	-	-	62,091,000	-	-	62,091,000
Preferred stock issued for Preferred Option exercise	12,794,490	1,000	-	-	-	-	-	1,000
Common stock issued for preferred stock exchange	(12,794,490)	(1,000)	12,794,490	1,000	-	-	-	-
Net Loss	-	-	-	-	-	-	(75,347,000)	(75,347,000)
Balance, August 31, 2020	-	$-	16,902,146	$1,000	$119,431,000	$-	$(119,462,000)	$(30,000)

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	August 31, 2020	August 31, 2019
OPERATING ACTIVITIES
Net Loss	$(75,347,000)	$(18,082,000)
Income from discontinued operations	15,121,000	6,528,000
Net loss from continuing operations	(90,468,000)	(24,610,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Expense related to Preferred Options	62,091,000	-
Depreciation and amortization	272,000	194,000
Impaired asset expense	3,543,000	-
Gain on convertible note settlement	-	(811,000)
Gain on convertible note penalties accrual	(760,000)	-
Amortization of debt discount and debt issuance cost	6,749,000	5,607,000
Stock issued for services	75,000	263,000
Stock-based compensation- general and administrative	1,300,000	369,000
Expense related to warrant modification	22,000	-
Inducement loss on note conversions	624,000	3,829,000
Expense related to warrant exchange	552,000	-
Change in fair value of note receivable	1,074,000	-
Non-cash interest	-	509,000
Change in fair value of derivative and warrant liability	(1,777,000)	(2,569,000)
Financing costs	-	2,588,000
Changes in operating assets and liabilities
Accounts receivable	(223,000)	(236,000)
Unbilled accounts receivable	(885,000)	(643,000)
Prepaid expenses	(374,000)	97,000
Other current assets	171,000	15,000
Deposits – workers’ compensation	(40,000)	(794,000)
Deposits and other assets	(325,000)	(3,000)
Accounts payable	(623,000)	1,372,000
Payroll related liabilities	3,193,000	4,118,000
Accrued workers’ compensation	984,000	700,000
Other current liabilities	(803,000)	(25,000)
Total Adjustments	74,840,000	14,580,000
Net cash used in continuing operating activities	(15,628,000)	(10,030,000)
Net cash provided by discontinued operating activities	(1,255,000)	7,946,000
Net cash used in operating activities	(16,883,000)	(2,084,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(235,000)	(1,169,000)
Proceeds from working capital adjustment – sale of assets	88,000	-
Proceeds from sale of assets	9,500,000	-
Issuance of related party note receivable	-	(325,000)
Net cash provided by (used in) investing activities	9,353,000	(1,494,000)

FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of offering costs	11,479,000	-
Proceeds from issuance of convertible notes	-	3,750,000
Issuance costs related to convertible notes	-	(485,000)
Repayment of convertible notes	(1,240,000)	(436,000)
Proceeds from exercise of warrants	33,000	660,000
Net cash provided by financing activities	10,272,000	3,489,000

Net increase (decrease) in cash	2,742,000	(89,000)
Cash - Beginning of Period	1,561,000	1,650,000
Cash -End of Period	$4,303,000	$1,561,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$315,000	$226,000

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$6,238,000	$8,904,000
Additional Principal to settle registration rights penalties	-	889,000
Common stock issued for note exchange	200,000	-
Additional principal issued for note exchange	433,000	-
Interest capitalized into notes receivable	59,000	-
Common stock issued in exchange for warrants	552,000	-
Discount recorded for asset sale note receivable	1,818,000	-
Reclassification of derivative liabilities to paid in capital	1,979,000	-
Discharge of related party note receivable for common shares	-	325,000
Allocated fair value of beneficial conversion feature	-	1,479,000
Allocated fair value of warrants included with convertible notes	$-	$2,271,000

See accompanying notes to these consolidated financial statements.

ShiftPixy, Inc.

Notes to the Consolidated Financial Statements

August 31, 2020

Note 1: Nature of Operations

ShiftPixy, Inc. was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant industry in Southern California, but has begun to expand into other geographic areas and industries employing temporary or part-time labor sources.

The Company and its wholly-owned subsidiary Rethink, Inc. (“RT”) function as employment administrative services (“EAS”) providers including services such as administrative and processing services, performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims and provider of workers’ compensation coverage written in the names of the Company’s clients (as may be required by some states). The Company has built a human resources information systems platform to assist in customer acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). This platform is expected to facilitate additional value-added services in future reporting periods. In January 2020, the Company sold the assets of Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of the Company, pursuant to which it assigned the majority of the Company’s billable clients to a third party for cash as described below in Note 3.

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

Note 2: Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Company and its wholly-owned subsidiaries have been consolidated in the accompanying financial statements. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Valuation expense related to Preferred Options;

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including long term notes receivable; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

The Company provides an array of human resources and business solutions designed to help improve business performance.

The Company’s revenues are primarily attributable to fees for providing staffing solutions and EAS/human capital management services. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. The Company enters into contracts with its clients for EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 60 days’ written notice. Contract performance obligations are satisfied as services are rendered, and the time period between invoicing and when the performance obligations are satisfied is not significant. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided.

The Company accounts for its EAS revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers’ compensation premiums.

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s WSEs which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were not material as of August 31, 2020 and August 31, 2019, respectively.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of its WSEs. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its WSEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

The Company has evaluated its revenue recognition policies in conjunction with its future expected business as it migrates to a staffing business model. For Fiscal 2020 and 2019, there were no revenues which should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2020, the Company began to enter into new business lines and geographic areas that, to date, are not material. The Company expects to operate in multiple segments in the future as its business evolves and will evaluate these changes prospectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of August 31, 2020 or 2019.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of August 31, 2020, there was $4,535,000 of cash in excess of the amounts insured by the FDIC.

The Company had zero and two individual clients that represented more than 10% of its annual revenues in Fiscal 2020 and 2019, respectively. Three clients represented 92% of total accounts receivable at August 31, 2020, compared to two clients representing approximately 99% of its total accounts receivable at August 31, 2019.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Leasehold improvements are amortized over the shorter of the useful life or the initial lease term.

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

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software.

Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheets.

The Company determined that there were no material internal software development costs for the years ended August 31, 2020 or 2019. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally five years from when the asset is placed in service.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. We recorded an expense related to asset impairment of $3,542,000 and $0 for the years ended August 31, 2020, and 2019, respectively.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments.

Sunz Program

Since July 2018, the Company’s workers’ compensation program for its WSEs has been provided through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Company. Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in its consolidated balance sheets.

Under both the Everest and Sunz Programs, the Company utilizes a third-party to estimate its loss development rate, which is based primarily upon the nature of WSEs’ job responsibilities, the location of WSEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates.

As of August 31, 2020, the Company had $0.3 million in Deposit – workers’ compensation classified as a short-term asset and $0.7 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2020, the Company had short term accrued workers’ compensation costs of $0.5 million and long term accrued workers’ compensation costs of $1.2 million.

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, part of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3.  As of August 31, 2020, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of August 31, 2020, the Company had $1.0 million in short term assets and $1.8 million of short term liabilities, and had $2.6 million of long term assets and $4.4 million of long term liabilities.

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

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on its workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after August 31, 2020, it continues to closely monitor all workers’ compensation claims made as the COVID-19 pandemic continues.

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

Derivative Financial Instruments

When a Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirement to be treated as a derivative based on an analysis of the following: a) the settlement amount is determined by one or more underlying factors, typically the price of the Company’s stock; b) the settlement amount is determined by one or more notional amounts or payments provisions or both, generally the number of shares upon conversion; c) there is no initial net investment, which typically excludes the amount borrowed; and d) there is a net settlement provision, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares. When the Company issues warrants to purchase its common stock, it evaluates whether they meet the requirements to be treated as derivatives. Generally, warrants are treated as derivatives if the provisions of the warrants agreements create uncertainty as to: a) the number of shares to be issued upon exercise, or b) whether shares may be issued upon exercise. If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, the Company estimates the fair value of the derivative liability using the lattice-based option valuation model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreements are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2020 and August 31, 2019, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Convertible notes approximated fair value based on comparison of terms from similar instruments in the marketplace. Notes Receivable is valued at estimated fair value as described below.

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

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

The Company did not have any Level 1 or Level 2 assets or liabilities at August 31, 2020 or August 31, 2019. The Company recorded expense related to Preferred Options in the year ended August 31, 2020 using Level 2 fair value measurements. See Note 10 for assumptions used for this valuation. The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale, as defined below, and the derivative liabilities associated with its March 2019 Notes (see Note 9), consisting of conversion feature derivatives and warrants, are Level 3 fair value measurements.

The Note Receivable, as described in Note 3, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date, and on August 31, 2020, using a 10% and 15% discount rate, respectively, which contemplates the risk and probability assessments of the expected future cash flows. For the year ended August 31, 2020, the Company identified $2.6 million of adjustments to the Note Receivable, representing an estimate of a working capital adjustment and cash activity benefitting the Company net of cash activity benefitting Vensure. These amounts were used to reduce the Note Receivable on a dollar for dollar basis as is contemplated in the Vensure Asset Sale contract and per agreement with Vensure. The Company further recorded an estimated proceeds reduction of $1.4 million related to estimated gross wages adjustments, and a $0.3 million impact for fair value assumptions. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. The Company believes there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable are based on gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale. Those transferred clients may have had their business impacted due to the pandemic which, in turn, would have resulted in lower gross wage billings. While the Company believes the current valuation of the Note Receivable is fairly recorded as of August 31, 2020, a material change in the business transferred may result in a reduction of the estimate of the contingent payments expected to be received and therefore the value of this asset. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

The Company used the following assumptions to value the Note Receivable during Fiscal 2020:

•	Discount rate of 10% (at the transaction date) and 15% (at August 31, 2020)

•	Actual monthly wages billed to the extent available to the Company

•	20% per year annualized gross wage reduction representing an approximate 1.5% per month decline (at August 31, 2020)

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of August 31, 2020:

	March 2019 Conversion Feature	March 2019 Warrant Liability	Total
Balance at August 31, 2019	$2,852,000	$904,000	$3,756,000
Reclassification to APIC due to note settlements, exchanges or conversions	(1,784,000)	(195,000)	(1,979,000)
Change in fair value	(1,068,000)	(709,000)	(1,777,000)
Balance at August 31, 2020	$-	$-	$-

The Company had no derivative liabilities as of August 31, 2020 since all the convertible notes were converted to equity or repaid, any warrants requiring accounting as derivatives were exchanged for shares of common stock, and new warrant issuances do not require derivative liability accounting treatment. As of August 31, 2019, and during the year ended August 31, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures and the fair value of the warrant liabilities based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consist, in part, of the price of the common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the common stock, all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The Company used the following assumptions to estimate fair value of the derivatives in March 2020 prior to the amendments and exchanges for the convertible notes and warrants:

	March 2019 Conversion Feature	March 2019 Warrant Liability
Risk free rate	0.08-0.17%	1.6%
Market price per share	$6.68	$6.68
Life of instrument in years	0.47-1.15	4.0
Volatility	117-139%	102%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended August 31, 2020 and August 31, 2019, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Research and Development

During the years ended August 31, 2020 and August 31, 2019, the Company incurred both internal and external research and development costs for its software development of approximately $4.2 million and $3.1 million, respectively, of which $2 million and .9 million, respectively, are included in salaries, wages and payroll taxes. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application and consist of internal salaries, outsourced contractor costs and other specific research and development expenses. In addition, $0 and $1.0 million of software costs were capitalized for the year ended August 31, 2020 and 2019, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company recorded expenses totaling $646,000 and $1,208,000 for the years ended August 31, 2020 and 2019, respectively.

Convertible Debt

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion features.

Reverse Stock Split

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common shares and common stock equivalents are presented retroactively to reflect the reverse split.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Share-Based Compensation

As of August 31, 2020 and 2019, the Company had one stock-based compensation plan under which the Company may issue both share and stock option awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at their fair values.

Share grants are valued at the closing market price on the date of issuance, which approximates fair value. For option grants, the grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Option grants are typically issued with vesting depending on a term of service. For all employee stock options granted, the Company recognizes expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company’s common stock since its Initial Public Offering. Any changes in these highly subjective assumptions could materially impact stock-based compensation expense.

Following the adoption of Accounting Standards Update (“ASU”) 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

Earnings (Loss) Per Share

The Company utilizes FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock is considered anti-dilutive and thus is excluded from the calculation.

The number used for the weighted average number of shares of common stock outstanding for the earnings per share for the year ended August 31, 2020 was increased by 24,634,560 effective as of January 1, 2020. This increase reflects the inclusion of common stock issuable upon full exercise of options to purchase a similar number of preferred shares and full conversion of those shares of preferred stock to shares of common stock. The Preferred Option was deemed to be exercisable into preferred shares on the effective date of the Vensure Asset Sale as described in Note 3. The one to one ratio of conversion of shares of preferred stock to shares of common stock was set on March 25, 2020, as described in Note 10. Between March 25 and August 31, 2020, 12,794,490 of the 24,634,560 Preferred Options were exercised into a like number of shares preferred stock and immediately exchanged for a like number of shares of common stock.

Securities used in, or that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive are:

	For the Year Ended August 31, 2020	For the Year Ended August 31, 2019
Options	1,398,740	50,749
Senior Convertible Notes (Note 9)	-	308,312
Warrants	1,896,209	107,410
Total potentially dilutive shares	3,294,949	466,471

Options to purchase shares of preferred stock are excluded from the potentially dilutive shares in the table above since the Preferred Options are included in the weighted average outstanding share count for the basic earnings per share calculation.

Treasury Stock

Treasury stock represents shares of common stock provided to the Company in satisfaction of the related party advance described in Note 12 to the accompanying financial statements. Shares of common stock provided are recorded at cost as treasury stock. The Company retired all of its treasury stock outstanding as of August 31, 2019 in Fiscal 2020. Any treasury stock retired is recorded as additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Reclassifications

Certain reclassifications have been made to prior year’s data to conform to the current year’s presentation. Such reclassifications had no material impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

Revision of Financial Statements

During the preparation of the consolidated financial statements for the fiscal year ended August 31, 2020, the Company determined that it had improperly amortized capitalized software that had not been placed into service. This resulted in an understatement of the net carrying amount of capitalized software through an overstatement of the amortization expense recorded to date by $835,000. The Company assessed the materiality of the misstatements in accordance with Staff Accounting Bulletin No.99, Materiality, and No. 108, Quantifying Misstatements, and concluded that this error was not qualitatively material on the Company’s consolidated balance sheet, statement of operations, statement of cash flows, statement of stockholders’ equity (deficit) or net loss for the periods then ended.

The effect of this revision on the line items within the Company’s consolidated financial statements as of and for the year ended August 31, 2019, was as follows:

	As of August 31, 2019
	As Previously Reported	Adjustments	As Restated

Fixed Assets, net	$3,320,000	$835,000	$4,155,000
Total Assets	$23,796,000	$835,000	$24,631,000
Accumulated Deficit	44,950,000	(835,000)	44,115,000
Total Liabilities and Stockholders’ Equity	$23,796,000	$835,000	$24,631,000

	For the year ended August 31, 2019
	As Previously Reported	Adjustments	As Restated

Depreciation and Amortization	$839,000	$(645,000)	$194,000
Operating Loss	$(16,201,000)	$645,000	$(15,556,000)
Net Loss	$(18,727,000)	$645,000	$(18,082,000)
Net loss per common share – continuing operations, Basic and diluted	$(30.09)	$(0.79)	$(29.30)
Weighted average number of common shares Basic and diluted	817,720		817,720

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also requires enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. This accounting standard was initially scheduled to become effective for the Company for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, but has since been delayed. Early adoption was permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact and believes that the adoption of Topic 606 will not have a material impact on its reported financial results.

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

In June 2020, the FASB issued ASU 2020-05: Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). For entities that, as of June 2020, had not issued financial statements under Topic 606, the effective date was extended by one year to annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Entities who have not issued financial statements under Topic 842, are required to adopt Topic 842 for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments pursuant to ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet adopted ASU 2018-13, and is currently evaluating the potential impact this guidance will have on its consolidated financial statements, if any.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires that a lessee recognize assets and liabilities on the balance sheet for leases with terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification of the lease as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. In June 2020, the FASB voted to defer the effective date for private companies for one year. The updated effective date will be for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption. The Company expects to adopt the guidance using the modified retrospective method.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company does not expect the adoption of ASU 2020-06 to have any material impact on its consolidated financial statements.

Note 3 – Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement, to a wholly owned subsidiary of Vensure Employer Services, Inc. (the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million will be paid out in equal monthly payments over the next four years (the “Note Receivable”), subject to adjustments for working capital and customer retention, (as measured by a gross wage guarantee included in the governing agreement), over the twelve month period following the Vensure Asset Sale.

The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the statement of cash flows for the period ending August 31, 2020.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Less: Transaction reconciliation – working capital adjustment	(88,000)
Less: Transaction reconciliation – net cash paid by Vensure on behalf of the Company	(2,475,000)
Less: Transaction reconciliation – estimate of reduction due to gross wages	(1,400,000)
Adjusted Note Receivable	5,537,000
Discount recorded	(1,492,000)
Long-term note receivable	$4,045,000

The entire note receivable is recorded as a long term note receivable as of August 31, 2020. Any adjustments to the note receivable are applied against payments in the order they are due to be paid. As such, the estimates of the working capital and gross billings adjustments would not result in any cash payments due to the company within one year of August 31, 2020.

The Vensure Asset Sale generated a gain of $15.6 million for the year ended August 31, 2020. The Company expects a minimal tax impact from the Asset Sale as it intends to utilize its net operating losses accumulated since inception to offset the gain resulting from discontinued operations tax provision with a corresponding offset to the valuation allowance.

The Vensure Asset Sale met the criteria of discontinued operations set forth in ASC 205 and as such the Company has reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations for all periods presented. The Company recorded the Note Receivable net of a discount using a discount rate of 15% per year.

The Vensure Asset Sale calls for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross wages of the business transferred is less than the required amount.

(i) Working capital adjustments: Through August 31, 2020, the Company has identified $2,563,000 of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2,475,000 of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. The working capital adjustment recorded as of August 31, 2020 represents the Company’s estimate of the reconciliation. There is no assurance that the working capital change identified as of August 31, 2020 represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for calendar 2020 are less than 90% of those customers’ 2019 gross wages. The Company has prepared an estimate of the calendar year 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. The Company expects to conduct a full reconciliation in the first calendar quarter of 2021, after calendar 2020 wage information becomes available.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations were as follows:

	August 31, 2020	August 31, 2019
Cash	$-	$-
Accounts receivable and unbilled account receivable	-	8,246,000
Prepaid expenses and other current assets	-	171,000
Deposits – workers’ compensation	1,030,000	1,722,000
Total current assets	1,030,000	10,139,000
Fixed assets, net	-	40,000
Deposits – workers’ compensation	2,581,000	5,527,000
Total assets	$3,611,000	$15,706,000

Accounts payable and other current liabilities	$-	$458,000
Payroll related liabilities	-	13,853,000
Accrued workers’ compensation cost	1,745,000	1,722,000
Total current liabilities	1,745,000	16,033,000
Accrued workers’ compensation cost	4,377,000	3,853,000
Total liabilities	6,122,000	19,886,000

Net liability	$(2,511,000)	$(4,180,000)

Reported results for the discontinued operations by period were as follows:

	For the Year Ended
	August 31, 2020	August 31, 2019
Revenues (gross billings of $120.7 million and $279.3 million less WSE payroll cost of $103.0 million and $236.3 million, respectively for Year ended)	$17,633,000	$42,986,000
Cost of revenue	16,899,000	32,509,000
Gross profit	733,000	10,477,000

Operating expenses:
Salaries, wages and payroll taxes	553,000	1,418,000
Commissions	741,000	2,531,000
Total operating expenses	1,294,000	3,949,000

(Loss) income from discontinued operations	$(561,000)	$6,528,000

During the years ended August 31, 2020 and 2019, the Company utilized fully reserved net operating loss carryforwards of approximately $24,304,000 to offset income from discontinuing operations as follows:

	For the Year Ended
	August 31 ,
	2020	2019
Provision for income tax expense
Federal tax expense	$3,436,000	$1,260,000
State tax expense	1,565,000	540,000
Total tax expense	5,001,000	1,800,000
Tax benefit for utilization of tax loss carryforwards	(5,001,000)	(1,800,000)
Provision for income tax expense from discontinued operations	$-	$-

Note 4: Liquidity

As of August 31, 2020, the Company had cash of $4.3 million and a working capital deficit of $2.8 million. Subsequent to the end of Fiscal 2020, in October 2020, the Company closed an additional equity financing for $12 million, or $10.7 million net of fees. During Fiscal 2020, the Company used approximately $15.5 million of cash from its continuing operations and repaid $1.2 million of convertible notes, after receiving $9.7 million of cash from the Vensure Asset Sale described above and closed an underwritten public offering that yielded $11.5 million in proceeds, net of offering costs. The Company has incurred recurring losses, resulting in an accumulated deficit of $119.5 million as of August 31, 2020. The recurring losses and cash used in operations are indicators of substantial doubt as to the Company’s ability to continue as going concern for at least one year from issuance of these financial statements. The Company’s plans to alleviate substantial doubt are discussed below.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. In March 2019, the Company completed a private placement of senior secured notes to certain institutional investors, raising $3.75 million ($3.3 million net of costs). Between September 1, 2019 and May 22, 2020, all convertible notes outstanding as of August 31, 2019 were repaid or converted into equity. On May 26, 2020, the Company successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. In October 2020, the Company closed an additional $12 million equity offering ($10.7 million net of costs). The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its operations, including the continued development and support of its IT and HR platform. The Company has engaged an investment banking firm to assist in (i) preparing information materials, (ii) providing advice concerning the structure, price and conditions associated with a capital raise, and (iii) organizing marketing efforts in connection with a financing transaction.

In January 2020, the Company closed the Vensure Asset Sale, pursuant to which it assigned approximately 88% of its customer contracts in exchange for $9.7 million in cash at closing and received an additional $2.5 million of cash payments made on behalf of the Company, net of $0.9 million of cash paid on behalf of Vensure. Pursuant to this transaction, the Company expects to receive an additional $5.6 million over the next four years, subject to certain closing conditions. The Company transferred $1.6 million of working capital, including $0.9 million of cash, in connection with the Vensure Asset Sale.

During Fiscal 2020, the Company instituted certain cost reductions, has reduced its anticipated monthly cash needs by approximately $1 million, and continues to experience significant growth in the number of WSEs, which it expects to generate additional administrative fees. The reduction in the Company’s monthly cash needs along with the anticipated additional administrative fees earned should mitigate its current level of operational cash burn.  The Company retained its high growth business as part of the Vensure Asset Sale, which has accounted for billings and revenue growth for the customers that existed as of January 1, 2020 and who were not transferred to Vensure. The Company also retained the rights to monetize its existing pool of WSEs, including WSEs transferred to Vensure, and has begun to roll out its delivery and scheduling applications to its customers.

The Company has been and expects to continue to be impacted by the COVID-19 pandemic, from which it has experienced both positive and negative impacts. Its current business focus is providing payroll services for the restaurant and hospitality industries, which have seen a reduction in payroll and consequently a reduction in payroll processing fees on a per WSE and per location basis. However, the Company believes that it provides the means for current and potential clients to adapt to many of the obstacles posed by COVID-19 by providing additional services such as delivery, which have facilitated an increase by the Company in its client and client location counts, resulting in recovery of billings lost during the first months of the pandemic. Beginning in June 2020, the Company’s billings per WSE and per location improved as lockdowns in its primary Southern California market were lifted. In November 2020, the State of California re-implemented lockdowns. The Company believes that many of its clients have modified their businesses after the initial lockdowns to adapt somewhat to these adverse circumstances. Nevertheless, if additional lockdowns persist, the Company’s clients delay hiring or rehiring employees, or if its clients shut down operations, the Company’s ability to generate operational cash flows may be significantly impaired.

The Company also signed a new client in July 2020 representing a significant revenue opportunity. This client provides outsourced nurses that are paid gross wages in an amount approximately three times what the Company’s typical food WSEs receive, with the Company receiving the same admin fee rates per wage dollar paid. We believe that this client will generate a significant amount of new business for the Company, as the need for nurses increases to administer COVID-19 testing and vaccination services.

The Company’s management believes that the Company’s current cash position, along with its anticipated revenue growth, expense reduction, no funded debt outstanding and anticipated financing from potential institutional investors, will be sufficient to alleviate substantial doubt and fund its operations for at least a year from the date these financials are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.

Note 5: Accounts Receivable

Accounts receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision, based on its past experiences, for other potentially uncollectible amounts. The provision for doubtful accounts during the fiscal years ending August 31, 2020 and 2019 was not material.

The Company makes an accrual at the end of each accounting period for the obligations associated with the earned but unpaid wages of its WSEs and for the accrued gross billings associated with such wages. These accruals are included in unbilled accounts receivable. The Company generally requires clients to pay invoices for service fees no later than 1 day prior to the applicable payroll date. As such the Company generally does not require collateral.

Note 6: Fixed Assets

Fixed assets consisted of the following at August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019
Equipment	$576,000	$341,000
Furniture & fixtures	348,000	348,000
Software, net of impairment	-	3,737,000
Leasehold improvements	41,000	41,000
	965,000	4,467,000
Accumulated depreciation & amortization	(390,000)	(312,000)
Fixed assets, net	$575,000	$4,155,000

Depreciation and amortization expense for the years ended August 31, 2020 and 2019, was $272,000 and $194,000, respectively.

Software consists primarily of customized software purchased from third party providers, which is incorporated into the Company’s HRIS platform and related mobile application.

Information related to capitalized software costs is as follows:

	August 31, 2020	August 31, 2019
Software costs capitalized	$3,737,000	$3,737,000
Software costs impaired	(3,737,000)	-
Software costs, Net	$-	$3,737,000

The Company has evaluated certain development costs of its software solution in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. For the years ended August 31, 2020 and 2019, no internally developed software was capitalized. A substantial portion of the capitalized software is attributable to a third party with whom the Company is in litigation. During Fiscal 2020, the Company evaluated its capital software costs in the context of the procedural status and progress of the Kadima litigation. Based on this evaluation, and the Company’s estimate of the timeline for the resolution of this matter, the Company determined the capital software costs related to certain of the applications not in use became impaired.

Note 7: Workers’ Compensation

The Company had two workers’ compensation programs in effect during the years ended August 31, 2020 and 2019. The Everest program covered corporate employees and WSEs from July 1, 2017 until June 30, 2018 and the SUNZ program has covered corporate employees and WSEs since July 1, 2018. The following table summarizes the workers’ compensation deposit from continuing operations for the years ended August 31, 2020 and 2019:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2018	$336,000	523,000	$859,000
Premiums paid	(32,000)	-	(32,000)
Paid in deposits	-	1,714,000	1,714,000
Claim losses	(33,000)	(410,000)	(443,000)
Deposit refund	(271,000)	-	(271,000)
Workers’ Comp Deposit at August 31, 2019	$-	1,827,000	$1,827,000
Paid in deposits	-	601,000	601,000
Claim losses	-	(1,399,000)	(1,399,000)
Workers’ Comp Deposit at August 31, 2020	-	1,029,000	1,029,000
Less Current Amount	-	(293,000)	(293,000)
Long Term Balance at August 31, 2020	$-	736,000	$736,000

The following table summarizes the workers’ compensation deposit from discontinued operations for the years ended August 31, 2020 and 2019:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2018	$1,180,000	1,835,000	$3,015,000
Premiums paid	(112,000)	-	(112,000)
Paid in deposits	-	6,016,000	6,016,000
Claim losses	(116,000)	(1,440,000)	(1,556,000)
Deposit refund	(952,000)	-	(952,000)
Workers’ Comp Deposit at August 31, 2019	$-	6,411,000	$6,411,000
Paid in deposits	-	2,107,000	2,107,000
Claim losses	-	(4,907,000)	(4,907,000)
Workers’ Comp Deposit at August 31, 2020	-	3,611,000	3,611,000
Less Current Amount	-	(1,030,000)	(1,030,000)
Long Term Balance at August 31, 2020	$-	2,581,000	$2,581,000

The following table summarizes the accrued workers’ compensation liability from continuing operations for the years ended August 31, 2020 and 2019:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2018	$127,000	141,000	$268,000
Claim loss development	-	1,581,000	1,581,000
Paid in losses	(33,000)	(410,000)	(443,000)
Workers’ Comp Liability at August 31, 2019	$94,000	1,312,000	$1,406,000
Claim loss development	110,000	1,628,000	1,738,000
Paid in losses	-	(1,399,000)	(1,399,000)
Workers’ Comp Liability at August 31, 2020	204,000	1,541,000	1,745,000
Less Current Amount	(78,000)	(420,000)	(498,000)
Long Term Balance at August 31, 2020	$126,000	1,121,000	$1,247,000

The following table summarizes the accrued workers’ compensation liability from discontinued operations for the years ended August 31, 2020 and 2019:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2018	$445,000	493,000	$938,000
Claim loss development	-	5,548,000	5,548,000
Paid in losses	(116,000)	(1,440,000)	(1,556,000)
Workers’ Comp Liability at August 31, 2019	$329,000	4,601,000	$4,930,000
Claim loss development	388,000	5,711,000	6,099,000
Paid in losses	-	(4,907,000)	(4,907,000)
Workers’ Comp Liability at August 31, 2020	717,000	5,405,000	6,122,000
Less Current Amount	(272,000)	(1,473,000)	(1,745,000)
Long Term Balance at August 31, 2020	$445,000	3,932,000	$4,377,000

Note 8: Accrued Payroll and Related Liabilities

Accrued payroll liabilities consisted of the following at August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019
Accrued Payroll	$1,970,000	$1,212,000
Accrued Payroll Taxes	3,324,000	984,000
Corporate employee accrued paid time off	457,000	363,000
Accrued Payroll and related liabilities	$5,752,000	$2,559,000

Accrued payroll and accrued payroll taxes represent payroll liabilities associated with the Company’s client WSEs as well as corporate employees of the Company.

Note 9: Senior Convertible Notes Payable

The Company has issued four series of senior secured convertible notes payable (collectively, the “Senior Convertible Notes”). In general, each series is convertible into shares of common stock. At August 31, 2019, the Company had $6.8 million of the Senior Convertible Notes in default. During the year ended August 31, 2020, the Company entered into a series of note amendments, exchanges, and settlements resulting in the resolution of the default conditions and subsequent repayment or conversion of all Senior Convertible Notes. The Senior Convertible Notes Payable consist of the following:

	August 31, 2020	August 31, 2019
Senior Convertible Notes, Principal	$-	$6,808,000
Less: debt discount and deferred financing costs	-	(3,457,000)
Total outstanding convertible notes, net	$-	$3,351,000
Less: current portion of convertible notes payable	-	(3,351,000)
Long-term convertible notes payable	$-	$-

As of August 31, 2019, the Company had been declared in default of its Senior Convertible Notes for not honoring conversion notices in June 2019. Three of the Company’s five institutional investors had filed litigation and the Senior Convertible Notes were considered to be in default as of August 31, 2019. See also Note 15 for additional information on the litigation related to the Senior Convertible Notes.

During the year ended August 31, 2020, the Company resolved all litigation related to its outstanding notes and all of the Senior Convertible Notes were repaid in cash or converted into common stock.  On August 31, 2019, the Company had gross principal of $6,808,000 outstanding, representing:

•	June 2018 Senior Convertible Notes due September 6, 2019 with a principal balance of $1,466,000 (the “June 2018 Notes”). The June 2018 Notes were converted or repaid in cash in January 2020 as described in the activity below.

•	Senior Convertible Notes due December 31, 2019 with a principal balance of $867,000 (the “December 2018 Notes”). The December 2018 Notes were either exchanged for December 2019 Exchange Notes and subsequently converted into common shares, converted into common shares in January 2020 or repaid in cash in January 2020 as described in the activity below.

•	Senior Convertible Notes due September 12, 2020 with a principal balance of $4,475,000 (the “March 2019 Notes”). The March 2019 Notes were either exchanged for December 2019 Exchange Notes (as defined below), converted or repaid in cash in January 2020 or exchanged for amended notes in March 2020 which were converted in the quarter ended August 31, 2020.

On December 6, 2019, the Company entered into an exchange agreement with the holder of $2,445,000 of its March 2019 Notes and $222,000 of its December 2018 Notes for new senior convertible notes (the “December 2019 Exchange Notes”). The December 2019 Exchange Notes and the related warrant and note conversion agreement revised the conversion price of the holder’s December 2018 Notes and March 2019 Notes to $40.00 per share, extended the term of the notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020 of 12.5% of the principal balance as of January 31, 2020 payable in cash, and removed certain anti-dilution terms included in certain warrants issued in March 2019 (the “March 2019 Warrants”). The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 Notes to $244,000, and from $2,445,000 for the March 2019 Notes to $2,690,000, for a combined revised principal balance of $2,934,000. On December 11, 2019, the Company issued 21,750 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration. The Company provided for up to 10% of the revised combined principal of $2,934,000 to be converted at a reduced price of $12.20 per share until January 31, 2020. In January 2020, the investor converted $293,000 in notes into 24,049 shares of common stock. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification. The Company recorded an additional note discount of $467,000 representing the combined additional shares issued, valued at $200,000 and the additional $267,000 in notes issued in the exchange.

December 2019 Exchange

The terms of the December 2019 Exchange Notes are summarized as follows:

•	Term: April 1, 2022;

•	Coupon: 0%;

•	Default interest rate: 18%;

•	10% of the revised note balance may be converted at $12.20 per share until January 31, 2020;

•	Remainder Convertible at the option of the holder at any time at a price of $40 per share but subject to down round price protection;

•	Amortization payment of 12.5% of January 31, 2020 principal balance payable in cash;

•	Alternate conversion percentage is 75% if the alternate conversion is an alternate conversion event of default as a result of bankruptcy or default related to missed amortization payment, subject to a floor conversion price of $1.84 per share, 80% for all alternate event of default conversion, or 85% if such alternate conversion is an alternate optional conversion;

•	Redemption at the option of the Company at 15% premium at any time.

In January 2020, one investor received a legal judgement for $500,000 plus default interest of $52,000. The judgment was paid in cash in January 2020, which included the repayment of $310,000 principal of the March 2019 Notes. Upon payment of the legal judgment, the litigation was resolved with this investor.

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

The Company had previously recorded $1,800,000 of accrued interest and penalties as of August 31, 2019. As a result of the settlements and resolution of litigation, the Company recorded a gain of $760,000 for the year ended August 31, 2020.

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

On March 23, 2020, the Company entered into the following Amendment and Exchange Agreements (the “Amendment and Exchange Agreements”) with certain institutional investors, pursuant to which the Company amended and restated certain existing March 2019 Notes, which included the capitalization of $59,000 of accrued default interest (the “Amended and Restated Notes”) and issued (i) convertible notes in an aggregate principal amount of $167,000 convertible into shares of common stock at a conversion price of $9.20 per share of common stock (the “Exchange Notes”), (ii) warrants to purchase an aggregate of 162,950 shares of common stock at an exercise price of $10.17 per share of common stock (the “Exchange Warrants”) and (iii) an aggregate of 82,654 shares of common stock, as described below:

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which the Company (a) issued to Alpha an Amended and Restated Note in an aggregate principal amount of $723,000, which included the capitalization of $51,000 of accrued default interest, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Alpha, issued to Alpha (i) 66,123 shares of common stock, (ii) a March 2020 Exchange Warrant to purchase 130,360 shares of common stock, and (iii) a March 2020 Exchange Note in an aggregate principal amount of $145,000.

•	On March 23, 2020, the Company entered into an Amendment and Exchange Agreement with Osher Capital Partners LLC (“Osher”) pursuant to which the Company (a) issued to Osher an Amended and Restated Note in an aggregate principal amount of $108,000, which included the capitalization of $8,000 of accrued default interest, and (b) in exchange for outstanding warrants to purchase shares of common stock held by Osher, issued to Osher (i) 16,531 shares of common stock, (ii) a March 2020 Exchange Warrant to purchase 32,590 shares of common stock, and (iii) a March 2020 Exchange Note in an aggregate principal amount of $22,000.

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

Between March 24, 2020 and May 18, 2020 CVI converted $1,829,000 of its senior convertible notes into 198,756 shares of common stock, Alpha converted $868,000 of its senior convertible notes into 94,298 shares of common stock, and Osher converted $130,000 of its senior convertible notes into 14,023 shares of common stock. These conversions resulted in full acceleration of all unamortized debt discount to expense of $2,419,000, recorded as other expense in the statement of operations as loss on conversion.

Certain conversions during Fiscal 2020 resulted in shares issued below the closing market price on the date of conversion. The Company recorded $57,000 of additional loss on conversion to the statement of operations for the year ended August 31, 2020, representing the difference in fair value between the closing share price and the conversion price on the date of issuance.

The following table rolls forward the Senior Convertible Notes balances and related deferred financing costs and note discount balances from August 31, 2019 to August 31, 2020:

	Gross Principal	Deferred Financing Costs	Note Discount	Net
Balance at August 31, 2019	$6,808,000	$(344,000)	$(3,113,000)	$3,351,000
Repayments in cash	(1,240,000)	-	-	(1,240,000)
Conversions to common stock	(6,060,000)	89,000	3,402,000	(2,569,000)
Notes issued – December 2019 exchange	267,000	-	-	267,000
Additional note discount issued – December 2019 exchange	-	-	(467,000)	(467,000)
Acceleration of discount and deferred financing cost - extinguishment	-	88,000	960,000	1,048,000
Additional notes issued – March 2020 exchange	166,000	-	-	166,000
Interest capitalized – March 2020 exchange	59,000	-	-	59,000
Additional note discount issued – March 2020 exchange	-	-	(2,825,000)	(2,825,000)
Amortization of interest expense	-	167,000	2,043,000	2,210,000
Balance at August 31, 2020	$-	$-	$-	$-

During the year ended August 31, 2020, the Company amortized $2,210,000, and for the year ended August 31, 2019, the Company amortized $1,433,000, to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the June 2018 Notes, the March 2019 Notes, March 2019 Exchange Notes, and the December 2019 Exchange Notes (as defined above).

Note 10: Stockholders’ Equity

Preferred Stock

As previously disclosed by the Company, in September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at that time.  These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock.  Upon the occurrence of certain specified events, such founding shareholders could exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of common stock on a one-for-one basis pursuant to the Restated Articles of Incorporation. The Preferred Options became exercisable to purchase shares of preferred stock upon the Vensure Asset Sale in January 2020, as discussed above. On March 25, 2020, the Company recorded an expense related to the Preferred Options in “other expense” of $62.1 million, representing the Black-Scholes value of 24,634,560 options exercisable and exchangeable into an equal number of shares of common stock.

The Company initially evaluated the Preferred Options using the Level 1 market price on the March 25, 2020 date and concluded that the market price on that date represented an illiquid market price and therefore was not a reliable valuation metric. The Company then evaluated the Preferred options on the March 25, 2020 date and valued the Preferred Options using Level 2 inputs of an estimated market price based on the cash per share received from the May 2020 Public Offering, as adjusted for the fair value of the warrants issued in conjunction with the May 2020 offering. The resulting allocated common share price was then discounted for a lack of marketability due to the lock-up provisions of the shares issuable to arrive at a Preferred Option fair value of $2.52 per option. The Company used the following assumptions to value the expense related to the Preferred Options:

Option life of 3.77 years, Risk free rate of 0.47%, volatility of 134%, exercise price of $0.0001 per share and a fair value of $3.62 per common share.

On June 4, 2020, Scott Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options for 12,500,000 shares of preferred stock. Immediately thereafter, Mr. Absher converted all 12,500,000 shares of preferred stock into 12,500,000 shares of common stock. These shares of common stock are subject to a two-year lockup from the date of the conversion. Between June 4, 2020 and August 31, 2020, an additional 294,490 Preferred Options were exercised and exchanged for a like number of common shares. As of the date of this filing, 11,840,070 Preferred Options remain outstanding and exercisable. The right to exercise the options terminates on December 31, 2023. As stated above, the amount of the Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by such founding shareholders at the time such options were issued. Accordingly, in order to confirm the original intent of the granting of up to 50,000,000 of such options to two of our founding shareholders, Mr. Absher and Stephen Holmes, at some point in the future the Company intends to adopt a second grant of options, exercisable upon the occurrence of certain specified events, granting an additional 12,500,000 options to each of Messrs. Absher and Holmes, whereby each option permits the holder to acquire one share of preferred stock of the Company for $0.0001 per share.  Each share of preferred stock will be convertible into common stock on a one-for-one basis.

May 2020 Public Offering

On May 20, 2020, the Company entered into an underwriting agreement (the “May Underwriting Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), in connection with a public offering (the “May 2020 Offering”) of an aggregate of (i) 1,898,850 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 323,310 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase 1,277,580 shares of common stock (the “May 2020 Common Warrants”), which included the partial exercise of A.G.P.’s over-allotment option to purchase 166,500 additional Common Warrants.

Each share of common stock and Pre-Funded Warrant sold in the May 2020 Offering was sold together with a May 2020 Common Warrant as a fixed combination, with each share of common stock and Pre-Funded Warrant sold being accompanied by a May 2020 Common Warrant to purchase 0.5 shares of common stock. Each share of common stock and accompanying May 2020 Common Warrant was sold at a price to the public of $5.40, and each Pre-Funded Warrant and accompanying May 2020 Common Warrant was sold at a price to the public of $5.399. The May 2020 Common Warrants were immediately exercisable and will expire on May 26, 2025 and have an exercise price of $5.40 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.

The May 2020 Offering closed on May 26, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.7 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional May 2020 Common Warrants. All Pre-Funded Warrants issued or issuable were exercised on the closing date of May 26, 2020. Pursuant to the May Underwriting Agreement, the Company, upon closing of the May 2020 Offering, issued to A.G.P. warrants to purchase up to 111,108 shares of common stock (the “May Underwriter Warrants”), which is 5.0% of the aggregate number of shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the May 2020 Offering. The May Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $5.94, which is 110% of the public offering price per share.

On June 11, 2020 the Company closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.9 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, representing the partial exercise of A.G.P.’s over-allotment option to purchase 166,500 shares of common stock at $5.40 per share.

On July 7, 2020, the Company closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.45 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, representing the partial exercise of A.G.P.’s over-allotment option to purchase 83,840 shares of common stock at $5.40 per share.

Common Stock and Warrants

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common stock and common stock equivalents are presented retroactively to reflect the reverse split.

During the year ended August 31, 2020, the Company issued the following:

•	12,794,220 shares of common stock pursuant to the exercise of Preferred Options as described above.

•	2,472,500 shares of common stock pursuant to the May 2020 Offering at $5.40 per share, as described above.

•	628,353 shares of common stock in connection with the conversion of $6,060,000 of June 2018 Notes, December 2018 Notes, March 2019 Notes, and December 2019 Exchange Notes payable and $178,000 of related default interest payable.

•	82,653 shares of common stock valued at $552,000 to two senior convertible note holders as an inducement to eliminate the March 2019 Warrants and as partial consideration to amend the senior notes to a fixed conversion price.

•	21,750 shares of common stock valued at $200,000 as an inducement to exchange $2.7 million of March 2019 Notes for $2.9 million of December 2019 Exchange Notes.

•	6,275 shares of common stock for a warrant exercise for cash proceeds of $33,000.

•	856 shares of common stock to two directors for services rendered valued at $75,000.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2019	107,409	4.3	$83.21
Issued	1,840,773	5.1	7.03
(Cancelled)	(45,698)	4.3	78.13
(Exercised)	(6,275)	3.6	5.29
Warrants outstanding, August 31, 2020	1,896,209	4.8	$8.42
Warrants exercisable, August 31, 2020	1,472,540	4.7	$7.91

The warrant reconciliation table above excludes 323,310 Pre-Funded warrants that were originally subscribed to be issued in conjunction with the underwritten offering closing on May 26, 2020. The Pre-Funded warrants were to be sold at $5.399 per share and exercisable at $0.001 per share but were all exercised and fully paid prior to the May 26, 2020 closing. The 323,310 shares are included in the 2,222,160 common share count reported above for the underwritten public offering.

The following tables summarize the Company’s warrants outstanding as of August 31, 2020:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
May 2020 Common Warrants	1,277,580	4.7	$5.40
May 2020 Underwriter Warrants	111,108	4.7	5.40
March 2020 Exchange Warrants (1)	423,669	5.1	10.17
Amended March 2019 Warrants (2)	66,288	3.5	40.00
March 2019 Services Warrants	3,366	3.5	70.00
June 2018 Warrants	6,276	3.3	40.00
June 2018 Services Warrants	5,422	3.3	99.60
2017 PIPE Warrants	2,500	1.8	276.00
	1,896,209	4.8	$7.91

(1)	Warrants were issued in conjunction with the March 2020 Agreements as described in Note 9 above. Warrants are not exercisable until September 23, 2020.

(2)	Warrants include 13,015 March 2019 Warrants that were amended in December 2019 to modify the exercise price to a fixed exercise price of $40.00 per share from $70 per share and an additional 53,273 warrants issued during the December 2019 Note exchange.

All warrants outstanding and exercise prices have been adjusted to reflect the 1 for 40 reverse split.

Note 11: Stock Based Compensation

Employee Stock Option Plan Increase

On July 1, 2020, the board of directors unanimously approved an increase in the number of shares of common stock issuable under the Company’s 2017 Stock Option/Stock Issuance Plan from 250,000 to 3,000,000, subject to approval by a majority of the Company’s shareholders no later than the next regularly scheduled annual shareholders meeting. Also on July 1, 2020, the board approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,235,159 shares of the Company’s common stock at an exercise price of $5.40 per share, which was the closing price of the Company’s common stock as reported by Nasdaq at the close of trading on the day of the board’s action. Of the options awarded, 995,000 are designated as “incentive stock options” (“ISO”), and 280,159 are designated as “non-qualifying” (“NQ”) or “non-statutory” options under the Internal Revenue Code. These options have a 10-year life, and will vest over a four-year period, with 25% vesting on July 1, 2021, and the remainder vesting ratably on a quarterly basis over the following three years. During the three months ended August 31, 2020 an additional 270,937 ISOs were granted at prices between $3.44 and $5.40, the closing price on the date of grant and 148,959 of the options granted between July 1, 2020 and August 31, 2020 were cancelled. The remaining 1,357,137 options are reported as non-exercisable in the table below.

The Company recognized approximately $1,300,000 and $369,000 of compensation expense for the years ended August 31, 2020, and 2019, respectively. During the year ended August 31, 2020, the Company fully vested all options granted to personnel who were terminated as a result of the Vensure Asset Sale, as described above, which resulted in the acceleration of 9,737 options and $483,000 of stock-based compensation recorded in “stock-based compensation – general and administrative.”

At August 31, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.8 years for outstanding grants was $5.7 million.

A summary of option activity is as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)
Balance, August 31, 2018	33,719	9.77	$138.00
Granted	36,073	10.0	$43.60
Exercised	–	–	$–
Forfeited	(19,043)	8.06	$111.20
Balance, August 31, 2019	50,749	9.0	$95.20
Granted	1,506,096	10.0	$5.30
Exercised	–	–	$–
Forfeited	(158,105)	9.6	$56.08
Balance at August 31, 2020	1,398,740	9.51	$8.18

Options outstanding as of August 31, 2020 and 2019 had aggregate intrinsic value of $22,000 and $575,000, respectively.

At August 31, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 3.7 years for outstanding grants was $6.0 million.

Option vesting activity was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)
Balance, August 31, 2018	4,513	8.6	$182.40
Vested	7,410	8.6	$137.20
Exercised	–	–	$–
Forfeited	(1,632)	8.1	$164.40
Balance, August 31, 2019	10.291	8.0	$152.80
Vested	19,414	8.1	$89.06
Exercised	–	–	$–
Forfeited	(1,295)	6.4	$140.09
Balance at August 31, 2020	28,410	7.2	$115.10

The following table summarizes information about stock options outstanding and vested at August 31, 2020:

	Options Outstanding				Options Vested
			Weighted
			Average	Weighted		Weighted	Weighted
	Number	Number	Remaining	Average	Number	Remaining	Average
	of Options not	of Options	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Exercisable	Exercisable	Life	Price	Options	Life	Price
			(In years)			(In years)
$3.44-10.00	1,357,137	-	9.9	$5.31	-	-	$-
$10.01-$40.00	-	3,917	8.8	23.00	1,636	8.8	24.84
$40.01–$80.00	-	13,509	8.6	51.21	7,798	8.6	51.22
$80.01–$120.00	-	10,427	7.7	102.92	7,295	7.7	102.63
$120.01–$160.00		12,625	7.0	155.28	10,558	7.0	155.41
$160.01-$391.60	-	1,124	6.9	391.60	1,124	6.9	391.60
	1,357,137	41,603	7.7	$8.17	28,411	7.2	$115.09

The options not exercisable were conditionally granted by the Company’s board of directors between July 1, 2020 and August 31, 2020 and are not exercisable until shareholder approval is received for the increase in the option pool as discussed above.

The number of options and exercise prices have been presented retroactively for the 1 for 40 reverse stock split, which was effective on December 17, 2019.

Note 12: Related Parties

J. Stephen Holmes, our non-employee Sales Manager, is an advisor to and significant shareholder of the Company, when giving effect to unexercised Preferred Options convertible into shares of the Company’s common stock. On June 6, 2019, the Company advanced $325,000 in cash to Mr. Holmes as payment for consulting services. On July 18, 2019, Mr. Holmes repaid the advance by returning 558,132 shares of common stock valued at $0.58 per share. The Company classified these shares as treasury stock, which it retired in Fiscal 2020.

The Company incurred $750,000 in professional fees for management consulting services in the years ended August 31, 2020 and 2019, respectively.

On December 23, 2019, the Company issued 428 shares to each of Sean Higgins and Whitney White, both directors of the Company at the time of the share issuance, in settlement of shares promised in December 2018 but not issued. The fair value on the date issued for the combined issuance of 856 shares was $75,000.

Note 13: Income Taxes

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

Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows :

	August 31,
	2020	2019
Deferred tax liabilities:
Depreciation	$(111,000)	$(122,000)
Software development costs	(265,000)	(845,000)
Note receivable	(1,132,000)	-
Total deferred tax liabilities	(1,508,000)	(967,000)

Deferred tax assets:
Net operating loss carryforward	9,362,000	(9,157,000)
Business interest	3,087,000	(2,539,000)
Workers’ compensation accruals	2,202,000	1,763,000
Stock-based compensation	759,000	354,000
Deferred rent	14,000	15,000
Total deferred tax assets	15,424,000	13,828,000
Valuation allowance	(13,916,000)	(12,861,000)
Total net deferred tax assets	$1,508,000	$967,000
Net deferred tax assets	$-	$-

Income tax expense consists of the following:

	For the Year Ended
	August 31,
	2020	2019
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(4,670,000)	3,162,000
State	(1,915,000)	197,000
Total deferred	(6,584,000)	3,359,000
Change in valuation allowance	$6,584,000	$(3,359,000)
Total Income Tax Expense (Benefit)	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows :

	August 31,	August 31,
	2020	2019
Federal statutory rate (21%)	$19,000,000	$2,673,000
Non-deductible penalties and other permanent differences	(49,000)	(430,000)
State taxes (8.84%)	1,688,000	1,116,000
Redetermination of prior year taxes	(184,000)	-
Loss on debt extinguishment	(747,000)	-
Preferred option exchange expense	(13,039,000)	-
Loss on inducement	(453,000)	-
Change in fair value of derivative and warrant liability	368,000	-
Change in valuation allowance	(6,584,000)	(3,359,000)
Net income tax provision	$-	$-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2020, and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.

As of August 31, 2020, and 2019, the Company had cumulative net operating loss carryforwards of approximately $34,115,000 and $30,686,000 respectively, which begin to expire in 2029. The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent, depreciation and workers’ compensation accrual. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2020 and 2019 was approximately $6,584,000 and $3,359,000, respectively.

The Company’s net operating losses (“NOL”) may be limited by the provisions of IRC Section 382, for which the Company has not performed an analysis of the potential limitations. These limitations will be imposed when the Company attains taxable income against which the NOL will be utilized. The company had NOLs of $19,971,000 and $3,843,000 during the periods ending August 31, 2020 and 2019, respectively. These NOLs have an indefinite life but are limited to 80%. As explained above, the Company has determined that it is more likely than not that the Company’s deferred tax assets related to NOL Carryforwards will not be utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit.

The Company is subject to taxation in the U.S. The tax years for 2017 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure. The Company does not expect a material change to this assessment over the 12 months following August 31, 2020.

Note 14: Commitments

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

Effective August 13, 2020, the Company entered into a non-cancelable seven-year operating lease for its Miami facility commencing October 2020 through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease payments under non-cancelable operating leases at August 31, 2020, are as follows:

Years ended August 31,
2021	$1,223,000
2022	1,360,000
2023	1,044,000
2024	1,075,000
2025	1,108,000
Thereafter	1,652,000
Total minimum payments	$7,462,000

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the years ended August 31, 2020 and 2019.

Share Repurchase Plan

On July 9, 2019, the Company’s board of directors authorized the repurchase of up to 10 million shares of its outstanding common stock as market conditions warrant over a period of 18 months. The Company has not implemented the share repurchase plan to date and has not repurchased any shares under the plan.

Note 15: Contingencies

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

Convertible Note Related Litigation

During calendar 2019, three of the Company’s convertible note holders filed legal complaints. During the year ended August 31, 2020, all convertible note related litigation was resolved as follows:

Alpha Capital v. ShiftPixy, Inc.

On July 3, 2019, the Company was served with a complaint filed by Alpha in the United States District Court, Southern District of New York, alleging breach of contract for refusing to honor the conversion of certain convertible notes, specifically one for $310,000 submitted on June 20, 2019. Alpha sought an injunction requiring the Company to issue 25,000 shares of common stock, damages for the claimed breaches, and attorneys’ fees. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery, which was completed in September 2019. As of November 30, 2019, the Company had convertible notes outstanding with Alpha for approximately $1.7 million consisting of $0.3 million of the June 2018 Notes, $0.2 million of the December 2018 Notes, and $1.2 million of the March 2019 Notes. In January 2020, Alpha was awarded a judgment for $500,000 consisting of the $310,000 of notes and $190,000 of damages, and was also awarded accrued interest of $51,000. On January 16, 2020 Alpha converted all remaining June 2018 Note and December 2018 Note balances at $12.20 per share. On January 20, 2020, the Company paid the damages award, including interest in cash, and resolved the litigation.

Dominion Capital LLC v. ShiftPixy, Inc.

On July 18, 2019, the Company was served with a complaint filed by Dominion Capital LLC (“Dominion”) in the United States District Court, Southern District of New York, alleging breach of contract in refusing to honor the conversion of certain convertible notes. Dominion sought injunctive relief to prohibit buyback, breach of contract on the June 2018 Notes, the December 2018 Notes, and the March 2019 Notes, and declaratory judgment. In August 2019, the court denied the motion for a preliminary injunction but granted accelerated discovery, which was completed in September 2019. On January 22, 2020, the Company settled all claims, repaid all remaining notes and cancelled all related warrants by issuing 83,593 shares of common stock on the date of issuance and making a cash payment of $1,322,000.

MEF I, LP v. ShiftPixy, Inc.

On August 27, 2019, MEF I, LP (“MEF”) filed a complaint in the United States District Court, Southern District of New York. MEF sought monetary relief of $2.1 million and to appoint themselves as receiver of the Company. As of August 31, 2019, the Company had convertible notes outstanding to MEF of approximately $0.7 million face value, consisting of approximately $0.5 million and $0.2 million for the June 2018 Notes and the December 2018 Notes, respectively. In November 2019, the Company formally opposed MEF’s request to be appointed as receiver. On January 17, 2020, the Company and MEF settled all claims, pursuant to which the Company repaid all note principal outstanding, accrued damages, and accrued interest, and cancelled the June 2018 Warrants with the issuance of 20,000 shares of common stock and a cash payment of $725,000.

See also Note 9 above.

Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Report, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima refused to continue development work, denied access to developed software, and refuses to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In addition to the non-delivery of the paid for user features, Kadima asserts that it is owed additional funds to turn over the work completed. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020 the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Discovery is underway, and a trial date has not been set.

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

Radaro Litigation

On July 9, 2020, we were served with a complaint filed by one of our former software vendors, Radaro Inc., in the United States District Court for the Central District of California, alleging damages arising from claims sounding in breach of contract and fraud. By Order filed October 21, 2020, the Court dismissed plaintiff’s claims for fraud and for punitive damages, with leave to replead. The Company denies plaintiff’s claims and is defending the lawsuit vigorously. Discovery is underway, and the Court has set a trial date of March 1, 2022.

Note 16: Subsequent Events

Diamond Litigation

On September 8, 2020, a former financial advisor to the Company filed a Complaint in the United States District Court for the Southern District of New York naming the Company and one of its officers as defendants. The Complaint asserts multiple causes of action, all of which stem from plaintiff’s claim that he is entitled to compensation from the Company, in the form of warrants to purchase ShiftPixy common stock, based upon a prior agreement to provide financial advisory services to the Company in connection with a prior transaction. The Company and the named officer deny the plaintiff’s allegations, and have moved to dismiss plaintiff’s complaint in its entirety.

October 2020 Public Offering

On October 8, 2020, the Company entered into an underwriting agreement (the “October Underwriting Agreement”) with A.G.P. in connection with a public offering (the “October 2020 Offering”) of an aggregate of (i) 4,000,000 shares of its common stock and (ii) warrants to purchase 2,300,000 shares of common stock (the “October 2020 Common Warrants”), which included the partial exercise of A.G.P.’s over-allotment option to purchase 300,000 additional October 2020 Common Warrants.

Each share of common stock was sold together with an October 2020 Common Warrant as a fixed combination, with each share of common stock sold being accompanied by an October 2020 Common Warrant to purchase 0.5 shares of common stock. Each share of common stock and accompanying October 2020 Common Warrant was sold at a price to the public of $3.00. The October 2020 Common Warrants were immediately exercisable and will expire on October 13, 2025 and have an exercise price of $3.30 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.

The October 2020 Offering closed on October 14, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.4 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, the Company, upon closing of the October 2020 Offering, issued to A.G.P. warrants to purchase up to 200,000 shares of common stock (the “October Underwriter Warrants”), which is 5.0% of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $3.30, which is 110% of the public offering price per share.

ShiftPixy Labs Lease

In October 2020, the Company signed a lease for 23,500 of space located at 4101 NW 25 Street, Miami FL 33142, to house ghost kitchens and production facilities associated with ShiftPixy Labs. The landlord is Runway 1 LLC, and the lease term is for 64 months, with an expiration date of February 28, 2026.

Management has evaluated subsequent events pursuant to the issuance of the consolidated financial statements and has determined that, other than listed above, no other reportable subsequent events exist through the date of these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Form 10-K as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of period covered in this report, disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate finance and accounting personnel.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a -15(f) and Rule 15d -15 (f) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or due to the possibility that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2020, based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of August 31, 2020, management concluded that internal controls over financial reporting were not effective as of August 31, 2020. The Company will be implementing further internal controls throughout its fiscal year ending August 31, 2021, so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses detected relate to the following:

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small, and for the early part of Fiscal 2020 we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with U.S. GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During Fiscal 2020, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. That plan was not fully implemented during the year and will continue into Fiscal 2021. During Fiscal 2020, however, the Company engaged outside experts to perform non-routine analyses for valuation of options and other derivative related expenses as well as to prepare the Company’s income tax provisions and to review the discontinued operations accounting and disclosures. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

The Company did not perform an effective risk assessment or monitor internal controls over financial reporting including completing the documentation and procedures surrounding its IT environment, controls over cut-off procedures, accounting for capitalized software, discontinued operations, segregation of duties, and corporate oversight functions. The Company will continue its assessment on a quarterly basis. During the reporting of our financial results for Fiscal 2020, we discovered errors surrounding the accounting for our discontinued operations, in particular the classification of client billings, revenues, and cost of revenues between continued and discontinued operations, which required a reclassification of revenues and cost of revenues from continuing operations to discontinued operations for the nine months ended May 31, 2020 and for each reported quarter therein, and evaluation of impairment for long term assets. There was no material impact to the Company’s balance sheet or income statement other than reclassifications between continuing and discontinued operations. We have reviewed and are in the process of addressing the control inadequacies by hiring outside consultants to supplement our staff in analyzing and reviewing the transaction in question that created the need to classify historical income statement activity as discontinued operations.

The Company plans to hire additional personnel and external resources to further mitigate these material weaknesses.

Once the remediation plan for each material weakness is fully implemented, the identified material weaknesses in internal control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated and the internal controls over financial reporting are effective. The Company will work to design, implement and rigorously test these new controls in order to make these final determinations.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

Changes in Internal Control Over Financial Reporting

Other than the changes to the internal controls over financial reporting discussed above, there were no changes that have occurred during the year ended August 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

On November 23, 2020, the Company notified Nasdaq that it is not in compliance with the audit committee composition requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to one vacancy on its audit committee. On February 10, 2020, Sean Higgins, a member of the audit committee, resigned from the board of directors, effective April 1, 2020. The Company is evaluating the appropriate composition of its board committees and fully intends to regain compliance with Rule 5605(c)(2)(A) within the applicable cure period.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our board of directors elects our executive officers annually, at a meeting following the annual meeting of shareholders. Our board of directors can also elect persons to fill any executive officer vacancies. Each officer holds such office until his successor is elected and qualified, or until his or her death, earlier resignation or removal. The following table sets forth information regarding our executive officers and directors as of November 30, 2020:

Name	Position	Age
Scott W. Absher	President, Chief Executive Officer and Director	60
Kenneth W. Weaver(1) (2) (3)	Independent Director	66
Domonic J. Carney	Chief Financial Officer	54
Robert Gans	General Counsel	55
Whitney White(1) (2) (3)	Independent Director	44
Christopher Sebes	Independent Director	66
Amanda Murphy	Director	36

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominations Committee.

Executive Officers

Scott W. Absher has served as our President, Chief Executive Officer and director since our formation in June 2015. Since February 2010 he has also been President of Struxurety, a business insurance advisory company. As a member of our board of directors, Mr. Absher contributes significant industry-specific experience and expertise to our insurance products and services and has a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and managing business operations.

Domonic Carney has served as our Chief Financial Officer since August 4, 2019. Mr. Carney began his career at Deloitte & Touche where he audited high tech startups in Palo Alto, CA. Mr. Carney brings substantial experience in small, high-growth companies as well as over fifteen years of C-Level experience in micro-cap public companies. Between 1994 and 2001, Mr. Carney worked for various high-tech startups in Silicon Valley, CA, including software development, internet, and internet service providers in increasing levels of responsibility. From 2001 until 2004, Mr. Carney was the Finance Director in San Diego, CA providing finance support for the Western half of the US Operations of Danka Office Imaging. From 2005 to 2012, Mr. Carney served as the Chief Financial Officer for Composite Technology Corporation (CPTC-OTC), an energy equipment and technology company that grew from pre-revenue to over $75 million a year between 2005 and 2008. Between 2012 and 2014, Mr. Carney provided C-Level finance and accounting consulting services to manufacturing, health care, energy, and technology companies in San Diego and Irvine, CA. From 2014 until 2019 Mr. Carney served as the Chief Financial Officer for Ener-Core, Inc. (ENCR-OTC), an energy technology company located in Irvine, CA. Mr. Carney holds a Masters in Accounting degree from Northeastern University, a Bachelors of Arts in Economics from Dartmouth College, and is licensed as a Certified Public Accountant (inactive status) in the State of California.

Robert Gans has served as our General Counsel since June 15, 2020, having spent the past 30 years as a litigator specializing in securities fraud, accountants’ liability and corporate governance. Prior to joining ShiftPixy, from 2009 to 2020, Mr. Gans maintained his own law office, where his activities included advising corporate boards with respect to their fiduciary duties and disclosure obligations. Previously, Mr. Gans was a partner at the law firm of Bernstein Litowitz Berger & Grossmann LLP and began his career at the law firm of Schulte, Roth & Zabel. Mr. Gans holds a Juris Doctor degree from New York University School of Law, a Bachelors of Arts in Government from Dartmouth College, and is an active member of the Bars of New York and California.

Independent Directors

Kenneth W. Weaver has served as an independent director since December 5, 2016. Mr. Weaver currently serves as the chairman of the Audit Committee and is also a member of the Compensation Committee and the Nominations Committee. Since April 2012, Mr. Weaver has been the sole proprietor of Ken Weaver Consulting, providing operations consulting for TVV Capital, a Nashville Private Equity firm. Before his service with TVV, Mr. Weaver spent over 30 years with Bridgestone Corporation, having served in various responsible leadership roles, including as President, Bridgestone North American Tire Commercial Sales, Chief Financial Officer, Bridgestone Americas, and Chairman, CEO and President, Firestone Diversified Products. Mr. Weaver earned both his bachelor’s degree in business and his Master of Business Administration degree from Pennsylvania State University. Mr. Weaver’s substantial financial background qualifies him as an audit committee financial expert under applicable rules.

Whitney White has served as an independent director since September 28, 2017. Mr. White serves as the chairman of the Compensation and Nominations Committees, and is also a member of the Audit Committee. Since April 2017, Mr. White has been Chief Operating Officer and Chief Technology Officer of Prime Trust, LLC, a Nevada chartered trust company. Before his service with Prime Trust, Mr. White spent 17 years with W.R. Hambrecht + Co., LLC, an investment banking, advisory and brokerage firm that was the underwriter of our Regulation A offering. At W.R. Hambrecht + Co., LLC, Mr. White served in various executive roles, including as Chief Technology Officer and Managing Director, Equity Capital Markets. Mr. White earned a bachelor’s degree in computer science & psychology from Hamilton College, a Master of Business Administration degree in finance and accounting from Columbia University’s Graduate School of Business, and a Master of Business Administration degree in technology and entrepreneurship from the University of California Berkeley’s Hass School of Business. Mr. White holds a Series 79 license as an Investment Banking Representative, a Series 24 license as a General Securities Principal, and a Series 7 license as a General Securities Representative. As a member of our board of directors, Mr. White contributes decades of leadership and management experience building and advising early stage, technology-driven companies. Based on his investment banking experience, Mr. White has significant corporate finance and governance expertise. As an experienced senior technologist, Mr. White provides years of experience applying technology to enhance traditional business processes.

Christopher Sebes has served as an independent director since February 7, 2020. From August 2004 to July 2014, he served as the CEO of XPIENT Solutions, a full-service, global provider of solutions for food ordering, digital menus, drive-thru management, kitchen management, inventory, labor and scheduling analytics. From November 2014 to July 2019, Mr. Sebes served as the President of Xenial, Inc., a cloud-based restaurant and retail management platform. Since August 2019, Mr. Sebes has been a partner and member of the board of directors of Results Thru Strategy, Inc., a strategic advisory firm specializing in restaurants, hotels, and technology companies serving those industries. Since September 2019, he has also served as a member of the board of advisors of Valyant AI, which has developed a proprietary conversational AI platform that integrates with existing mobile, web, call ahead, kiosk and drive-thru platforms. Mr. Sebes received his degree in Hotel and Restaurant Management from the University of Portsmouth (Hampshire, United Kingdom) in 1975. Mr. Sebes brings to our board of directors his innovative thought leadership and extensive knowledge of restaurant industry technology both in the United States and abroad.

Other Directors

Amanda Murphy has served as a director since February 10, 2020. Prior to her election to our board of directors, Ms. Murphy served and continues to serve as our Director of Operations and has been vital to our success and growth in that position. Ms. Murphy has been active in the operations side of the staffing industry at a senior level since 2007. Ms. Murphy received her certificate in HR Management from California State University – Long Beach in 2007. Ms. Murphy also studied law at Taylor University in Selango, Malaysia.

Family Relationships

There are no family relationships between any of our current officers or directors.

Board of Directors

Composition of Our Board of Directors

As of November 30, 2020, our board of directors consisted of five members. Our directors are elected at our annual meeting of shareholders. In addition, directors may be elected to fill vacancies and newly created directorships by our board of directors. Each director holds the office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified; provided, however, that directors can be elected for a term not to exceed five (5) years.

We have no formal policy regarding board diversity. In selecting board candidates, we seek individuals who will further the interests of our shareholders through an established record of professional accomplishment, the ability to contribute positively to our collaborative culture, knowledge of our business and understanding of our prospective markets.

Committees of Our Board of Directors

Audit Committee

Our Audit Committee consists of Messrs. Weaver and White. Mr. Weaver serves as the chairman of the Audit Committee and qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules. In making a determination on which member will qualify as a financial expert, our board of directors considers the formal education and nature and scope of such member’s previous experience.

Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal accounting function;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from our registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal accounting staff, registered public accounting firm and management;

•	reviewing and approving or ratifying related party transactions; and

•	preparing audit committee reports required by SEC rules.

Compensation Committee

Our Compensation Committee consists of Messrs. Weaver and White, with Mr. White serving as chairman. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. The Compensation Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives with respect to our Chief Executive Officer;

•	making recommendations to our board of directors with respect to the compensation of our Chief Executive Officer and our other executive officers;

•	overseeing evaluations of our senior executives;

•	reviewing and assessing the independence of compensation advisers;

•	overseeing and administering our equity incentive plans;

•	reviewing and making recommendations to our board of directors with respect to director compensation;

•	reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure; and

•	preparing the compensation committee reports required by SEC rules.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, officers or employees of the Company. None of our executive officers currently serve, or in the past year have served, as a member of our board of directors or the compensation committee of any entity that has one or more executive officers on our board of directors or Compensation Committee.

Nominations Committee

Our Nominations Committee consists of Messrs. Weaver and White, with Mr. White serving as chairman. The Nominations Committee’s responsibilities include:

•	identifying individuals qualified to become board members;

•	recommending to our board of directors the persons to be nominated for election as directors and to be appointed to each committee of our board of directors;

•	reviewing and making recommendations to our board of directors with respect to management succession planning; and

•	overseeing periodic evaluations of board members.

Board Leadership Structure and Risk Oversight

Our board of directors oversees our business and considers the risks associated with our business strategy and decisions. Our board of directors currently implements its risk oversight function as a whole. Each of the board committees also provides risk oversight in respect of its areas of concentration and reports material risks to our board of directors for further consideration.

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

In selecting our independent directors, our board of directors considered the relationships that each such person has with our company and all the other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person. Using this definition of independence, we have determined that three directors, Kenneth Weaver, Whitney White, and Christopher Sebes, are independent directors.

Legal Proceedings

Unless otherwise indicated, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities,

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated,

•	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity,

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity, or

•	Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.

Administrative Order and Settlement with State Securities Commissions

On June 25, 2013, the Alabama Securities Commission issued a Cease and Desist Order (the “Order”) against Scott W. Absher and other named persons and entities, requiring that they cease and desist from further offers or sales of any security in the State of Alabama. The Order asserts that Mr. Absher was the president of a company that issued unregistered securities to certain Alabama residents, that he was the owner of a company that was seeking investments, and that in March 2011 he spoke to an Alabama resident who was an investor in one of the named entities. The Order concludes that Mr. Absher and others caused the offer or sale of unregistered securities through unregistered agents. While Mr. Absher disputes many of the factual statements and specifically that he was an owner or officer of any of the entities involved in the sale of the unregistered securities to Alabama residents or that he authorized any person to solicit investments for his company, in the interest of allowing the matter to become resolved, he did not provide a response.

Legal Matters Related to J. Stephen Holmes

J. Stephen Holmes is a co-founder and currently an independent contractor and holder of a substantial number of Preferred Options which, if exercised and converted to common stock, would render him a significant shareholder of the Company. As a condition of certifying our common stock for a Nasdaq listing, Mr. Holmes agreed to the disclosure of his prior conviction for acts related to making false statements in relation to two quarterly IRS Form 941 Employer Federal Quarterly tax returns, one in 1996 and the second in 1997, for a company for which he was at the time an officer. The former company is not affiliated or related to us in any way. As an independent contractor with us, Mr. Holmes is focusing upon building a sales network and providing consulting in relation to workers’ compensation programs as well as ACA health insurance programs, and as such is not involved in any part of the accounting or tax paying and IRS return filing areas of our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Our directors and executive officers have filed such reports as required, other than as noted below.

Delinquent Section 16(a) Reports

Christopher Sebes was not timely in the filing of his Initial Statement of Beneficial Ownership of Securities on Form 3 during the fiscal year ended August 31, 2020.

Amanda Murphy was not timely in the filing of her Initial Statement of Beneficial Ownership of Securities on Form 3 during the fiscal year ended August 31, 2020.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation paid during the two fiscal years ended August 31, 2020 and 2019, to the named executive officers.

Name and Principal Position	Year	Salary ($)		Stocks Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Scott W. Absher	2020	750,000		—	—		—	—	750,000
President, Chief Executive Officer and Director	2019	750,000		—	—		—	—	750,000
Domonic J. Carney	2020	350,000		—	269,313	(2)	—	—	619,313
Chief Financial Officer	2019	12,115	(3)	—	—		—	—	12,115
Robert Gans	2020	72,917	(4)	—	219,100	(5)	—	—	292,017
General Counsel	2019	—		—	—		—	—	—

(1)	The amount shown for option awards represents the grant date fair value of such awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. This amount does not correspond to the actual value that may be realized by the named executive officers upon vesting or exercise of such award. For information on the assumptions used to calculate the value of the awards, refer to Note 11 to the Consolidated Financial Statements.

(2)	Represents 61,459 options issued pursuant to the 2017 Plan on July 1, 2020, conditional upon shareholder approval, exercisable at a price of $5.40 per share, which is estimated to have been the fair market value price per share at the time of the award.

(3)

Mr. Carney joined our company on August 4, 2019 and received an annual salary of $350,000 for Fiscal 2019, (pro-rated to reflect the portion of Fiscal 2019 that he was employed by the Company), and Fiscal 2020. On November 6, 2020, the board of directors, acting upon the recommendation of its compensation committee, approved an increase in Mr. Carney’s annual salary to $450,000, effective November 1, 2020.

(4)

Mr. Gans joined our company on June 15, 2020 and received an annual salary of $350,000 for Fiscal 2020 (pro-rated to reflect the portion of Fiscal 2020 that he was employed by the Company). On November 6, 2020, the board of directors, acting upon the recommendation of its compensation committee, approved an increase in Mr. Gans’ annual salary to $450,000, effective November 1, 2020.

(5)	Represents 50,000 options issued pursuant to the 2017 Plan on July 1, 2020, conditional upon shareholder approval, exercisable at a price of $5.40 per share, which is estimated to have been the fair market value price per share at the time of the award.

Agreements Regarding Change in Control and Termination of Employment

None

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of August 31, 2020. This table includes unexercised and unvested options and equity awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott W. Absher
President, Chief Executive Officer and Director	1,250	—	160.00	3/15/2027
Domonic J. Carney
Chief Financial Officer	—	61,459	5.40	6/30/2030
Robert Gans
General Counsel	—	50,000	5.40	6/30/2030

Director Compensation

Our directors classified as employees receive no additional compensation for services as directors of the Company. The following table summarizes the compensation paid to our non-employee directors during Fiscal 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		Option Awards ($)	All Other Compensation ($)	Total ($)
Scott W. Absher(3)	—	—		—	—	—
Kenneth W. Weaver	90,000			—	—	90,000
Whitney J. White	90,000	37,500	(4)	—	—	127,500
Sean C. Higgins(5)	35,000	37,500	(6)	—	—	72,500
Christopher Sebes(7)	49,000	—		—	—	49,000
Amanda Murphy(8)	—	—		—	—	—

(1)	Represents monthly board of director fees paid or payable in cash during Fiscal 2020.

(2)	Represents annual value of stock awards issued during Fiscal 2020 under our 2017 Plan.

(3)	Mr. Absher did not receive any compensation for his services as a director during Fiscal 2020.

(4)	Pursuant to the terms of Mr. White’s director agreement, we issued 428 shares of common stock on December 23, 2019, valued at $37,500 or $87.62 per share.

(5)	Mr. Higgins resigned from our board of directors on February 10, 2020, effective April 1, 2020.

(6)	Pursuant to the terms of Mr. Higgins’ director agreement, we issued 428 shares of common stock on December 23, 2019, valued at $37,500 or $87.62 per share.

(7)	Mr. Sebes joined our board of directors on February 7, 2020.

(8)	Ms. Murphy joined our board of directors on February 10, 2020.

Equity Incentive Plans

In March 2017, we adopted the 2017 Plan. The 2017 Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options and stock. We have reserved, subject to shareholder approval, a total of 3,000,000 shares of common stock for issuance under the 2017 Plan. Of these shares, approximately 43,415 shares have been designated by our board of directors for issuance through October 6, 2020. Approximately 38,000 of the options have been forfeited and returned to the option pool under the 2017 Plan as a consequence of employment terminations. Unless the Plan Administrator under the 2017 Plan determines otherwise, each option is immediately exercisable and the shares subject to such option will vest pursuant to each grant notice.

On July 1, 2020, our board of directors unanimously approved an increase in the number of shares of common stock issuable under our 2017 Plan from 250,000 to 3,000,000, subject to approval by a majority of our shareholders no later than the next regularly scheduled annual shareholders meeting. Also, on July 1, 2020, our board of directors approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,235,159 shares of our common stock at an exercise price of $5.40 per share, which was the closing price of our common stock as reported by Nasdaq at the close of trading on the day of our board of directors’ action. Of the options awarded, 995,000 are designated as “incentive stock options”, and 280,159 are designated as “non-qualifying” or “non-statutory” options under the Code. These options have a 10-year life and will vest over a period of time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal quarterly installments over the next 12 quarters of service.

Between July 2, 2020 and October 6, 2020, we awarded additional options to purchase 230,000 shares of our common stock. These options have the same vesting terms as the options awarded on July 1, 2020 and were each priced on the closing market price of their grant date with a weighted average exercise price of $4.92 per share. Between July 2, 2020 and October 6, 2020, a total of 71,922 of the options awarded on July 1, 2020 were cancelled.

Employment Agreements with our Named Executive Officers

On March 23, 2016, we entered into an offer letter agreement with Scott W. Absher, our President and Chief Executive Officer (the “Absher Offer Letter”), which included certain provisions related to the executive’s compensation. The Absher Offer Letter provides for a full-time exempt position, an annual base salary and standard employee benefit plan participation.

On July 16, 2019, we entered into an offer letter agreement with Domonic J. Carney, our Chief Financial Officer (the “Carney Offer Letter”). The Carney Offer Letter provides for at-will employment, a monthly salary of $29,166.67, participation in the 2017 Plan and standard employee benefit plan participation.

On June 7, 2020, we entered into an offer letter agreement with Robert Gans, our General Counsel (the “Gans Offer Letter”). The Gans Offer Letter provides for at-will employment, a monthly salary of $29,166.67, participation in the 2017 Plan and standard employee benefit plan participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 31, 2020, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 28,742,216 shares of common stock deemed to be outstanding as of August 31, 2020. In addition, shares of common stock that may be acquired by the stockholder within 60 days of August 31, 2020, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated, the business address for each stockholder listed is c/o ShiftPixy, Inc., 501 Brickell Key Drive, Suite 300, Miami, FL 33131.

Executive Officers and Directors	Number of Shares Beneficially Owned	Number of Shares Acquirable	Beneficial Ownership Percentage
Scott W. Absher, CEO and Chairman [1]	12,813,750	0	44.6%
Domonic J. Carney, Chief Financial Officer [2]	--	61,459	*%
Robert S. Gans, General Counsel [2]	--	50,000	*%
Kenneth W. Weaver, Director [3]	5,062	0	*%
Whitney J. White, Director [3]	1,498	0	*%
Christopher Sebes, Director	--	0	*%
Amanda Murphy, Director and Director of Operations [4]	2,024	103,750	*%
All Executive Officers and Directors as a Group [7 persons]	12,822,334	215,209	44.6%

5% Stockholders

Stephen Holmes [5]	12,084,750	11,790,000	42.0%

*	Less than 1%

(1)	Represents 12,812,000 shares of common stock and 1,250 shares underlying options exercisable within 60 days of August 31, 2020.
(2)	Represents options granted at $5.40 per share on July 1, 2020 which are subject to shareholder approval no later than the next regularly scheduled annual meeting of shareholders. Vesting of the options granted begins on the later of July 1, 2021 or shareholder approval.

(3)	Represents shares of common stock issued in conjunction with services rendered as a director of the Company.

(4)	Represents 2,024 shares underlying options exercisable within 60 days of August 31, 2020. Does not represent 101,726 options not exercisable within 60 days of August 31, 2020 of which 100,000 are options granted at $5.40 per share on July 1, 2020 which are subject to shareholder approval no later than the next regularly scheduled annual meeting of shareholders. Vesting of the 2020 options granted begins on the later of July 1, 2021 or shareholder approval.

(5)	Represents 294,750 shares of common stock and 11,790,000 shares of common stock underlying Preferred Options to purchase shares of preferred stock exercisable within 60 days of August 31, 2020. The business address for Mr. Holmes is 22 Trailing Ivy, Irvine, CA 92620.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 28, 2017, Whitney White, one of the Company’s independent directors, was awarded 26,316 shares of our common stock for services valued at $75,000 at a fair value at the time of issuance of $2.85 per share.

On August 9, 2018, Ken Weaver, our Audit Committee chair and independent director, was granted 12,296 shares of our common stock at a fair value at the time of issuance of $37,500 or $3.05 per share. The shares in connection with such issuance were deemed to have been purchased and immediately vested on August 9, 2018, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 12,296 shares were also committed on August 9, 2018, to issue through the 2017 Plan to Mr. Weaver, at a fair value of $37,500 or $3.05 per share, and deemed to have been purchased and immediately vested on November 30, 2018, as a consequence of Mr. Weaver’s continued service as director through that date.

On April 16, 2019, Mr. White was issued 16,448 shares of our common stock for services rendered valued at $37,500 at a fair value at the time of issuance of $2.28 per share.

On June 6, 2019, Mr. Steven Holmes, a company founder and significant shareholder who provides sales consulting services, was advanced $325,000 in cash. On July 18, 2019 Mr. Holmes repaid the advance by returning 558,132 shares of common stock at a fair value of $0.58 per share.

On August 19, 2019 Mr. Weaver was issued 79,788 shares of our common stock for services rendered valued at $37,500 at a fair value of $0.47 per share.

On December 23, 2019, pursuant to the terms of his director agreement, we issued to Mr. White 428 shares of our common stock, valued at $37,500 or $87.62 per share.

Our board of directors has determined that three of our board members, Kenneth Weaver, Whitney White, and Christopher Sebes, qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Marcum LLP was our independent registered public accounting firm for the fiscal years ended August 31, 2020, and 2019.

The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for fiscal years ended August 31, 2020 and 2019.

	2020	2019
Audit Fees (Marcum LLP)	$419,000	$275,000
All Other Fees	229,000	-
Total	$648,000	$275,000

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

PART IV

Item 15. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Amendment to Articles of Incorporation of ShiftPixy, Inc., dated January 7, 2020 (incorporated by reference from Exhibit 3 to our current Report on Form 8-K, filed with the SEC on January 23, 2020)

3.4	Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated March 20. 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2020)

3.5	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.6	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.7	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

4.2*	Description of the Registrant’s Securities

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2	Form of 8% Senior Secured Convertible Note Due September 4, 2019 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3	Form of Security Agreement, dated June 4, 2018 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.4	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.5	Form of Securities Purchase Agreement, dated June 4, 2018 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.6	Form of Registration Rights Agreement, dated June 4, 2018 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 8, 2018)

10.7†	First Amendment to Director Agreement, by and between Shift Pixy, Inc. and Kenneth W. Weaver Agreement, dated August 1, 2017 (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.8	Form of Limited Settlement Agreement and Mutual Release, dated December 20, 2018 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 24, 2018)

10.9	Form of 8% Senior Secured Convertible Note Due December 31, 2019 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2018)

10.10	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2019)

10.11	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 12, 2019)

10.12	Form of Securities Purchase Agreement, dated March 11, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 12, 201.)

10.13	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019)

10.14	Form of Amendment Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 12, 2019)

10.15	Form of Amended and Restated 8% Senior Secured Convertible Note, dated December 20, 2018 (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019)

10.16	Form of Amended and Restated 8% Senior Secured Convertible Note, dated June 4, 2018 (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on March 12, 2019)

10.17†	Form of Offer Letter to Domonic Carney, dated July 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 1, 2019)

10.18	Form of Amended and Restated 8% Senior Secured Convertible Note, dated June 4, 2018 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019)

10.19	Senior Secured Convertible Note, dated March 12, 2019 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019)

10.20	Form of Exchange Agreement, dated December 5, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 6, 2019)

10.21	Asset Purchase Agreement, dated January 3, 2020, by and between ShiftPixy, Inc. and Shiftable HR Acquisition, LLC, dated January 3, 2020 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020)

10.22	Settlement Agreement and Mutual Release, dated January 22, 2020, by and between ShiftPixy, Inc. and Dominion Capital LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 23, 2020)

10.23	Settlement Agreement, dated January 16, 2020, by and between ShiftPixy, Inc. and MEF I, LP (incorporated by reference from Exhibit 10.23 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

10.24	Amendment and Exchange Agreement, dated March 23, 2020, by and between ShiftPixy, Inc. and Alpha Capital Anstalt (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020)

10.25	Amendment and Exchange Agreement, dated March 23, 2020, by and between ShiftPixy, Inc. and Osher Capital Partners LLC (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020)

10.26	Exchange Agreement, dated March 24, 2020, by and between ShiftPixy, Inc. and CVI Investments, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 25, 2020)

10.27	Form of Amended and Restated Note issued to Alpha Capital Anstalt and Osher Capital Partners on March 23, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 23, 2020)

10.28	Form of Exchange Note issued to Alpha Capital Anstalt and Osher Capital Partners on March 23, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020)

10.29	Form of Exchange Warrant issued to Alpha Capital Anstalt and Osher Capital Partners on March 23, 2020 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on March 23, 2020)

10.30	Form of Exchange Warrant issued to CVI Capital Investments, Inc. on March 24, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020)

10.31	Form of Exchange Note issued to CVI Capital Investments, Inc. on March 24, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on March 24, 2020)

10.32	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-1, filed with the SEC on May 19, 2020)

10.33	Form of Underwriter Warrant (incorporated by reference as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed with the SEC on May 19, 2020)

10.34	Form of Common Stock Purchase Warrant (incorporated by reference as Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed with the SEC on May 19, 2020)

10.35†	Offer Letter to Scott W. Absher, dated March 23, 2016 (incorporated by reference from Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

10.36†	Offer Letter to Robert Gans, dated June 7, 2020 (incorporated by reference from Exhibit 10.26 to our registration statement on Form S-1, filed with the SEC on October 8, 2020)

21.1	List of Subsidiaries of ShiftPixy, Inc. (incorporated by reference from Exhibit 21.1 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

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

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	November 30, 2020	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	November 30, 2020

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 30, 2020

/s/ Christopher Sebes	Christopher Sebes	Independent Director	November 30, 2020

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	November 30, 2020

/s/ Whitney J. White	Whitney J. White	Independent Director	November 30, 2020

/s/ Amanda Murphy	Amanda Murphy	Director	November 30, 2020

The above signatures constitute the signatures of the majority of our Board of Directors