Form 10-K/A
period 2020-08-31
ShiftPixy, Inc.
filed 2021-01-12
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

SEC File No. 001-37954

SHIFTPIXY, INC.

(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Brickell Key Drive, Suite 300, Miami, FL 33131	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which each class is registered
Common Stock, par value $0.0001 per share	PIXY	The NASDAQ Stock Market LLC

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

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 20,902,146 shares as of January 11, 2021.

EXPLANATORY NOTE

ShiftPixy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its annual report on Form 10-K for the fiscal year ended August 31, 2020 (the “Original Report”), as filed with the Securities and Exchange Commission on November 30, 2020, in order to amend Item 13. Certain Relationships and Related Transactions, and Director Independence. The revisions to Item 13 are made to provide disclosure for certain related party transactions that were erroneously omitted and to eliminate disclosure for certain related party transactions that occurred prior to September 1, 2018.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Paragraphs 3, 4 and 5 of these certifications have been omitted in accordance with the SEC’s rules and guidance. Additionally, this Amendment No. 1 does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was made. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and the Company's other filings with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since September 1, 2018 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Item 11. Executive Compensation. For purposes of this Item 13, “Fiscal 2020” refers to the fiscal year ended August 31, 2020 and “Fiscal 2019” refers to the fiscal year ended August 31, 2019.

Director Compensation

On August 9, 2018, Kenneth Weaver, our Audit Committee chair and independent director, was granted 12,296 shares of our common stock at a fair value at the time of issuance of $37,500 or $3.05 per share. The shares in connection with such issuance were deemed to have been purchased and immediately vested on August 9, 2018, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 12,296 shares were also committed on August 9, 2018, to issue through the 2017 Plan to Mr. Weaver, at a fair value of $37,500 or $3.05 per share, and deemed to have been purchased and immediately vested on November 30, 2018, as a consequence of Mr. Weaver’s continued service as director through that date.

On April 16, 2019, Whitney White, one of our independent directors, was issued 16,448 shares of our common stock for services rendered valued at $37,500 at a fair value at the time of issuance of $2.28 per share.

On August 19, 2019, Mr. Weaver was issued 79,788 shares of our common stock for services rendered valued at $37,500 at a fair value of $0.47 per share.

On December 23, 2019, pursuant to the terms of his director agreement, we issued to Mr. White 428 shares of our common stock, valued at $37,500 or $87.62 per share.

On February 10, 2020, Amanda Murphy was appointed to our Board of Directors. Ms. Murphy is our Director of Operations and received approximately $240,000 and $218,000 in salaried compensation in Fiscal 2020 and Fiscal 2019, respectively. During the first quarter of Fiscal 2021, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Ms. Murphy received a one-time incentive payment of approximately $80,000 in addition to reimbursement of her expenses associated with her relocation.

During the first quarter of Fiscal 2021, Scott Absher, our CEO and Board Chair, received a one-time incentive payment of approximately $160,000 in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, in addition to reimbursement of his expenses associated with his relocation.

J. Stephen Holmes

On June 6, 2019, J. Stephen Holmes, our non-employee Sales Manager and one of our founders and a significant shareholder (after giving effect to unexercised Preferred Options, as defined below), was advanced $325,000 in cash. On July 18, 2019, Mr. Holmes repaid the advance by returning 558,132 shares of common stock to the Company at a fair value of $0.58 per share. We classified these shares as treasury stock, which were retired in Fiscal 2020. In addition, we incurred $750,000 in professional fees for services provided by Mr. Holmes in each of Fiscal 2020 and Fiscal 2019.

Preferred Options

On January 3, 2020, effective January 1, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, part of Vensure Employer Services, Inc. (the “Vensure Asset Sale”). Upon the consummation of the Vensure Asset Sale, the holders of our options to acquire our preferred stock (the “Preferred Options”) obtained the right to exercise each Preferred Option to purchase one share of our preferred stock for $0.0001 per share.  Each share of preferred stock is convertible into common stock on a one-for-one basis. As of the date of this Amendment, there are outstanding Preferred Options exercisable to purchase up to 11,840,070 shares of preferred stock which are convertible into an equal number of shares of common stock. Scott W. Absher, our Chief Executive Officer and director, exercised all of his 12,500,000 Preferred Options on June 4, 2020. Mr. Holmes owns 11,790,000 Preferred Options which are outstanding as of the date of this Amendment. The Preferred Options held by Mr. Holmes became exercisable to purchase preferred stock upon the occurrence of the Vensure Asset Sale. Additionally, at some point in the future we intend to adopt a second grant of options granting an additional 12,500,000 Preferred Options to each of Messrs. Absher and Holmes whereby each option will permit the holder to acquire one share of our preferred stock for $0.0001 per share.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019 and received compensation of $276,951 in Fiscal 2019.

David May, a member of our business development team, is the son-in-law of Scott Absher. Mr. May received compensation, including sales commissions, of approximately $132,000 and $107,728 in Fiscal 2020 and Fiscal 2019, respectively. Mr. May’s compensation package for Fiscal 2021 is $125,000 in salary plus commissions earned. In addition, in connection with his relocation to Miami, Florida, as part of the relocation of our principal executive offices, Mr. May received a one-time incentive payment of approximately $80,000 during the first quarter of Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Phil Eastvold, the Executive Producer of ShiftPixy Labs, is the son-in-law of Scott Absher. Mr. Eastvold was hired on September 1, 2020 and therefore did not receive any compensation in Fiscal 2020 or Fiscal 2019. Mr. Eastvold’s salary for Fiscal 2021 is $200,000. In addition, in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, Mr. Eastvold received a one-time incentive payment of approximately $88,000 during the first quarter of Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott Absher), are also employed by the Company. Andrew Absher, the nephew of Scott Absher and the son of Mark Absher, was employed by the Company through May 29, 2019. These individuals, as a group, received aggregate compensation of $182,500 and $185,744 in Fiscal 2020 and Fiscal 2019, respectively. In addition, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Hannah Absher received a one-time incentive payment of approximately $18,000 during the first quarter of Fiscal 2021, in addition to reimbursement for expenses associated with her relocation.

Director Independence

Our board of directors has determined that three of our board members, Kenneth Weaver, Whitney White, and Christopher Sebes, qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

PART IV

Item 15. Exhibits

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

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	January 12, 2021	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	January 12, 2021

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 12, 2021

/s/ Christopher Sebes	Christopher Sebes	Independent Director	January 12, 2021

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	January 12, 2021

/s/ Whitney J. White	Whitney J. White	Independent Director	January 12, 2021

/s/ Amanda Murphy	Amanda Murphy	Director	January 12, 2021

The above signatures constitute the signatures of the majority of our Board of Directors