Form 10-Q
period 2020-11-30
ShiftPixy, Inc.
filed 2021-01-14
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of January 14, 2021, was 20,902,146.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2020	August 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$9,080,000	$4,303,000
Accounts receivable	158,000	308,000
Unbilled accounts receivable	2,460,000	2,303,000
Deposit – workers’ compensation	288,000	293,000
Prepaid expenses and other current assets	704,000	796,000
Current assets of discontinued operations	960,000	1,030,000
Total current assets	13,650,000	9,033,000

Fixed assets, net	1,085,000	575,000
Note receivable, net	4,004,000	4,045,000
Deposits – workers’ compensation	730,000	736,000
Deposits and other assets	712,000	449,000
Non-current assets of discontinued operations	2,435,000	2,582,000

Total assets	$22,616,000	$17,420,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other current liabilities	$3,358,000	$3,831,000
Payroll related liabilities	6,357,000	5,752,000
Accrued workers’ compensation costs	529,000	497,000
Current liabilities of discontinued operations	1,764,000	1,746,000
Total current liabilities	12,008,000	11,826,000
Non-current liabilities
Accrued workers’ compensation costs	1,342,000	1,247,000
Payroll related liabilities	635,000	-
Non-current liabilities of discontinued operations	4,475,000	4,377,000
Total liabilities	18,460,000	17,450,000
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 20,920,146 and 16,902,146 shares issued as of November 30, 2020 and August 31, 2020	2,000	2,000
Additional paid-in capital	130,552,000	119,430,000
Accumulated deficit	(126,398,000)	(119,462,000)
Total stockholders’ equity (deficit)	4,156,000	(30,000)
Total liabilities and stockholders’ equity (deficit)	$22,616,000	$17,420,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Revenues (gross billings of $19.8 million and $17.2 million less worksite employee payroll cost of $17.3 million and $15.0 million, respectively for the three months ended)	$2,503,000	$2,169,000
Cost of revenue	1,990,000	1,948,000
Gross profit	513,000	221,000

Operating expenses:
Salaries, wages, and payroll taxes	2,193,000	1,756,000
Stock-based compensation – general and administrative	496,000	127,000
Commissions	38,000	71,000
Professional fees	707,000	840,000
Software development	877,000	353,000
Depreciation and amortization	62,000	79,000
General and administrative	1,759,000	1,160,000
Total operating expenses	6,132,000	4,386,000

Operating Loss	(5,619,000)	(4,165,000)

Other (expense) income:
Interest expense	(3,000)	(1,161,000)
Change in fair value of derivative liability	-	942,000
Total other (expense) income	(3,000)	(219,000)
Loss from continuing operations	(5,622,000)	(4,384,000)
(Loss) Income from discontinued operations	(1,314,000)	1,990,000
Total Income (Loss) from discontinued operations, net of tax	(1,314,000)	1,990,000

Net loss	$(6,936,000)	$(2,394,000)

Net Loss per share, Basic and diluted
Continuing operations	$(0.18)	$(4.91)
Discontinued operations (loss) income	(0.04)	2.23
Net Loss per share of common stock – Basic and diluted	$(0.22)	$(2.68)

Weighted average common stock outstanding – Basic and diluted	30,808,150	893,094

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended November 30, 2020 and 2019 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 1, 2020	16,902,146	$2,000	$119,430,000	$(119,462,000)	$(30,000)

Stock-based compensation expense	-	-	421,000	-	421,000
Common stock issued for underwritten public offering, net of offering costs	4,000,000	-	10,701,000	-	10,701,000
Net Loss	-	-	-	(6,936,000)	(6,936,000)
Balance, November 30, 2020	20,902,146	$2,000	$130,552,000	$(126,398,000)	$4,156,000

	Common Stock Issued		Additional			Total
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Deficit
Balance, September 1, 2019	907,047	$1,000	$32,504,000	(325,000)	$(45,900,000)	$(13,720,000)
Stock-based compensation expense	-	-	114,000	-	-	114,000
Net Loss	-	-	-	-	(2,394,000)	(2,394,000)
Balance, November 30, 2019	907,047	$1,000	$32,618,000	(325,000)	$(48,294,000)	$(16,000,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2019
OPERATING ACTIVITIES
Net Loss	$(6,936,000)	$(2,394,000)
(Loss) income from discontinued operations	(1,314,000)	1,990,000
Net loss from continuing operations	(5,622,000)	(4,384,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	62,000	79,000
Amortization of debt discount and debt issuance cost	-	854,000
Stock-based compensation	421,000	114,000
Change in fair value of derivative and warrant liability	-	(942,000)
Changes in operating assets and liabilities
Accounts receivable	150,000	50,000
Unbilled accounts receivable	(157,000)	(413,000)
Prepaid expenses	138,000	142,000
Other current assets	(46,000)	81,000
Deposits – workers’ compensation	11,000	11,000
Deposits and other assets	(35,000)	-
Accounts payable	(432,000)	1,224,000
Payroll related liabilities	1,012,000	125,000
Accrued workers’ compensation	127,000	221,000
Net cash used in continuing operating activities	(4,371,000)	(2,838,000)
Net cash provided by (used in) discontinued operating activities	(981,000)	1,343,000
Net cash used in operating activities	(5,352,000)	(1,495,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(572,000)	(17,000)
Net cash used in investing activities	(572,000)	(17,000)

FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of offering costs	10,701,000	-
Net cash provided by financing activities	10,701,000	-
Net increase in cash	4,777,000	(1,512,000)
Cash - Beginning of Period	4,303,000	1,561,000
Cash -End of Period	$9,080,000	$49,000

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$3,000	$-

Non-cash Investing and Financing Activities:
None

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Nature of Operations

ShiftPixy, Inc., (“we,” “us,” “our,” the “Company” or “ShiftPixy”), was incorporated on June 3, 2015, in the State of Wyoming. We are a specialized staffing service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. Our historic focus has been on the quick service restaurant industry in Southern California, but we have begun to expand into other geographic areas and industries employing temporary or part-time labor sources.

The Company and its wholly-owned subsidiary Rethink Human Capital Management, Inc. (“RT”) function as employment administrative services (“EAS”) providers, offering administrative and processing services, as well as performing functions in the nature of a payroll processor, human resources consultant, administrator of workers’ compensation coverages and claims and provider of workers’ compensation coverage written in the names of the Company’s clients (as may be required by some states). We have built a human resources information systems platform to assist in customer acquisition that simplifies the onboarding of new clients into our closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). This platform is expected to facilitate additional value-added services in future reporting periods. In January 2020, we sold the assets of Shift Human Capital Management, Inc. (“SHCM”), a wholly-owned subsidiary of the Company, pursuant to which we assigned the majority of our billable clients to a third party for cash as described below in Note 3.

On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common stock and common stock equivalents are presented retroactively to reflect the reverse split.

On March 25, 2020, the Company filed Amended and Restated Articles of Incorporation (the “Restated Articles of Incorporation”) with the Wyoming Secretary of State, which were approved by the Company’s board of directors (the “Board of Directors”) and its stockholders representing a majority of its outstanding shares of capital stock. The Restated Articles of Incorporation, among other things, set conversion rights for the Company’s Class A Preferred Stock, par value $0.0001 per share, to convert into shares of common stock on a one-for-one basis.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended November 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending August 31, 2021 (“Fiscal 2021”).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (“Fiscal 2020”), filed with the SEC on November 30, 2020, as well as the amendment to Item 13 of our Annual Report on Form 10-K for Fiscal 2020 filed with the SEC on January 12, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Valuation expense related to Preferred Options, as defined below;

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including long term notes receivable; and

•	Projected development of workers’ compensation claims.

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

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s WSEs which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were not material as of November 30, 2020 and August 31, 2020, respectively.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of its WSEs. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its WSEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

The Company has evaluated its revenue recognition policies in conjunction with its future expected business as it migrates to a staffing business model. For Fiscal 2020 and the quarter ended November 30, 2020, there were no revenues which should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

Segment Reporting

The Company principally operates as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2020, the Company began to enter into new business lines and geographic areas that, to date, are not material. The Company expects to operate in multiple segments in the future as its business evolves and will evaluate these changes prospectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of November 30, 2020 or August 31, 2020.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of November 30, 2020, there was $9,622,000 of cash in excess of the amounts insured by the FDIC.

No individual client represented more than 10% of revenues for the three months ended November 30, 2020 and 2019, respectively. However, three clients represented 98% of total accounts receivable at November 30, 2020.

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

The Company determined that there were no material capitalized internal software development costs for the quarters ended November 30, 2020 or 2019. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no indicators noted of impairments during the periods ended November 30, 2020 or 2019, respectively.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments.

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

Under both the Everest and Sunz Programs, the Company utilizes a third party to estimate its loss development rate, which is based primarily upon the nature of WSEs’ job responsibilities, the location of WSEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates.

As of November 30, 2020, the Company had $0.3 million in Deposit – workers’ compensation classified as a short-term asset and $0.7 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of November 30, 2020, the Company had short term accrued workers’ compensation costs of $0.5 million and long term accrued workers’ compensation costs of $1.3 million.

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, part of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3.  As of November 30, 2020, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of November 30, 2020, the Company had $1.0 million in short term assets and $1.8 million of short term liabilities, and had $2.4 million of long term assets and $4.5 million of long term liabilities.

Because the Company bears the financial responsibility for claims up to the level noted above, such claims, which are the primary component of its workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. In estimating ultimate loss rates, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the WSE’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on its workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after November 30, it continues to closely monitor all workers’ compensation claims made as the COVID-19 pandemic continues.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2020 and August 31, 2020, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at estimated fair value as described below.

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

The Company did not have any Level 1 or Level 2 assets or liabilities at November 30, 2020 or August 31, 2020. The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale, as defined below, is a Level 3 fair value measurement.

The Note Receivable, as described in Note 3, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate, and on the November 30, 2020 and August 31, 2020 remeasurement dates, using a 15% discount rate, which contemplates the risk and probability assessments of the expected future cash flows. The Company made $41,000 of adjustments to the carrying value of the Note Receivable during the quarter ended November 30, 2020 reflecting an additional estimated amount of cash payments made by Vensure on behalf of the Company. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the asset sale, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. The Company believes there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable are based on gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale. Those transferred clients may have had their business impacted due to the pandemic which, in turn, would have resulted in lower gross wage billings. While the Company believes the current valuation of the Note Receivable is fairly recorded as of November 30, 2020 and August 31, 2020, a material change in the business transferred may result in a reduction of the estimate of the contingent payments expected to be received and therefore the value of this asset. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

The Company used the following assumptions to value the Note Receivable as of November 30, 2020 and August 31, 2020:

•	Discount rate of 15%

•	Actual monthly wages billed to the extent available to the Company

•	20% per year annualized gross wage reduction representing an approximate 1.5% per month decline (at November 30, 2020 and August 31, 2020)

Research and Development

During the three months ended November 30, 2020 and 2019, the Company incurred research and development costs of approximately $1.4 million and $0.8 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s Human Resources Information System (“HRIS”) platform and related mobile application. No software costs were capitalized for the three months ended November 30, 2020 and 2019, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $202,000 and $304,000 for the three months ended November 30, 2020, and 2019, respectively.

Earnings (Loss) Per Share

The Company utilizes ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Common stock outstanding for purposes of earnings (loss) per share calculations include unexercised Preferred Options. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation

Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive are:

	For the Three Months Ended November 30, 2020	For the Three Months Ended November 30, 2019
Options	1,517,189	45,463
Senior Secured Convertible Notes	-	889,935
Warrants	4,396,209	107,416
Total potentially dilutive stock	5,913,398	1,042,814

Stock-Based Compensation

At November 30, 2020, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 6, below. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Revision of Financial Statements

During the preparation of the consolidated financial statements for Fiscal 2020, the Company determined that it had improperly amortized capitalized software that had not been placed into service. The Company assessed the materiality of the misstatements in accordance with Staff Accounting Bulletin No. 99, Materiality, and No. 108, Quantifying Misstatements, and concluded that this error was not qualitatively material to the Company’s consolidated balance sheet, statement of operations, statement of cash flows, statement of stockholders’ equity (deficit) or net loss for the periods then ended.

The effect of this revision on the line items within the Company’s consolidated financial statements for the three months ended November 30, 2019, was as follows:

	For the quarter ended November 30, 2019
	As Previously Reported	Adjustments	As Restated
Depreciation and Amortization	$241,000	$(162,000)	$79,000
Operating Loss	$(4,330,000)	$162,000	$(4,168,000)
Net Loss	$(2,556,000)	$162,000	$(2,394,000)
Net loss per common share – continuing operations, Basic and diluted	$(2.86)	$0.18	$(2.68)
Weighted average number of common stock shares Basic and diluted	893,094		893,094

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The new standard also requires enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. This accounting standard was initially scheduled to become effective for the Company for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, but has since been delayed. Early adoption was permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact and believes that the adoption of Topic 606 will not have a material impact on its reported financial results.

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

In June 2020, the FASB issued ASU 2020-05: Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). For entities that, as of June 2020, had not issued financial statements under Topic 606, the effective date was extended by one year to annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Entities who have not issued financial statements under Topic 842 are required to adopt Topic 842 for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted.

The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption. The Company expects to adopt the guidance using the modified retrospective method and does not expect the adoption to have a material impact on current or historical revenue recognition.

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

Note 3 – Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement, to a wholly owned subsidiary of Vensure Employer Services, Inc. (the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million will be paid out in equal monthly payments over the next four years (the “Note Receivable”), subject to adjustments for working capital and customer retention, (as measured by a gross wage guarantee included in the governing agreement), over the twelve month period following the Vensure Asset Sale. During the three months ended November 30, 2020, the Company identified an additional $41,000 of net cash paid on behalf of the Company and adjusted the note receivable accordingly.

The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the balance sheet for the period ended November 30, 2020.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Less: Transaction reconciliation – working capital adjustment	(88,000)
Less: Transaction reconciliation – net cash paid by Vensure on behalf of the Company	(2,516,000)
Less: Transaction reconciliation – estimate of reduction due to gross wages	(1,400,000)
Adjusted Note Receivable	5,496,000
Discount recorded	(1,492,000)
Long-term note receivable	$4,004,000

The entire note receivable is recorded as a long term note receivable as of November 30, 2020. Any adjustments to the note receivable are applied against payments in the order they are due to be paid. As such, the estimates of the working capital and gross billings adjustments would not result in any cash payments due to the company within one year of November 30, 2020.

The Vensure Asset Sale met the criteria of discontinued operations set forth in ASC 205 and as such the Company has reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations for all periods presented. The Company recorded the Note Receivable net of a discount using a discount rate of 15% per year.

The Vensure Asset Sale calls for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross wages of the business transferred is less than the required amount, as detailed below:

Working capital adjustments: Through November 30, 2020, the Company has identified $2,604,000 of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2,516,000 of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. The working capital adjustment recorded as of November 30, 2020 represents the Company’s estimate of the reconciliation. There is no assurance that the working capital change identified as of November 30, 2020 represents the final working capital adjustment.

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

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations were as follows:

	November 30, 2020	August 31, 2020
Cash	$-	$-
Accounts receivable and unbilled account receivable	-	-
Prepaid expenses and other current assets	-	-
Deposits – workers’ compensation	960,000	1,030,000
Total current assets	960,000	1,030,000
Fixed assets, net	-	-
Deposits – workers’ compensation	2,435,000	2,582,000
Total assets	$3,395,000	$3,612,000

Accounts payable and other current liabilities	$-	$-
Payroll related liabilities	-	-
Accrued workers’ compensation cost	1,764,000	1,746,000
Total current liabilities	1,764,000	1,746,000
Accrued workers’ compensation cost	4,475,000	4,377,000
Total liabilities	6,239,000	6,123,000

Net liability	$(2,844,000)	$(2,511,000)

Reported results for the discontinued operations by period were as follows:

	For the Quarter Ended
	November 30, 2020	November 30, 2019
Revenues (gross billings of $0.0 million and $93.5 million less WSE payroll cost of $0.0 million and $79.8 million, respectively for quarter ended)	$-	$13,697,000
Cost of revenue	1,314,000	10,604,000
Gross profit	(1,314,000)	3,093,000

Operating expenses:
Salaries, wages and payroll taxes	-	400,000
Commissions	-	703,000
Total operating expenses	-	1,103,000

(Loss) income from discontinued operations	$(1,314,000)	$1,990,000

The loss from discontinued operations for the three months ended November 30, 2020, represents the change in the estimated workers’ compensation accruals required for the residual workers’ compensation liabilities retained after the Vensure Asset Sale.

Note 4: Liquidity

As of November 30, 2020, the Company had cash of $9.1 million and a working capital surplus of $1.4 million. The Company has incurred recurring losses including during the fiscal year ending August 31, 2020 and the quarter ending November 30, 2020. The recurring losses and cash used in operations are indicators of substantial doubt as to the Company’s ability to continue as going concern for at least one year from issuance of these financial statements. The Company’s plans to alleviate substantial doubt are discussed below.

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

During Fiscal 2020, the Company instituted certain cost reductions and reduced its anticipated monthly cash needs by approximately $1 million. The Company continued its cost reduction measures during the quarter ended November 30, 2020, and continues to experience significant growth in the number of WSEs, which it expects to generate additional administrative fees. The reduction in the Company’s monthly cash needs along with the anticipated additional administrative fees earned should mitigate its current level of operational cash burn.  The Company retained its high growth business as part of the Vensure Asset Sale, which has accounted for billings and revenue growth for the customers that existed as of January 1, 2020 and who were not transferred to Vensure. The Company also retained the rights to monetize its existing pool of WSEs, including WSEs transferred to Vensure, and has begun to roll out its delivery and scheduling applications to its customers.

The Company has been and expects to continue to be impacted by the COVID-19 pandemic, from which it has experienced both positive and negative impacts. Its current business focus is providing payroll services for the restaurant and hospitality industries, which have seen a reduction in payroll and consequently a reduction in payroll processing fees on a per WSE and per location basis. However, the Company believes that it provides the means for current and potential clients to adapt to many of the obstacles posed by COVID-19 by providing additional services such as delivery, which have facilitated an increase by the Company in its client and client location counts, resulting in recovery of billings lost during the first months of the pandemic. Beginning in June 2020, the Company’s billings per WSE and per location improved as lockdowns in its primary Southern California market were lifted. Although the State of California re-implemented lockdowns in November 2020, the Company believes that many of its clients have modified their businesses after the initial lockdowns to adapt somewhat to these adverse circumstances. Nevertheless, if additional lockdowns persist, the Company’s clients delay hiring or rehiring employees, or if its clients shut down operations, the Company’s ability to generate operational cash flows may be significantly impaired.

In August 2020, we signed an agreement with the Washington Hospitality Association Member Services Corporation (“Washington Hospitality”), a consortium representing approximately 200,000 potential WSEs in the food industry located in the State of Washington. This agreement expands our geographic reach and is expected to drive revenue growth starting in calendar 2021.

The Company also signed a new client in July 2020 representing a significant revenue opportunity. This client provides outsourced nurses that are paid gross wages in an amount approximately three times what the Company’s typical food WSEs receive, with the Company receiving the same administrative fee rates per wage dollar paid. We believe that this client will generate new business for the Company, as the need for nurses increases to administer COVID-19 testing and vaccination services. We began to see an increase in these billed nurses in December 2020.

The Company’s management believes that the Company’s current cash position, along with its anticipated revenue growth from new customers in expanded geographic areas and industries and additional HRIS platform features introduced in late calendar 2020, expense reduction, no funded debt outstanding and future financings will be sufficient to alleviate substantial doubt and fund its operations for at least a year from the date these financials are issued. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.

Note 5: Stockholders’ Equity

Preferred Stock

As previously disclosed by the Company, in September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at that time.  These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock.  Upon the occurrence of certain specified events, such founding shareholders could exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of common stock on a one-for-one basis pursuant to the Restated Articles of Incorporation. The Preferred Options became exercisable to purchase shares of preferred stock in January 2020 and in March 2020 became exchangeable into an equal number of shares of common stock.

On June 4, 2020, Scott Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase an equal number of shares of preferred stock. Immediately thereafter, Mr. Absher converted all 12,500,000 shares of preferred stock into 12,500,000 shares of common stock. These shares of common stock are subject to a two-year lockup from the date of the conversion. Between June 4, 2020 and August 31, 2020, an additional 294,490 Preferred Options were exercised and exchanged for a like number of common stock shares. As of the date of this Quarterly Report, 11,840,070 Preferred Options remain outstanding and exercisable. The right to exercise the options terminates on December 31, 2023. As stated above, the amount of the Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by such founding shareholders at the time such options were issued. Accordingly, in order to confirm the original intent of the granting of up to 50,000,000 of such options to two of our founding shareholders, Mr. Absher and J. Stephen Holmes, at some point in the future the Company intends to adopt a second grant of options, exercisable upon the occurrence of certain specified events, granting an additional 12,500,000 options to each of Messrs. Absher and Holmes, whereby each option permits the holder to acquire one share of preferred stock of the Company for $0.0001 per share.  Each share of preferred stock will be convertible into common stock on a one-for-one basis.

October 2020 Public Offering

On October 8, 2020, the Company entered into an underwriting agreement (the “October Underwriting Agreement”) with A.G.P./Alliance Global Partners (“AGP”) in connection with a public offering (the “October 2020 Offering”) of an aggregate of (i) 4,000,000 shares of its common stock and (ii) warrants to purchase 2,300,000 shares of common stock (the “October 2020 Common Warrants”), which included the partial exercise of AGP’s over-allotment option to purchase 300,000 additional October 2020 Common Warrants.

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

The October 2020 Offering closed on October 14, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.3 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, the Company, upon closing of the October 2020 Offering, issued to AGP warrants to purchase up to 200,000 shares of common stock (the “October Underwriter Warrants”), which is 5.0% of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $3.30, which is 110% of the public offering price per share.

Common Stock and Warrants

During the quarter ended November 30, 2020, the Company issued 4,000,000 shares of common stock pursuant to the October 2020 Offering at $3.00 per share, as described above.

The following table summarizes the changes in the Company’s common stock warrants from August 31, 2020 to November 30, 2020:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2020	1,896,209	4.7	$7.91
Issued	2,500,000	5.0	3.30
(Cancelled)	-	-	-
(Exercised)	-	-	-
Warrants outstanding, November 30, 2020	4,396,209	4.7	$5.51
Warrants exercisable, November 30, 2020	4,396,209	4.7	$5.51

The following table summarizes the Company’s warrants outstanding as of November 30, 2020:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
October 2020 Common Warrants	2,300,000	4.9	$3.30
October 2020 Underwriter Warrants	200,000	4.9	3.30
May 2020 Common Warrants	1,277,580	4.5	$5.40
May 2020 Underwriter Warrants	111,108	4.5	5.40
March 2020 Exchange Warrants	423,669	4.8	10.17
Amended March 2019 Warrants	66,288	3.3	40.00
March 2019 Services Warrants	3,366	3.0	70.00
June 2018 Warrants	6,276	3.0	40.00
June 2018 Services Warrants	5,422	3.0	99.60
2017 PIPE Warrants	2,500	1.6	276.00
	4,396,209	4.7	$5.51

Note 6: Stock Based Compensation

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), (each of which is exercisable into shares of common stock) (collectively, “Options”) or shares of common stock (“Share Grants”). The Company had reserved a total of 250,000 shares of common stock for issuance under the Plan as of November 30, 2020, which was previously approved by the Company’s shareholders. Of these 250,000 approved shares, as of November 30, 2020, approximately 93,000 options and 7,000 shares have been designated by the Board of Directors for issuance and approximately 40,000 of the options have been forfeited and returned to the option pool under the Plan due to employment terminations. As of November 30, 2020, approximately 200,000 shares remain issuable, of which 167,000 are eligible to be issued as ISOs and 200,000 are eligible to be issued as either share grants or NQs. Under the Plan, as previously approved by the Company’s shareholders, a total of 40,818 options are outstanding as of November 30, 2020 and are reported as exercisable in the table below.

For all options granted prior to July 1, 2020, each option is immediately exercisable and has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. All options granted to date have a ten-year term.

On July 1, 2020, our Board of Directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000, subject to approval by a majority of the Company’s shareholders no later than the next regularly scheduled annual shareholders meeting. As of November 30, 2020 the Company has granted 1,517,189 options under the Plan that are subject to shareholder approval and are reported as non-exercisable in the table below. The options granted since July 1, 2020, typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters.

Stock grants are issued at fair value, considered to be the market price on the grant date. The fair value of option awards is estimated on the grant date using the Black-Scholes stock option pricing model.

Following our adoption of ASU 2016-09, we elected to account for forfeitures under the Plan as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

The Company recognized approximately $421,000 and $114,000 of compensation expense for the quarters ended November 30, 2020, and 2019, respectively.

At November 30, 2020, the total unrecognized deferred stock-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.7 years for outstanding grants was $5.1 million.

The following table summarizes option activity during the quarter ended November 30, 2020:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)
Balance Outstanding, August 31, 2020	1,398,740	9.5	$8.18
Granted	210,000	10.0	$3.85
Exercised	–	–	$–
Forfeited	(50,733)	5.2	$6.37
Balance Outstanding at November 30, 2020	1,558,007	9.6	$7.46
Balance not Exercisable at November 30, 2020	1,517,189
Balance Exercisable at November 30, 2020	40,818

Options outstanding as of November 30, 2020 had aggregate intrinsic value of $2,000.

Option vesting activity during the quarter ended November 30, 2020 was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)
Balance, August 31, 2020	28,410	7.2	$115.10
Vested	1,576	7.6	$98.00
Exercised	–	–	$–
Forfeited	(655)	7.2	$50.33
Balance at November 30, 2020	29,331	6.9	$115.62

The following table summarizes information about stock options outstanding and vested at November 30, 2020:

	Options Outstanding				Options Vested
			Weighted
			Average	Weighted		Weighted	Weighted
	Number	Number	Remaining	Average	Number	Remaining	Average
	of Options not	of Options	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Exercisable	Exercisable	Life	Price	Options	Life	Price
			(In years)			(In years)
$2.23-10.00	1,517,189	-	9.6	$5.09	-	-	$-
$10.01-$40.00	-	3,500	8.5	21.69	1,422	8.5	21.73
$40.01–$80.00	-	13,396	8.3	51.21	8,084	8.3	51.22
$80.01–$120.00	-	10,303	7.5	102.90	7,615	7.5	102.67
$120.01–$160.00		12,495	6.8	155.24	11,086	6.8	155.52
$160.01-$391.60	-	1,124	6.6	391.60	1,124	6.6	391.60
	1,517,189	40,818	9.6	$7.46	29,331	7.4	$115.62

The options not exercisable were conditionally granted by our Board of Directors between July 1, 2020 and November 30, 2020 and are not exercisable until shareholder approval is received for the increase in the option pool as discussed above.

Note 7: Related Parties

J. Stephen Holmes, our non-employee sales manager, is an advisor to and significant stockholder of the Company. The Company incurred $180,000 in professional fees for services provided by Mr. Holmes in each of the three month periods ended November 30, 2020, and 2019, respectively.

During the three month period ended November 30, 2020, we made one-time payments to certain of our employees totaling approximately $570,000 in connection with their agreement to relocate from California to our new principal executive offices in Miami, Florida. Included among these was a payment to Mr. Absher of $160,000, and to Amanda Murphy, our Director of Operations and a member of our Board, of $80,000.

Note 8: Commitments

Operating Leases

Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine, California facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices with a termination date that coincides with the termination date of the prior lease and extended the terms of the original lease until 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Effective August 13, 2020, the Company entered into a non-cancelable seven-year operating lease for its Miami, Florida office facility commencing October 2020 through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Effective October 1, 2020, the Company entered into a non-cancelable 64-month lease for 23,500 square feet of primarily industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease payments under non-cancelable operating leases at November 30, 2020, are as follows:

Years ended August 31,
2021	$906,000
2022	1,302,000
2023	1,014,000
2024	1,075,000
2025	1,108,000
Thereafter	1,652,000
Total minimum payments	$7,057,000

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the quarters ended November 30, 2020 and 2019.

Stock Repurchase Plan

On July 9, 2019, the Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock as market conditions warrant over a period of 18 months. The Company has not implemented the stock repurchase plan to date and has not repurchased any stock under this authorization.

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

Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Quarterly Report, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima refused to continue development work, denied access to developed software, and refuses to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In addition to the non-delivery of the paid for user features, Kadima asserts that it is owed additional funds to turn over the work completed. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020 the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Discovery is underway, and a trial date has not been set.

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

Radaro Litigation

On July 9, 2020, we were served with a complaint filed by one of our former software vendors, Radaro Inc., in the United States District Court for the Central District of California, alleging damages arising from claims sounding in breach of contract and fraud. By Order filed October 21, 2020, the Court dismissed plaintiff’s claims for fraud and for punitive damages, with leave to replead. On January 4, 2021, plaintiff filed its Second Amended Complaint, in which it abandoned its claims for fraud and punitive damages. The Company denies plaintiff’s remaining claims and is defending the lawsuit vigorously. Discovery is underway, and the Court has set a trial date of March 1, 2022.

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

Note 10: Subsequent Events

Everest Litigation

On December 18, 2020, we were served with a Complaint filed in the United States District Court for the Central District of California by our former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy. Although the Company was only recently served with the Complaint, and its deadline to respond has not yet occurred, we deny plaintiff’s claims and intend to defend the lawsuit vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for Fiscal 2020, filed with the SEC on November 30, 2020, including the “Risk Factors” set forth in Part I, Item IA of the Form 10-K, as well as the amendment to our Annual Report on Form 10-K/A, filed with the SEC on January 12, 2021.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report, the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Quarterly Report and those reports, statements, information and announcements address activities, events or developments that we expect or anticipate will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

·	our future financial performance, including our revenue, costs of revenue and operating expenses;

·	our ability to achieve and grow profitability;

·	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

·	our predictions about industry and market trends;

·	our ability to expand successfully internationally;

·	our ability to manage effectively our growth and future expenses;

·	our estimated total addressable market;

·	our ability to maintain, protect and enhance our intellectual property;

·	our ability to comply with modified or new laws and regulations applying to our business;

·	the attraction and retention of qualified employees and key personnel;

·	the effect that the novel coronavirus disease (“COVID-19”) or other public health issues could have on our business and financial condition and the economy in general; and

·	our ability to be successful in defending litigation brought against us.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2020 filed with the SEC on November 30, 2020, which is expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

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

The industry and market data contained in this Quarterly Report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Our Management’s Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with GAAP and other non-GAAP financial measures that we use to manage our business, make planning decisions and allocate resources. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.

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

Although we have recently expanded into other industries, as noted below, our current primary focus continues to be on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates. We believe that these industries will be better served by our HRIS technology platform and related mobile application, which provide payroll and human resources tracking for our clients and we believe will result in lower operating costs, improved customer experience and revenue growth acceleration. All of our clients enter into service agreements with us or our wholly owned subsidiary, ReThink.

Our revenues through the first quarter of Fiscal 2021 primarily consisted of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage. Our costs of revenues primarily consisted of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage, including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers’ compensation reserves, carried as cash balances, and our estimates of projected workers’ compensation claims, carried as liabilities. We provide a self-funded workers’ compensation policy up to $500,000 and purchase reinsurance for claims in excess of that limit.

We believe that our customer value proposition is to provide a combination of overall net cost savings to our clients, for which they are willing to pay increased administrative fees, as follows:

•	Payroll tax compliance and management services;
•	Governmental HR compliance services, such as compliance with the Affordable Care Act (“ACA”);
•	Reduced client workers’ compensation premiums or enhanced coverage; and
•	Access to an employee pool of potential applicants to reduce turnover costs.

We have invested heavily in a robust, cloud-based HRIS platform in order to:

•	reduce WSE management costs;
•	automate new WSE and client onboarding; and
•	provide value-added services for our business clients resulting in additional revenue streams to the Company.

Our cloud-based HRIS platform captures, holds, and processes HR and payroll information for clients and WSEs through an easy-to-use customized front-end interface coupled with a secure, remotely hosted database. The HRIS system can be accessed by either a desktop computer or an easy to use smartphone application designed with legally binding HR workflows in mind. Once fully implemented, we expect to reduce the time, expense, and error rate for on-boarding WSEs into our HRIS ecosystem. This allows our HRIS platform to serve as a “gig” marketplace for WSEs and clients and allows for client businesses to better manage their staffing needs.

We see our technology platform as a key competitive advantage and differentiator to our market competitors and one which will allow us to expand our human capital business beyond our current focus of low-wage employees and healthcare workers. We believe that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, will provide a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that these businesses face. We are completing additional features, expected to generate additional revenue streams in calendar 2021 that will enhance and expand our product offering, increase our client customer and WSE counts, and increase the revenues and profit per existing WSE.

The COVID-19 pandemic has had a significant impact upon and delayed our expected growth, which we have observed through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Significantly, substantially all of our February 29, 2020 billed WSEs worked for clients located in Southern California, and many of these clients were required to furlough or layoff employees or, in some cases, completely close their operations. However, during the nine month period beginning March 1, 2020, (immediately before the COVID-19 pandemic had widespread impact throughout the economy), and through the end of our fiscal quarter ended November 30, 2020, we continued to close new customer opportunities. The combination of our sales efforts and the opportunities our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, but our WSE billings per client location decreased as many clients were shut down, or reduced staffing during the quarter ended May 31, 2020. For the month of May 2020, our billed client count decreased to 81 clients, but client locations increased by 24% to over 300 client locations compared to the month of February 2020. The Southern California economy experienced a modest recovery in June and through mid-July. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients are located.  Since that time, the fluid nature of the pandemic has resulted in the issuance of additional health orders by state and county health authorities, resulting in uneven patterns of business openings and closings throughout the state and leading ultimately to significant lockdowns beginning in late November 2020. As a result, we are unable to evaluate fully the probable impact of these lockdowns on our overall customer base. We believe that our business will be impacted based upon the negative effect on those clients that rely more heavily upon in-person dining to the extent that in-person dining restrictions are required.

Significant First Quarter Developments

Quarterly Performance Highlights: Fiscal 2021 v. Fiscal 2020

•	Served approximately 90 clients and an average of 3,400 WSEs.

•	Processed approximately $19.8 million in gross billings, an increase of 15.1% over the same period in Fiscal 2020.

•	Despite some recovery in the quick service restaurant industry and accompanying increase in related WSEs in September and October, we saw a reduction in WSEs billed in California in November due to renewed COVID-19 restrictions impacting restaurants.

•	Gross margins improved by $0.3 million, from $0.2 million, or 10.2% of revenues, to $0.5 million, or 20.5% of revenues, due to the addition of higher wage healthcare workers.

•	Operating loss was $5.5 million, compared to $4.2 million for the comparable period of Fiscal 2020. Excluding $1.3 million of non-recurring expenses related to the relocation of our principal executive offices, non-cash depreciation charges and stock-based compensation expenses, our quarterly adjusted non-GAAP operating loss was $4.2 million, compared to $4.0 million for the quarter ended November 30, 2019. The $0.2 million increase in non-GAAP adjusted operating loss was due to higher gross margin offset by increased operating expenses, primarily consisting of salaries and third-party software development expenses in connection with adding features to our HRIS platform.

Sales and Marketing

We have begun to expand our services into industries that utilize higher paid employees on a temporary or part-time basis, including the medical/nurse staffing industry. In July 2020, we signed our first healthcare client, representing a potential gain of 8,000 WSEs, and began to onboard these WSEs in late July and into August on a very limited basis. We onboarded more significant numbers of nurses through this client during the recently completed quarter, for which we expect to commence billings during calendar 2021. We expect these new healthcare WSEs to earn an average of 2 to 3 times more than the average restaurant WSE we have typically onboarded in the past, which should yield higher gross profits per healthcare WSE compared to a restaurant or other lower-wage worker.

In August 2020, we signed an agreement with Washington Hospitality, a consortium representing approximately 200,000 potential WSEs in the food industry located in the State of Washington. This agreement expands our geographic reach and is expected to drive revenue growth starting in calendar 2021.

Due to the COVID-19 pandemic, we have adjusted our sales efforts to reduce or eliminate in-person contact, primarily through the use of video conferencing and webinar tools. The webinars that we staged during the quarter were well-attended on both a live and recorded basis, which has resulted in client acquisitions that we believe have the potential to generate significant positive results for the Company.

Our business client adoption cycle is somewhat seasonal. The majority of our new clients schedule the commencement of our services to coincide with the new calendar year payroll and related payroll tax years.

Software Development

We continued our software development internally in the first quarter of Fiscal 2021, primarily focusing on feature enhancements such as delivery, scheduling, and onboarding functionality improvement. Our efforts also focused on better integration and more seamless process flow improvements to create an improved user experience while reducing internal staff time required for onboarding.

From inception of our software development efforts in 2017 through November 30, 2020, we spent approximately $22.4 million consisting of outsourced research and development, IT related expenses, development contractors and employee costs and marketing spending consisting of advertising, trade shows, and marketing personnel costs.

The following table shows the technology and marketing spending for each period reported:

Development spending (in $ millions)	Three months ending November 30, 2020	Three months ending November 30, 2019
	(Unaudited)	(Unaudited )
Contract development and licenses	$0.9	$0.4
Internal personnel costs	0.5	0.4
Total development spending	$1.4	$0.8

Marketing spending
Advertising and outside marketing	$0.2	$0.3
Internal personnel costs	0.1	0.1
Subtotal, Marketing costs	$0.3	$0.4
Total, HRIS platform and mobile application spending	$1.7	$1.2

Cumulative investment	$22.4	16.7
Portion of investment capitalized as fixed assets	$-	3.7
Portion of investment expensed	$22.4	13.0

For the quarters ended November 30, 2020 and 2019, we capitalized none of the development spending set forth in the table, above, into fixed assets.

October 2020 Public Offering

On October 8, 2020, the Company entered into the October Underwriting Agreement with AGP in connection with the October 2020 Offering. The October 2020 Offering closed on October 14, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.3 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company. The details of the October 2020 Offering are set forth in Note 5 to the financial statements, above.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three months ended November 30, 2020, and 2019 (unaudited).

	For the Three Months Ended November 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues (gross billings of $19.8 million and $17.2 million less WSE payroll cost of $17.3 million and $15.0 million, respectively)	$2,503,000	$2,169,000
Cost of revenue	1,990,000	1,948,000
Gross profit	513,000	221,000
Operating expenses:
Salaries, wages and payroll taxes	2,193,000	1,756,000
Stock-based compensation – general and administrative	496,000	127,000
Commissions	38,000	71,000
Professional fees	707,000	840,000
Software development	877,000	353,000
Depreciation and amortization	62,000	79,000
General and administrative	1,759,000	1,160,000
Total operating expenses	6,132,000	4,386,000
Operating loss	(5,619,000)	(4,165,000)
Other income (expense)
Interest expense	(3,000)	(1,161,000)
Change in fair value of derivative liability	-	942,000
Total other income (expense)	(3,000)	(219,000)
Loss from continuing operations	$(5,529,000)	$(4,384,000)
Income (loss) from discontinued operations	(1,314,000)	1,990,000
Total income (loss) from discontinued operations, net of tax	(1,314,000)	1,990,000
Net loss	(6,936,000)	(2,394,000)
Net loss per common share
Basic and diluted	$(0.22)	$(2.68)
Weighted average number of common shares
Basic and diluted	30,808,150	893,094

Revenues for the three months ended November 30, 2020, increased by $0.3 million, or 15.4%, to $2.5 million compared to $2.2 million for the three months ended November 30, 2019. The revenue increase was primarily due to an increase in revenue per WSE as we added additional higher wage healthcare workers and saw a reduction of ending billed food WSEs at the end of November as the COVID-19 lockdown resumed in Southern California, where most of our quick service restaurant (“QSR”) clients are currently located. Average billed WSEs decreased 1% from the same period of Fiscal 2020 due to fewer billed employees per customer as a result of the pandemic, yet average revenue per WSE increased approximately 16% as clients billed fewer employees at a higher average rate of pay due to the addition of higher wage healthcare workers to the WSE mix in Fiscal 2021 with higher administrative fees and billed taxes compared to no healthcare workers in the comparable period of Fiscal 2020.

We report our revenues as gross billings, net of related direct labor costs, for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the three months ended November 30, 2020 and 2019, we had no revenues associated with staffing services or generated through our technology services.

Cost of revenue, which mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage, was $1.99 million for the three months ended November 30, 2020, compared to approximately $1.95 million for the comparable period of Fiscal 2020, an increase of 2.2% or less than $0.1 million. This marginal increase was due to offsetting increases in taxes and decreases in workers’ compensation expense. Cost of revenue per WSE billed increased 3.0% over the comparable period of Fiscal 2020.

Gross profit increased by $0.3 million or 135.8% to $0.5 million or 20.5% of revenues for the quarter ended November 30, 2020 from $0.2 million or 10.0% of revenues for the same quarter of Fiscal 2020. Gross profit increase was driven by higher administrative fees, tax, and workers’ compensation margin improvements due to the addition of higher wage healthcare workers.

Operating expenses increased by 39.8%, or $1.7 million, to $6.1 million for the quarter ended November 30, 2020, from $4.4 million in the same period of Fiscal 2020. The increase was driven by increased headcount for hires in our new principal executive offices in Miami, increased spending on development to complete the next phase of our HRIS platform, increased stock compensation related to our stock option grants, and non-recurring relocation costs to move California employees to our new Miami facility, all of which were offset by decreases in litigation-related and other general and administrative expenses. Of the $1.5 million increase, approximately $0.9 million was either for non-recurring relocation expenses or related to increases in non-cash, stock-based compensation.

The following table presents certain information related to our operating expenses (unaudited):

	Three months ended November 30,
	2020	2019	% Change
	(in thousands)	(in thousands)
	(Unaudited)	(Unaudited)
Salaries, wages and payroll taxes	$2,193	$1,756	24.9%
Stock-based compensation	496	127	290.1%
Commissions	38	71	(46.0)%
Professional fees	707	840	(15.8)%
Software development	877	353	148.5%
Depreciation and amortization	62	79	(21.2)%
General and administrative	1,759	1,160	51.6%
Total operating expenses	$6,132	$4,386	39.8%

The components of operating expenses changed from the same period of Fiscal 2020 as follows:

Salaries, wages and payroll taxes, which consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees, increased by $0.4 million, or 24.9%, from $1.8 million for the comparable period of Fiscal 2020. The increase is due to hiring additional employees in our new Miami principal executive offices and additions to our technical team located in our Irvine, CA offices.

Stock-based compensation, which consists of compensation expense related to our employee stock option plan, increased $0.4 million, or 290.1%, to $0.5 million for the quarter ended November 30, 2020. The increase was driven by the issuance of additional stock options granted since July 1, 2020, which are subject to shareholder approval.

Commissions consist of commission payments made to third party brokers and inside sales personnel. Commissions decreased to $38,000 from $71,000 for the comparable period of Fiscal 2020. Commissions are primarily associated with compensation to our sales force for sales as well as to our property and casualty agents. Commission expenses decreased due to the change in our sales compensation structure.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the quarter ended November 30, 2020, decreased by $0.1 million, or 15.8%, to $0.7 million from $0.8 million for the comparable period of Fiscal 2020. The decrease was due to decreased legal fees related to our note default and product development litigation.

External software development consists of payments to third party contractors for licenses, software development, IT related spending for the development of our HRIS platform and mobile application. External software development increased by $0.5 million, or 148.5% to $0.9 million from $0.4 million. The increase was due to increased contract development spending in the quarter ended November 30, 2020, compared to the comparable period of Fiscal 2020.

General and Administrative expenses consist of office rent and related overhead, marketing, insurance, penalties, business taxes, travel and entertainment, depreciation and amortization and other general business expenses. General and administrative expenses for the quarter ended November 30, 2020 increased by $0.6 million, or 52%, from $1.2 million for the comparable period of Fiscal 2020. The increase was primarily due to non-recurring relocation expenses related to the move of our principal executive offices.

Operating loss for the quarter ended November 30, 2020 increased $1.4 million, or 34.9%, to $5.6 million from $4.2 million in the comparable period of Fiscal 2020. The operating loss increase was due to $1.7 million of increased operating expenses.

Other income (expense) for the quarter ended November 30, 2020 was negligible, due to the inclusion of interest expense primarily from amortization of convertible note discount, which was offset by a gain in convertible note related derivative liabilities. The Company eliminated all such convertible notes in Fiscal 2020.

Income/(loss) from discontinued operations was a $1.3 million loss for the quarter ended November 30, 2020, compared to a $2.0 million gain in the same period of Fiscal 2020. The Fiscal 2020 period included operations from former clients that we transferred to Vensure pursuant to the Vensure Asset Sale. While these discontinued operations are not included in our Fiscal 2021 results, we still recorded estimates of workers’ compensation liabilities during the quarter to cover WSEs who were transferred to Vensure, which contributed to the loss.

Net loss for the quarter ended November 30, 2020, was $6.9 million, compared to a net loss of $2.4 million for the comparable period of Fiscal 2020, representing an increase of $4.5 million or 189.7%. The increase in net loss was due to $1.4 million of additional operating losses, a $0.2 million reduction in other expenses, and a net loss increase of $3.3 million resulting from the change in Gain/(Loss) from Discontinued Operations from a $2.0 million gain for the quarter ended November 30, 2019, to a $1.3 million loss for the quarter ended November 30, 2020.

Liquidity and Capital Resources

As of November 30, 2020, the Company had cash of $9.1 million and a working capital surplus of $1.4 million. The Company has incurred recurring losses including during the fiscal year ending August 31, 2020 and the quarter ended November 30, 2020. The recurring losses and cash used in operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of the financial statements. The Company’s plans to alleviate substantial doubt are discussed below.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. On May 26, 2020, the Company successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. In October 2020, the Company closed an additional $12 million equity offering ($10.7 million net of costs). The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its operations, including the continued development and support of its IT and HRIS platform.

During Fiscal 2020, the Company instituted certain cost reductions and reduced its anticipated monthly cash needs by approximately $1 million. The Company continued its cost reduction measures during the quarter ended November 30, 2020, and continues to experience significant growth in the number of WSEs, which it expects to generate additional administrative fees. The reduction in the Company’s monthly cash needs along with the anticipated additional administrative fees earned should mitigate its current level of operational cash burn.  The Company retained its high growth business as part of the Vensure Asset Sale, which has accounted for billings and revenue growth for the customers that existed as of January 1, 2020 and who were not transferred to Vensure. The Company also retained the rights to monetize its existing pool of WSEs, including WSEs transferred to Vensure, and has begun to roll out its delivery and scheduling applications to its customers.

The Company has been and expects to continue to be impacted by the COVID-19 pandemic, from which it has experienced both positive and negative impacts. Its current business focus is providing payroll services for the restaurant and hospitality industries, which have seen a reduction in payroll and consequently a reduction in payroll processing fees on a per WSE and per location basis. However, the Company believes that it provides the means for current and potential clients to adapt to many of the obstacles posed by COVID-19 by providing additional services such as delivery, which have facilitated an increase in the Company’s client and client location counts, resulting in recovery of billings lost during the first months of the pandemic. Beginning in June 2020, the Company’s billings per WSE and per location improved as lockdowns in its primary Southern California market were lifted. Although the State of California re-implemented lockdowns in November 2020, the Company believes that many of its clients have modified their businesses after the initial lockdowns to adapt somewhat to these adverse circumstances. Nevertheless, if additional lockdowns persist, the Company’s clients delay hiring or rehiring employees, or if its clients shut down operations, the Company’s ability to generate operational cash flows may be significantly impaired.

In August 2020, we signed an agreement with Washington Hospitality, a consortium representing approximately 200,000 potential WSEs in the food industry located in the State of Washington. This agreement expands our geographic reach and is expected to drive revenue growth starting in calendar 2021.

The Company also signed a new client in July 2020 representing a significant revenue opportunity. This client provides outsourced nurses that are paid gross wages in an amount approximately three times what the Company’s typical food WSEs receive, with the Company receiving the same administrative fee rates per wage dollar paid. We believe that this client will generate a significant amount of new business for the Company, as the need for nurses increases to administer COVID-19 testing and vaccination services. We began to see an increase in these billed nurses in December 2020.

The Company’s management believes that the Company’s current cash position, along with its anticipated revenue growth from new customers in expanded geographic areas and industries and additional HRIS platform features introduced in late calendar 2020, expense reduction, no funded debt outstanding and future financings will be sufficient to alleviate substantial doubt and fund its operations for at least a year from the date these financials are issued. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.

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

Gross billings, which represents billings to our business clients and includes WSE gross wages, employer payroll taxes, and workers’ compensation premiums as well as administrative fees for our value-added services and other charges for workforce management support, is a non-GAAP measurement that represents a key operating metric for management along with number of WSEs and number of clients. Active WSEs are defined as employees on our HRIS platform that have provided services for at least one of our client customers for any reported period. Our primary non-GAAP profitability metrics are gross profit, gross profit per WSE, and gross profit percentage of gross billings, as gross billings and the number of active WSEs represent the primary drivers of our business operations.

Gross billings for the three months ended November 30, 2020, increased by $2.6 million, or 15.1%, to $19.8 million, (or $79.2 million on an annualized basis), compared to $17.2 million for the three months ended November 30, 2019, (or $68.8 million on an annualized basis). The gross payroll costs of our WSEs accounted for 87.3% and 87.4% of our gross billings for the three months ended November 30, 2020, and 2019, respectively.

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

	For the quarter Ended November 30,
	2020	2019
	(Unaudited)	(Unaudited)
Gross Billings in millions	$19.8	$17.2
Less: Adjustment to gross billings	17.3	15.0
Revenues, in millions	$2.5	$2.2

	November 30, 2020	August 31, 2020	November 30, 2019
Active WSEs (unaudited)	3,500	3,200	2,100

In our financial reports for the three months ended November 30, 2019, we classified as discontinued operations all billed wages, revenues, and cost of revenues associated with those clients who terminated services with us prior to January 1, 2020, and therefore did not generate recurring revenue after January 1, 2020, (including those clients transferred to Vensure as part of the Vensure Asset Sale). In the financial reports included in this Quarterly Report, we have classified only those clients transferred to Vensure as part of the Vensure Asset Sale as discontinued operations, and have reclassified the remaining non-transferred, terminated clients to continuing operations.

Our gross billings and revenues are both derived from gross payroll wages paid to WSEs. Gross wages is a key underlying metric that management uses to analyze business activities, as it is an important component of net revenues and gross margins. The table and analysis that follows illustrates the impact of the reclassification described above on gross wages:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Client Wages (billed in $ millions)	November	February	May	August
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Fiscal Year 2021
Billed Client Wages – All Operations	$17.3
Less Discontinued Operations Billings (1)	-
Billed Client Wages for Continuing Operations (2)	17.3
Less Terminated Client Wages (3)	-
Adjusted Billed Client Wages, Continuing Operations (4)	$17.3

Fiscal Year 2020
Billed Client Wages – All Operations	$88.2	$42.7	$12.1	$16.0
Less Discontinued Operations Billings (1)	(74.2)	(27.7)	-	-
Billed Client Wages for Continuing Operations (2)	14.0	15.0	12.1	16.0
Less Terminated Client Wages (3)	(1.4)	(0.7)	-	-
Adjusted Billed Client Wages, Continuing Operations (4)	$12.6	$14.3	$12.1	$16.0

Fiscal Year 2019
Billed Client Wages – All Operations	$60.3	$67.6	$77.4	$87.1
Less Discontinued Operations Billings (1)	(43.8)	(51.2)	(62.8)	(72.8)
Billed Client Wages for Continuing Operations (2)	16.5	16.4	14.6	14.3
Less Terminated Client Wages (3)	(11.4)	(9.3)	(4.3)	(2.8)
Adjusted Billed Client Wages, Continuing Operations (4)	$5.1	$7.1	$10.3	$11.5

(1)	Discontinued Operations Billings represents billings associated with the clients transferred to Vensure as part of the Vensure Asset Sale.

(2)	Billed Client Wages for Continuing Operations represents the billed client wages associated with the Fiscal 2019 and Fiscal 2020 revenues reported in the financial statements included in our Form 10-K for Fiscal 2020, filed with the SEC on November 30, 2020. Billed Client Wages represents substantially all of the “Adjustment to Gross Billings” in the billings reconciliation table above that reconciles gross billings to net revenues.

(3)	Terminated Client Wages represents the billed wages associated with clients that terminated services with the Company on or prior to January 1, 2020, but were not transferred to Vensure as part of the Vensure Asset Sale. This group primarily consists of clients we identified during calendar 2018 and 2019 as generating low profit margins, having relatively high workers’ compensation exposure, and/or not being well-suited to take advantage of our HRIS platform. Billings from these terminated clients were formerly classified under discontinued operations billings.

(4)	Adjusted Billed Client Wages from Continuing Operations represents client billings for customers who were either active clients as of January 1, 2020, or were added as clients after January 1, 2020. We believe that this metric provides a useful indication of the volume, progression, and growth in billings generated by our target client base during Fiscal 2019 and 2020, as well as the impact of the pandemic on our business. Our $2.2 million decrease in billings between February 29, 2020, and May 31, 2020, resulted from (i) a $3.9 million, or 27.3% decrease in billings to existing customers during the quarter ended May 31, 2020, (including $0.6 million, or 4.2% of quarterly billings, from customers who discontinued operations due to the pandemic), offset by (ii) an increase of $1.7 million, or 11.9% of billings during the quarter related to new customer signings. Our $3.9 million increase in billings between May 31, 2020, and August 31, 2020, resulted primarily from $1.8 million in increased billings from existing customers, combined with $2.1 million generated by new customer signings during the quarter ended August 31, 2020.

Material Commitments

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this Quarterly Report was properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act), or as otherwise required by law, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at August 31, 2020, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 and Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 31, 2020, our disclosure controls and procedures were not effective. A discussion of these findings is contained in our Annual Report on 10-K for Fiscal 2020, filed with the SEC on November 30, 2020, which is expressly incorporated herein by reference.

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of November 30, 2020, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2020, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its updated evaluation, our management concluded that our internal controls over financial reporting were not effective as of November 30, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at November 30, 2020, relate to the following:

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small and, during the quarter ended November 30, 2020, we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During the quarter, we continued to implement a plan to develop our accounting and finance staff to meet the needs of our growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. We are in the process of finalizing written policies and procedures to formalize the requirements of GAAP and the SEC.

The Company did not perform an effective risk assessment or monitor internal controls over financial reporting including completing the documentation and procedures surrounding its IT environment, controls over cut-off procedures, accounting for capitalized software, discontinued operations, segregation of duties, and corporate oversight functions. The Company will continue its assessment on a quarterly basis. During the reporting of our financial results for Fiscal 2020, we discovered errors surrounding the accounting for our discontinued operations, in particular the classification of client billings, revenues, and cost of revenues between continued and discontinued operations, which required a reclassification of revenues and cost of revenues from continuing operations to discontinued operations for the nine months ended May 31, 2020, and for each reported quarter therein, and evaluation of impairment for long term assets. There was no material impact to the Company’s balance sheet or income statement other than reclassifications between continuing and discontinued operations. We have reviewed and are in the process of addressing the control inadequacies by hiring outside consultants to supplement our staff in analyzing and reviewing the transaction in question that created the need to classify historical income statement activity as discontinued operations.  Once the remediation plan for each material weakness is fully implemented, the identified material weaknesses in internal control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated and the internal controls over financial reporting are effective. The Company will work to design, implement and rigorously test these new controls in order to make these final determinations.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2020, except as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K for Fiscal 2020, as filed with the SEC on November 30, 2020, except as noted in Note 9 to the financial statements.

(b) Risk Factors.

Not required. For a summary of risk factors relevant to our business and operations, please refer to Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2020, as filed with the SEC on November 30, 2020, which is expressly incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
4.1	Form of Underwriter Warrant issued on October 14, 2020 (incorporated by reference from Exhibit 4.3 to our Form S-1/A, filed with the SEC on August 18, 2020).

4.2	Form of Common Warrant issued on October 14, 2020 (incorporated by reference from Exhibit 4.4 to our Form S-1/A, filed with the SEC on August 18, 2020).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

DATE: January 14, 2021	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	January 14, 2021

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	January 14, 2021