Form 10-Q
period 2021-02-28
ShiftPixy, Inc.
filed 2021-04-14
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of April 13, 2021, was 20,914,646.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	February 28, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$3,479,000	$4,303,000
Accounts receivable	416,000	308,000
Unbilled accounts receivable	2,042,000	2,303,000
Deposit – workers’ compensation	250,000	293,000
Prepaid expenses and other current assets	959,000	796,000
Current assets of discontinued operations	821,000	1,030,000
Total current assets	7,967,000	9,033,000

Fixed assets, net	1,522,000	575,000
Note receivable, net	4,004,000	4,045,000
Deposits – workers’ compensation	629,000	736,000
Deposits and other assets	907,000	449,000
Non-current assets of discontinued operations	2,071,000	2,582,000

Total assets	$17,100,000	$17,420,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$4,252,000	$3,831,000
Payroll related liabilities	5,949,000	5,752,000
Accrued workers’ compensation costs	492,000	497,000
Current liabilities of discontinued operations	1,620,000	1,746,000
Total current liabilities	12,313,000	11,826,000
Non-current liabilities
Accrued workers’ compensation costs	1,241,000	1,247,000
Payroll related liabilities, long term	1,046,000	-
Non-current liabilities of discontinued operations	4,085,000	4,377,000
Total liabilities	18,685,000	17,450,000
Commitments and contingencies
Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 20,914,646 and 16,902,146 shares issued as of February 28, 2021 and August 31, 2020	2,000	2,000
Additional paid-in capital	130,994,000	119,430,000
Accumulated deficit	(132,581,000)	(119,462,000)
Total stockholders’ deficit	(1,585,000)	(30,000)
Total liabilities and stockholders’ deficit	$17,100,000	$17,420,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues (gross billings of $17.9 million and $14.5 million less worksite employee payroll cost of $15.5 million and $12.5 million, respectively for the three months ended; gross billings of $37.6 million and $32.4 million less worksite employee payroll cost of $32.7 million and $28.1 million, respectively for six months ended)	$2,419,000	$2,007,000	$4,922,000	$4,267,000
Cost of revenue	2,056,000	1,933,000	4,046,000	3,951,000
Gross profit	363,000	74,000	876,000	316,000

Operating expenses:
Salaries, wages, and payroll taxes	2,592,000	1,802,000	4,785,000	3,557,000
Stock-based compensation – general and administrative	423,000	619,000	919,000	745,000
Commissions	49,000	46,000	87,000	118,000
Professional fees	1,006,000	997,000	1,713,000	1,837,000
Software development	786,000	350,000	1,663,000	703,000
Depreciation and amortization	86,000	77,000	148,000	156,000
General and administrative	1,380,000	403,000	3,139,000	1,564,000
Total operating expenses	6,322,000	4,294,000	12,454,000	8,680,000

Operating Loss	(5,959,000)	(4,220,000)	(11,578,000)	(8,364,000)

Other (expense) income:
Interest expense	(3,000)	(806,000)	(6,000)	(1,967,000)
Expense related to modification of warrants	-	(21,000)	-	(21,000)
Loss from debt conversion	-	(657,000)	-	(657,000)
Inducement loss	-	(567,000)	-	(567,000)
Change in fair value derivative and warrant liability	-	829,000	-	1,771,000
Gain on convertible note penalties accrual	-	760,000	-	760,000
Total other expense	(3,000)	(462,000)	(6,000)	(681,000)
Loss from continuing operations	(5,962,000)	(4,682,000)	(11,584,000)	(9,045,000)
(Loss) income from discontinued operations
(Loss) income from discontinued operations	(221,000)	(1,393,000)	(1,535,000)	576,000
Gain from asset sale	-	15,682,000	-	15,682,000
Total (loss) income from discontinued operations, net of tax	(221,000)	14,289,000	(1,535,000)	16,258,000

Net (loss) income	$(6,183,000)	$9,607,000	$(13,119,000)	$7,213,000

Net (loss) income per share, Basic and diluted
Continuing operations	$(0.18)	$(0.27)	$(0.36)	$(1.01)
Discontinued operations
Operating (loss) income	(0.01)	(0.08)	(0.05)	0.06
Gain on sale of assets	-	0.92	-	1.76
Total discontinued operations	(0.01)	0.84	(0.05)	1.82
Net (loss) income per common share – Basic and diluted	$(0.19)	$0.57	$(0.41)	$0.81

Weighted average common shares outstanding – Basic and diluted	32,746,660	16,971,339	31,772,050	8,932,217

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 28, 2021 (Unaudited )

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 1, 2020	-	$-	16,902,146	$2,000	$119,430,000	$(119,462,000)	$(30,000)
Common stock issued for underwritten public offering, net of offering costs	-	-	4,000,000	-	10,701,000	-	10,701,000
Stock-based compensation expense	-	-	-	-	863,000	-	863,000
Preferred stock issued for preferred option exercise	12,500	-	-	-	-	-	-
Common stock issued for preferred stock exchange	(12,500)	-	12,500	-	-	-	-
Net Loss	-	-	-	-	-	(13,119,000)	(13,119,000)
Balance, February 28, 2021	-	$-	20,914,646	$2,000	$130,994,000	$(132,581,000)	$(1,585,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended February 28, 2021 (Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 1, 2020	-	$-	20,902,146	$2,000	$130,552,000	$(126,398,000)	$4,156,000
Stock-based compensation expense	-	-	-	-	442,000	-	442,000
Preferred stock issued for preferred option exercise	12,500	-	-	-	-	-	-
Common stock issued for preferred stock exchange	(12,500)	-	12,500	-	-	-	-
Net Loss	-	-	-	-	-	(6,183,000)	(6,183,000)
Balance, February 28, 2021	-	$-	20,914,646	$2,000	$130,994,000	$(132,581,000)	$(1,585,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended February 29, 2020 (Unaudited )

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, September 1, 2019	909,222	$-	$32,505,000	$(325,000)	$(45,900,000)	$(13,720,000)
Treasury Shares retired	(13,953)	-	(325,000)	325,000	-	-
Common shares issued for note exchange	21,750		200,000	-		200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Stock-based compensation expense	-	-	670,000	-	-	670,000
Common shares issued upon conversion of convertible notes and interest	148,122	-	2,215,000	-	-	2,215,000
Reclassification of derivative liabilities to paid in capital	-	-	1,691,000	-	-	1,691,000
Inducement loss on note conversions	37,646	-	567,000	-	-	567,000
Modification of warrants	-	-	22,000	-	-	22,000
Net Income	-	-	-	-	7,213,000	7,213,000
Balance, February 29, 2020	1,103,643	$-	$37,620,000	$-	$(38,687,000)	$(1,067,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended February 29, 2020 (Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 1, 2019	909,222	$-	$32,619,000	$(325,000)	$(48,294,000)	$(16,000,000)
Treasury Shares retired	(13,953)	-	(325,000)	325,000	-	-
Common shares issued for note exchange	21,750		200,000	-		200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Stock-based compensation expense	-	-	556,000	-	-	556,000
Common shares issued upon conversion of convertible notes and interest	148,122	-	2,215,000	-	-	2,215,000
Reclassification of derivative liabilities to paid in capital	-	-	1,691,000	-	-	1,691,000
Inducement loss on note conversions	37646	-	567,000	-	-	567,000
Modification of warrants	-	-	22,000	-	-	22,000
Net Income	-	-	-	-	9,607,000	9,607,000
Balance, February 29, 2020	1,103,643	$-	$37,620,000	$-	$(38,687,000)	$(1,067,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	February 28, 2021	February 29, 2020
OPERATING ACTIVITIES
Net (loss) income	$(13,119,000)	$7,213,000
(Loss) Income from discontinued operations	(1,535,000)	16,258,000
Net loss from continuing operations	(11,584,000)	(9,045,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	148,000	156,000
Gain on convertible note penalties accrual	-	(760,000)
Amortization debt discount and debt issuance cost	-	2,313,000
Stock issued for services	-	75,000
Stock-based compensation- general and administrative	863,000	670,000
Expense related to warrant modification	-	22,000
Inducement loss on note conversions	-	567,000
Change in fair value of derivative and warrant liability	-	(1,771,000)
Changes in operating assets and liabilities
Accounts receivable	(108,000)	(1,111,000)
Unbilled accounts receivable	261,000	(956,000)
Prepaid expenses and other current assets	(163,000)	28,000
Deposits – workers’ compensation	150,000	2,276,000
Deposits and other assets	(458,000)	20,000
Accounts payable	421,000	(901,000)
Payroll related liabilities	1,243,000	(2,732,000)
Accrued workers’ compensation	(11,000)	2,273,000
Other current liabilities	-	(1,894,000)
Total Adjustments	2,346,000	(1,725,000)
Net cash used in continuing operating activities	(9,238,000)	(10,770,000)
Net cash (used in) provided by discontinued operating activities	(1,192,000)	175,000
Net cash used in operating activities	(10,430,000)	(10,595,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(1,095,000)	(77,000)
Disposal of fixed assets	-	34,000
Proceeds from working capital adjustment – sale of assets	-	1,214,000
Proceeds from sale of assets	-	9,500,000
Net cash (used in) provided by investing activities	(1,095,000)	10,671,000

FINANCING ACTIVITIES
Repayment of convertible notes	-	(1,240,000)
Proceeds from underwritten public offering, net of offering costs	10,701,000	-
Net cash provided by (used in) financing activities	10,701,000	(1,240,000)
Net decrease in cash	(824,000)	(1,164,000)
Cash - Beginning of Period	4,303,000	1,561,000
Cash -End of Period	$3,479,000	$397,000
Supplemental Disclosure of Cash Flows Information:

Cash paid for interest	$6,000	$315,000
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$-	$2,215,000

Common shares issued for services	-	75,000
Common shares issued for note exchange	-	200,000
Additional principal issued for note exchange	-	267,000
Discount recorded for asset sale note receivable	-	1,818,000
Reclassification of derivative liabilities to paid in capital	-	1,691,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1:    Nature of Operations

ShiftPixy, Inc., (“we,” “us,” “our,” the “Company” or “ShiftPixy”), was incorporated on June 3, 2015, in the State of Wyoming. We are currently operating as a human capital outsourcing solutions provider that offers solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. Our historic focus has been on the quick service restaurant industry in Southern California, but we have begun to expand into other geographic areas and industries employing temporary or part-time labor sources as well as additional services ancillary to those labor sources.

The Company offers a variety of human capital services to its clients, including staffing, employment administrative services (“EAS”), payroll processing, human resources consulting, and workers’ compensation coverage and administration related services, as permitted by applicable law. We offer these services through various wholly-owned subsidiaries, including the following: (i) ShiftPixy Staffing, Inc., which provides traditional staffing services; (ii) ReThink Administrative Services, Inc., which operates as an administrative services organization, or “ASO”, often in conjunction with ShiftPixy Staffing; and (iii) Rethink Human Capital Management, Inc., which offers a combination of services provided by ShiftPixy Staffing and ReThink Administrative Services, including EAS. We have built a human resources information systems (“HRIS”) platform to assist in customer acquisition that simplifies the onboarding of new clients into our closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). This platform is expected to facilitate additional value-added services in future reporting periods. In January 2020, we sold the assets of Shift Human Capital Management, Inc. (“SHCM”), a wholly-owned subsidiary of the Company, pursuant to which we assigned the majority of our billable clients to a third party for cash as described below in Note 3.

The Company also announced, in late 2020, its “ShiftPixy Labs” initiative, which includes the creation of incubator “ghost kitchens” to be operated under its wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, the Company intends to provide resources and guidance to entrepreneurs seeking to bring their food delivery concepts to market, in return for the opportunity to combine with the ShiftPixy HRIS platform to create a co-branded, or “ghost” branded, food preparation and delivery solution. The initial phase of this initiative will be implemented in a dedicated showcase kitchen facility located in close proximity to our Miami headquarters, which is currently under renovation and which we expect to be operational no later than the beginning of the fourth quarter of our fiscal year ending August 31, 2021 (“Fiscal 2021”). We intend to partner with various culinary training organizations and experts in testing these concepts, and to showcase these efforts through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

On March 25, 2020, the Company filed Amended and Restated Articles of Incorporation (the “Restated Articles of Incorporation”) with the Wyoming Secretary of State, which were approved by the Company’s board of directors (the “Board of Directors”) and its stockholders representing a majority of its outstanding shares of capital stock. The Restated Articles of Incorporation, among other things, set conversion rights for the Company’s Class A Preferred Stock, par value $0.0001 per share, to convert into shares of common stock on a one-for-one basis. On March 31, 2021, stockholders representing a majority of the Company’s outstanding shares of capital stock approved a further amendment to the Restated Articles of Incorporation (the “Amended Restated Articles of Incorporation”), which makes the federal district courts of the United States the exclusive forum for the resolution of any complaint asserting a cause of action against the Company arising under the Securities Act of 1933, as amended. The Company is in the process of filing the Amended Restated Articles of Incorporation with the Wyoming Secretary of State.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the full year ending Fiscal 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including fair value and net realizable value of long term notes receivable; and

•	Projected development of workers’ compensation claims.

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

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were not material as of February 28, 2021 and August 31, 2020, respectively.

Consistent with the Company’s revenue recognition policy, direct costs do not include the payroll cost of its WSEs. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its WSEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

The Company has evaluated its revenue recognition policies in conjunction with its future expected business as it migrates to a staffing business model. For Fiscal 2020 and Fiscal 2021, there were no material revenues to date that should have been evaluated under a staffing business model. Such a staffing business model would have included the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with staffing services.

Segment Reporting

The Company currently principally operates as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2020, the Company began to enter into new business lines and geographic areas that, to date, are not material.  The Company expects to operate in multiple segments in the future as its business evolves and will evaluate these changes prospectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of February 28, 2021 or August 31, 2020.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of February 28, 2021, there was $3,238,000 of cash in excess of the amounts insured by the FDIC.

No individual client represented more than 10% of revenues for the three months and six months ended February 28, 2021 and February 29, 2020, respectively. However, four clients represented 94% of total accounts receivable at February 28, 2021.

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

The amortization of these assets is included in depreciation expense on the condensed consolidated statements of operations.

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

The Company determined that there were no material capitalized internal software development costs for the three and six months ended February 28, 2021 or February 29, 2020. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no indicators noted of impairments during the periods ended February 28, 2021 or February 29, 2020, respectively.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company is currently engaged in litigation regarding such a demand for additional premium payments, which we believe to be without legal basis, as discussed at Note 9, Contingencies, Everest Litigation, below.

Sunz Program

From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in its consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without legal basis, as discussed at Note 10, Subsequent Events, Sunz Litigation, below.

Current Program

Effective March 1, 2021, the Company migrated its clients to a guaranteed cost program. Under this program, the Company’s financial responsibility is limited to the cost of the workers’ compensation premium.

Under the Everest and Sunz programs, the Company utilizes a third party to estimate its loss development rate, which is based primarily upon the nature of WSEs’ job responsibilities, the location of WSEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates.

As of February 28, 2021, the Company had $0.3 million in Deposit – workers’ compensation classified as a short-term asset and $0.6 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of February 28, 2021, the Company had short term accrued workers’ compensation costs of $0.5 million and long term accrued workers’ compensation costs of $1.2 million.

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3.  As of February 28, 2021, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of February 28, 2021, the Company had $0.8 million in short term assets and $1.6 million of short term liabilities, and had $2.1 million of long term assets and $4.1 million of long term liabilities.

Because the Company bears the financial responsibility for claims up to the level noted above, such claims, which are the primary component of its workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. In estimating ultimate loss rates, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs that are primarily based upon the WSE’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after February 28, 2021, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2021 and August 31, 2020, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable was valued at estimated fair value as described below as of August 31, 2020 and through December 31, 2020 (end of the earnout period), and at estimated net realizable value as of February 28, 2021.

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

The Company did not have any Level 1 or Level 2 assets or liabilities at February 28, 2021 or August 31, 2020. The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale, as defined below, is a Level 3 fair value measurement as of August 31, 2020 and through December 31, 2020 (end of the earnout period).

The Note Receivable, as described in Note 3, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate, and on August 31, 2020 and through December 31, 2020 using a 15% discount rate, which contemplates the risk and probability assessments of the expected future cash flows. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the asset sale, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. The Company believes there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable are based on estimated gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale as of the measurement date. Those transferred clients may have had their business impacted due to the pandemic which, in turn, would have resulted in lower gross wage billings. While the Company believes the current valuation of the Note Receivable was fairly recorded as of August 31, 2020, a material change in the business transferred may result in a reduction of the estimate of the contingent payments expected to be received and therefore the value of this asset. The Company used the following assumptions to value the Note Receivable as of August 31, 2020:

•	Discount rate of 15%

•	Actual monthly wages billed to the extent available to the Company

For the period ended February 28, 2021, the Company estimated the net realizable value based on the available information through the date of this report as described in Note 3.

In March 2021, the Company received an initial demand for approximately $10.7 million of working capital adjustments and no adjustments for the actual 2020 wages billed. The Company used those adjustments as a starting point and considered each potential adjustment based on items deemed to be more or less likely and the level of the dispute for any disputed items. The Company disputes a significant portion of the working capital adjustments, as described in Notes 3 and 10. We identified approximately $2.6 million of adjustments deemed to be likely and retained a $2.9 million additional reserve for a total reserve of $5.5 million. The $2.9 million general reserve was developed using a weighted probability approach of the known claims and demands and combined with an estimate of legal and collection costs. The total reserve of $5.5 million is approximately 50% of the difference between the Vensure demand and the gross carrying value of the $9.5 million Note Receivable. Based on this analysis, we made no material changes to the carrying value of the Note Receivable between November 30, 2020, the last reporting date, or December 31, 2020, the last internal measurement date, to the current reporting date of February 28, 2021.

By the same token, as discussed in Note 10, Subsequent Events, the Company believes that the actual amount that Vensure owes pursuant to the Note Receivable may be significantly higher than the current valuation, and we are actively seeking recovery of this higher amount from Vensure.

The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

Research and Development

During the three months ended February 28, 2021 and February 29, 2020, the Company incurred research and development costs of approximately $1.4 million and $0.8 million, respectively. During the six months ended February 28, 2021 and February 29, 2020, the Company incurred research and development costs of approximately $2.8 million and $2.1 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. No software costs were capitalized for the three months and six months ended February 28, 2021 and February 29, 2020, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $719,000 and $921,000 for the three months and six months ended February 28, 2021, respectively, and expenses of $179,000 and $183,000 for the three and six months ended February 29, 2020, respectively.

Earnings (Loss) Per Share

The Company utilizes ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Common stock outstanding for purposes of earnings (loss) per share calculations include unexercised Preferred Options, as described in Note 5. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, are:

	For the Three and Six Months Ended February 28, 2021	For the Three and Six Months Ended February 29, 2020
Options	1,822,173	43,406
Senior Secured Convertible Notes	-	298,954
Warrants (Note 5)	4,396,209	131,558
Total potentially dilutive shares	6,218,382	473,918

For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan, as described in Note 6, below, including options granted contingent upon stockholder approval, which approval was obtained on March 31, 2021. “Senior Secured Convertible Notes” represent shares issuable upon conversion of convertible notes outstanding as of the period in question. All Senior Secured Convertible Notes were converted or repaid during Fiscal 2020.

Stock-Based Compensation

At February 28, 2021, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 6, below. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.

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

Revisions and Reclassifications of Financial Statements for the Three and Six months ended February 29, 2020

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

Reclassification of Discontinued Operations

During the preparation of the consolidated financial statements for Fiscal 2020, the Company determined that it had included in continuing operations certain customer revenues, cost of revenues, and commission expense related to customers transferred to Vensure as part of the Vensure Asset Sale. For consistency of presentation, those customer activities were reclassified to discontinued operations for the three and six months ended February 29, 2020. Such reclassifications had no material impact on the Company’s financial condition, operating results, cash flows or stockholder’s equity. Reclassifications to discontinued operations and the impact on earnings (loss) per share have been represented in the table below.

The effect of the revisions and reclassifications on the line items within the Company’s condensed consolidated statement of operations for the three and six months ended February 29, 2020, was as follows :

	For the three months ended February 29, 2020 (unaudited)
	As Previously Reported	Revision Adjustments	As Restated	Discontinued Operations Reclassification	As Restated and Reclassified

Revenues	$2,583,000	$-	$2,583,000	$(576,000)	$2,007,000
Cost of revenue	2,124,000	$-	2,124,000	(191,000)	1,933,000
Gross profit	$459,000	$-	$459,000	$(385,000)	$74,000

Operating Expenses
Depreciation and amortization	239,000	(162,000)	77,000	-	77,000
All other operating expenses	$4,211,000	$-	$4,211,000	$6,000	$4,217,000
Operating loss	$(3,991,000)	$162,000	$(3,829,000)	$(391,000)	$(4,220,000)
Net loss from continuing operations	$(4,453,000)	$162,000	$(4,291,000)	$(391,000)	$(4,682,000)
Total income from discontinued operations	$13,898,000	$-	$13,898,000	$391,000	$14,289,000
Net loss	$9,445,000	$162,000	$9,607,000	$-	$9,607,000
Net loss per common share - continuing operations, Basic and diluted	$(0.26)	$0.01	$(0.25)	$(0.02)	$(0.27)

Discontinued operations
Operating income (loss) per common share	$0.82	$-	$0.82	$0.02	$0.84
Net income (loss) per common share, Basic and diluted	$0.56	$0.01	$0.57	$-	$0.57

Weighted average number of common stock shares, Basic and diluted	16,971,339		16,971,339		16,971,339

	For the six months ended February 29, 2020 (unaudited)
	As Previously Reported	Revision Adjustments	As Restated	Discontinued Operations Reclassification	As Restated and Reclassified
Revenues	$4,761,000	$-	$4,761,000	$(494,000)	$4,267,000
Cost of revenue	4,178,000	-	4,178,000	(227,000)	3,951,000
Gross profit	$583,000	$-	$583,000	$(267,000)	$316,000

Operating Expenses
Depreciation and amortization	480,000	(324,000)	156,000	-	156,000
All other operating expenses	$8,412,000	$-	$8,412,000	$112,000	$8,524,000
Operating loss	$(8,309,000)	$324,000	$(7,985,000)	$(379,000)	$(8,364,000)
Net loss from continuing operations	$(8,990,000)	$324,000	$(8,666,000)	$(379,000)	$(9,045,000)
Total income from discontinued operations	$15,879,000	$-	$15,879,000	$379,000	$16,258,000
Net loss	$6,889,000	$324,000	$7,213,000	$-	$7,213,000
Net loss per common share - continuing operations, Basic and diluted	$(1.01)	$0.04	$(0.97)	$(0.04)	$(1.01)

Discontinued operations
Operating income (loss) per common share	$1.78	$-	$1.78	$0.04	$1.82
Net income (loss) per common share, Basic and diluted	$0.77	$0.04	$0.81	$-	$0.81

Weighted average number of common stock shares, Basic and diluted	8,932,217		8,932,217		8,932,217

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarity related to ASU 2014-09 regarding identification of performance obligations and licensing implementation. The standard has the same effective date as ASU 2014-09 described above.

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

In June 2020, the FASB issued ASU 2020-05: Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). For entities that, as of June 2020, had not issued financial statements under Topic 606, the effective date was extended by one year to annual periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. Entities that have not issued financial statements under Topic 842 are required to adopt this standard for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted.

The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of adoption. The Company expects to adopt the guidance using the modified retrospective method and does not expect the adoption to have a material impact on current or historical revenue recognition.

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

Note 3: Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement, to a wholly owned subsidiary of Vensure (the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was to be paid out in equal monthly payments over the next four years (the “Note Receivable”), subject to adjustments for working capital and customer retention, (as measured by a gross wage guarantee included in the governing agreement), over the twelve month period following the Vensure Asset Sale. During the three months and six months ended February 28, 2021, the Company identified an additional $41,000 of net cash paid on behalf of the Company and adjusted the Note Receivable accordingly.

On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Asset Purchase Agreement governing the Vensure Asset Sale. As indicated in the reconciliation table below, the Company has initially recorded $2.6 million of working capital adjustments, subject to final review and acceptance and has provided for a reserve for an additional $2.9 million of additional potential claims and reserves. By letter dated April 6, 2021 the Company disputed Vensure’s proposed adjustments, and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. As discussed in Note 10, below, any disputes regarding working capital adjustments under the Asset Purchase Agreement are subject to a resolution process that includes a 30-day negotiation period followed by binding arbitration. The parties are in the negotiation period as of the date of this filing.

The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the balance sheet for the period ended February 28, 2021.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Gross note receivable	$9,500,000

Less: Transaction reconciliation – estimated working capital adjustments	(2,604,000)
Adjusted Note Receivable	6,896,000
Reserve for estimated potential claims	(2,892,000)
Long-term note receivable, estimated net realizable value	$4,004,000

The Vensure Asset Sale met the criteria of discontinued operations set forth in ASC 205. As such, the Company has reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations for all periods presented.

Until December 31, 2020, the Company estimated the fair value of the adjustments to the Note Receivable using Level 3 inputs. For the period ended February 28, 2021, the Company estimated the net realizable value of the Note Receivable, which approximates the fair value as of December 31, 2020.

The Vensure Asset Sale calls for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross wages of the business transferred is less than the required amount, as detailed below:

Working capital adjustments: Through February 28, 2021, the Company has identified $2,604,000 of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2,516,000 of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of February 28, 2021, represents the Company’s estimate of the reconciliation by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of February 28, 2021 represents the final working capital adjustment.

Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for calendar 2020 are less than 90% of those customers’ 2019 gross wages. For the year ended August 31, 2020 and the quarter ended November 30, 2020, the Company had recorded a reserve of for its estimate of a gross billings adjustment. Vensure did not identify any such adjustments in their March 2021 correspondence. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during the quarter ended February 28, 2021.

The $2.9 million reserve for estimated potential claims is based on an evaluation of the disputed claims made by Vensure that are in excess of the $2.6 million of likely working capital claims previously identified.

The entire Note Receivable is recorded as a long term note receivable as of February 28, 2021. Any adjustments to the gross $9.5 million note receivable are to be applied against payments in the order they are due to be paid. Under the terms of the Vensure Asset Sale, the dispute is subject to a reconciliation and arbitration process. As such, although we are hopeful for a prompt resolution of our dispute, we do not currently anticipate any collections prior to February 28, 2022, and therefore have classified the note receivable as long-term.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations were as follows:

	February 28, 2021	August 31, 2020
Cash	$-	$-
Accounts receivable and unbilled account receivable	-	-
Prepaid expenses and other current assets	-	-
Deposits – workers’ compensation	821,000	1,030,000
Total current assets	821,000	1,030,000
Fixed assets, net	-	-
Deposits – workers’ compensation	2,071,000	2,582,000
Total assets	$2,892,000	$3,612,000

Accounts payable and other current liabilities	$-	$-
Payroll related liabilities	-	-
Accrued workers’ compensation cost	1,620,000	1,746,000
Total current liabilities	1,620,000	1,746,000
Accrued workers’ compensation cost	4,085,000	4,377,000
Total liabilities	5,705,000	6,123,000

Net liability	$(2,813,000)	$(2,511,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues (gross billings of $0 and $27.8 million less worksite employee payroll cost of $0 million and $23.8 million, respectively for the three months ended; gross billings of $0 million and $120.6 million less worksite employee payroll cost of $0 million and $103.0 million, respectively for the six months ended)	$-	$4,026,000	$-	$17,632,000
Cost of revenue	221,000	5,228,000	1,535,000	15,762,000
Gross profit (loss)	(221,000)	(1,202,000)	(1,535,000)	1,870,000

Operating expenses:
Salaries, wages and payroll taxes	-	153,000	-	553,000
Commissions	-	38,000	-	741,000
Total operating expenses	-	191,000	-	1,294,000

(Loss) income from discontinued operations	$(221,000)	$(1,393,000)	$(1,535,000)	$576,000

The loss from discontinued operations for the three months ended February 28, 2021, represents the change in the estimated workers’ compensation accruals required for the residual workers’ compensation liabilities retained after the Vensure Asset Sale.

Note 4: Going Concern

As of February 28, 2021, the Company had cash of $3.5 million and a working capital deficit of $4.3 million. During the six months ended February 28, 2021, the Company used approximately $9.2 million of cash from its continuing operations. The Company has incurred recurring losses, which has resulted in an accumulated deficit of $132.6 million as of February 28, 2021. The recurring losses and cash used in operations raise substantial doubt as to our ability to continue as a going concern within one year from the issuance date of these financial statements.

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

During Fiscal 2021, the Company has continued to invest in its HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required significant cash expenditures. The Company expects to deploy significant additional capital resources to continue with these growth initiatives, which include making ShiftPixy Labs and our ghost kitchens fully operational.

The Company has been and expects to continue to be impacted by the COVID-19 pandemic, from which it has experienced both positive and negative impacts. Its current business focus is providing human capital and payroll services for the restaurant and hospitality industries, which have seen a reduction in payroll and consequently a reduction in payroll processing fees on a per WSE and per location basis. However, the Company believes that it provides the means for current and potential clients to adapt to many of the obstacles posed by COVID-19 by offering additional services such as delivery, which have facilitated an increase by the Company in its client and client location counts, resulting in recovery of billings lost during the first months of the pandemic. Beginning in June 2020, the Company’s billings per WSE and per location improved as lockdowns in its primary Southern California market were lifted. Although the State of California re-implemented lockdowns in November 2020, the Company believes that many of its clients have modified their businesses after the initial lockdowns to adapt somewhat to these adverse circumstances. Further, the recent acceleration in the roll-out of COVID-19 vaccines throughout California and the entire country has resulted in an easing of business operating restrictions. Nevertheless, if lockdowns resume, the Company’s clients delay hiring or rehiring employees, or if our clients shut down operations, our ability to generate operational cash flows may be significantly impaired.

In August 2020, the Company signed an agreement with the Washington Hospitality Association Member Services Corporation (“Washington Hospitality”), a consortium representing approximately 200,000 potential WSEs in the food industry located in the State of Washington. This agreement expands the Company’s geographic reach and is expected to drive revenue growth starting in calendar 2021.

The Company also signed a new client in July 2020 representing a significant revenue opportunity. This client provides outsourced nurses that are paid gross wages in an amount approximately three times what the Company’s typical food WSEs receive, with the Company receiving the same administrative fee rates per wage dollar paid. We believe that this client will generate new business for the Company, as the need for nurses increases to administer COVID-19 testing and vaccination services. We began to see an increase in these billed nurses in the quarter ending February 28, 2021.

The Company’s management believes that the Company’s current cash position will not be sufficient to fund our operations for at least a year from the date these financials are issued without additional capital funding. While the Company has successfully raised capital from debt and equity investors in the past, if these sources do not provide the capital necessary to fund the Company’s operations during the twelve months following the issuance of this Quarterly Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company, or that any such additional financing will be available. These condensed consolidated financial statements do not include any adjustments for this uncertainty.

Note 5: Stockholders’ Equity

Preferred Stock

As previously disclosed, in September 2016, the founding shareholders of the Company were granted options to acquire ShiftPixy preferred stock (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at that time.  These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock.  Upon the occurrence of certain specified events, such founding shareholders may exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of common stock on a one-for-one basis pursuant to the Amended Restated Articles of Incorporation. The Preferred Options became exercisable to purchase shares of preferred stock in January 2020 and in March 2020 became exchangeable into an equal number of shares of common stock.

On June 4, 2020, Scott Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase an equal number of shares of preferred stock. Immediately thereafter, Mr. Absher converted all 12,500,000 shares of preferred stock into 12,500,000 shares of common stock. These shares of common stock are subject to a two-year lockup from the date of the conversion. Between June 4, 2020 and August 31, 2020, an additional 294,490 Preferred Options were exercised and exchanged for a like number of common stock shares. During the fiscal quarter and six months ended February 28, 2021 an additional 12,500 Preferred Options were exercised and exchanged for a like number shares of common stock. As of the date of this Quarterly Report, 11,827,570 Preferred Options remain outstanding and exercisable. The right to exercise the options terminates on December 31, 2023. As stated above, the amount of the Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by such founding shareholders at the time such options were issued. Accordingly, in order to confirm the original intent of the granting options to purchase up to 50,000,000 shares of preferred stock to two of our founding shareholders, Mr. Absher and J. Stephen Holmes, at some point in the future the Company intends to adopt a second grant of options, exercisable upon the occurrence of certain specified events, granting an additional 12,500,000 options to each of Messrs. Absher and Holmes, whereby each option permits the holder to acquire one share of preferred stock of the Company for $0.0001 per share.  Each share of preferred stock will be convertible into common stock on a one-for-one basis.

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

The October 2020 Offering closed on October 14, 2020, for gross proceeds of approximately $12.0 million, prior to deducting $1.3 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, the Company, upon closing of the October 2020 Offering, issued to AGP warrants to purchase up to 200,000 shares of common stock (the “October Underwriter Warrants”), which is equivalent to 5.0% of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing six months after the closing date and ending five years from the closing date, at a price per share equal to $3.30, which is equivalent to 110% of the public offering price per share.

Common Stock and Warrants

During the six months ended February 28, 2021, the Company issued 4,000,000 shares of common stock pursuant to the October 2020 Offering at $3.00 per share, as described above.

The following table summarizes the changes in the Company’s common stock warrants from August 31, 2020 to February 28, 2021:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2020	1,896,209	4.7	$7.91
Issued	2,500,000	5.0	3.30
(Cancelled)	-	-	-
(Exercised)	-	-	-
Warrants outstanding, February 28, 2021	4,396,209	4.5	5.51
Warrants exercisable, February 28, 2021	4,396,209	4.5	$5.51

The following table summarizes the Company’s warrants outstanding as of February 28, 2021:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
October 2020 Common Warrants	2,300,000	4.6	$3.30
October 2020 Underwriter Warrants	200,000	4.6	3.30
May 2020 Common Warrants	1,277,580	4.2	5.40
May 2020 Underwriter Warrants	111,108	4.2	5.40
March 2020 Exchange Warrants	423,669	4.6	10.17
Amended March 2019 Warrants	66,288	3.0	40.00
March 2019 Services Warrants	3,366	3.0	70.00
June 2018 Warrants	6,276	2.8	40.00
June 2018 Services Warrants	5,422	2.8	99.60
2017 PIPE Warrants	2,500	1.3	276.00
	4,396,209	4.5	$5.51

Note 6: Stock Based Compensation

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), (each of which is exercisable into shares of common stock) (collectively, “Options”) or shares of common stock (“Share Grants”). The Company had reserved a total of 250,000 of common stock for issuance under the Plan as of February 28, 2021, which was previously approved by the Company’s shareholders. Of these 250,000 approved shares, as of February 28, 2021, approximately 93,000 options and 7,000 shares had been designated by the Board of Directors for issuance and approximately 40,000 of the options had been forfeited and returned to the option pool under the Plan due to employment terminations. As of February 28, 2021, approximately 209,000 shares remained issuable, of which 167,000 were eligible to be issued as ISOs and 209,000 as either share grants or NQs. Under the Plan, as previously approved by the Company’s shareholders, a total of 40,818 options were outstanding as of February 28, 2021 and are reported as exercisable in the table below.

For all options granted prior to July 1, 2020, each option is immediately exercisable and has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. All options granted to date have a ten-year term.

On July 1, 2020, our Board of Directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000, subject to approval by a majority of the Company’s stockholders. As of February 28, 2021 the Company has granted 1,781,355 options under the Plan that are subject to stockholder approval and are reported as non-exercisable in the table below. The options granted since July 1, 2020, typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. On March 31, 2021, the Company’s stockholders approved the increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000 shares, as well as the various grant awards under the Plan since July 1, 2020.

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

The Company recognized approximately $441,000 and $863,000 of compensation expense for the three and six months ended February 28, 2021, respectively. The Company recognized approximately $556,000 and $670,000 of compensation expense for the three and six months ended February 28, 2020, respectively.

At February 28, 2021, the total unrecognized deferred stock-based compensation expected to be recognized over the remaining weighted average vesting periods of 3.3 years for outstanding grants was $5.3 million.

The following table summarizes option activity during the six months ended February 28, 2021:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)
Balance Outstanding, August 31, 2020	1,398,740	9.5	$8.18
Granted	550,000	10.0	3.21
Exercised	-	-	-
Forfeited	(126,567)	9.5	5.03
Balance Outstanding at February 28, 2021	1,822,173	9.4	$6.73
Balance not Exercisable at February 28, 2021	1,781,355
Balance Exercisable at February 28, 2021	40,818

Options outstanding as of February 28, 2021 had aggregate intrinsic value of $116,000.

Option vesting activity during the six months ended February 28, 2021 was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)
Balance, August 31, 2020	28,410	7.2	$115.10
Vested	3,916	7.5	93.49
Exercised	-	-	-
Forfeited	(655)	7.2	50.33
Balance at February 28, 2021	31,671	7.2	$113.76

The following table summarizes information about stock options outstanding and vested at February 28, 2021:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options not Exercisable	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In Years)			(In Years)
$2.23-10.00	1,781,355	-	9.5	$4.70	-	-	$-
$10.01-$40.00	-	3,500	8.3	21.69	1,680	8.3	21.65
$40.01–$80.00	-	13,396	8.1	51.21	8,986	8.1	51.22
$80.01–$120.00	-	10,303	7.2	102.90	8,096	7.3	102.74
$120.01–$160.00	-	12,495	6.5	155.24	11,784	6.5	155.64
$160.01-$391.60	-	1,125	6.4	391.60	1,125	6.4	391.60
	1,781,355	40,818	9.4	$6.73	31,671	7.2	$113.76

The options not exercisable were conditionally granted by our Board of Directors between July 1, 2020 and February 28, 2021 and are not exercisable until stockholder approval is received for the increase in the option pool. As discussed above, stockholder approval was obtained on March 31, 2021.

Note 7: Related Parties

J. Stephen Holmes, our non-employee sales manager, is an advisor to and significant stockholder of the Company. The Company incurred $180,000 and $360,000 in professional fees for services provided by Mr. Holmes in each of the three and six month periods ended February 28, 2021, and February 29, 2020, respectively.

During the three and six month periods ended February 28, 2021, we made one-time payments to certain of our employees totaling approximately $53,000 and $600,000, respectively, in connection with their agreement to relocate from California to our new principal executive offices in Miami, Florida. Included among these were payments to the following related parties, in the amounts indicated: (i) Mr. Absher, $160,000; (ii) Amanda Murphy, our Director of Operations and a member of our Board, $80,000; (iii) David May, a member of our business development team, and the son-in-law of Mr. Absher, $80,000; (iv) Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., and the son-in-law of Mr. Absher, $88,000; and (v) Hannah Absher, an employee of the Company and the daughter of Scott Absher, $18,000.

Note 8: Commitments

Operating Leases & License Agreements

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

Future minimum lease and licensing payments under non-cancelable operating leases at February 28, 2021, are as follows:

Years ended August 31,
2021	$697,000
2022	1,302,000
2023	1,014,000
2024	1,075,000
2025	1,108,000
Thereafter	1,652,000
Total minimum payments	$6,848,000

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the three or six months ended February 28, 2021 and February 29, 2020.

Stock Repurchase Plan

On July 9, 2019, the Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock as market conditions warrant over a period of 18 months. The Company has not implemented the stock repurchase plan to date and has not repurchased any stock under this authorization, which has now expired.

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

Diamond Litigation

On September 8, 2020, a former financial advisor to the Company filed a Complaint in the United States District Court for the Southern District of New York naming the Company and one of its officers as defendants. The Complaint asserts multiple causes of action, all of which stem from plaintiff’s claim that he is entitled to compensation from the Company, in the form of warrants to purchase ShiftPixy common stock, based upon a prior agreement to provide financial advisory services to the Company in connection with a prior transaction. The Company and the named officer deny the plaintiff’s allegations, and have moved to dismiss plaintiff’s complaint in its entirety. The Court has stayed all discovery pending its ruling on our motion to dismiss, which remains under consideration.

Everest Litigation

On December 18, 2020, we were served with a Complaint filed in the United States District Court for the Central District of California by our former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $600,000. On February 5, 2021, we filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. Discovery is underway in the case against Everest, and the Court has set a trial date of February 22, 2022.

Note 10: Subsequent Events

Benchmark Litigation

On March 8, 2021, we were served with a Complaint filed in the United States District Court for the Southern District of New York by Benchmark Investments, Inc. d/b/a Kingswood Capital Markets, asserting a single claim for breach of contract arising from a non-binding engagement letter pursuant to which plaintiff offered to provide certain investment banking services to an affiliate of the Company. The Complaint seeks damages in an unspecified amount. On April 8, 2021, we filed an Answer to Plaintiff’s Complaint denying its claims for relief, and asserting various affirmative defenses.

Sunz Litigation

On March 19, 2021, we were served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by our former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million. The Company denies plaintiff’s allegations and intends to defend the lawsuit vigorously.

Vensure Note Receivable

Effective January 1, 2020, the Company entered into an Asset Purchase Agreement (the “APA”) with a wholly-owned subsidiary of Vensure, pursuant to which Vensure agreed to purchase certain of the Company’s assets for total consideration of $19 million in cash, with $9.5 million to be paid at closing, and the remainder to be paid in 48 equal monthly installments (the “Installment Sum”). The Installment Sum is subject to certain adjustments to account for various post-closing payments made by the parties to the APA. The APA provides a framework for the resolution of any disputes concerning the calculation of the Installment Sum, which includes submission of the matter to binding arbitration in the event that the parties are unable to resolve their differences themselves. By letter dated March 12, 2021, Vensure notified the Company for the first time that it believes it owes nothing under the APA, and that the Company owes Vensure approximately $1.5 million. We responded to Vensure by letter dated April 6, 2021, stating our belief that Vensure’s calculations lack any basis, are unsupported by sufficient documentation, and are directly contradicted by the Company’s internal records. We further advised Vensure that, based on the information currently within the Company’s possession, we calculate the Installment Sum that Vensure owes to be within the range of approximately $7 million to $9.5 million, not including any recoveries to which the Company may be entitled based upon Vensure’s conduct in connection with the APA. The Company has also requested that Vensure produce various financial records that would support its calculations, and which we are entitled to examine under the terms of the APA. Now that the parties have exchanged their respective calculations with respect to the Installment Sum, we are attempting to negotiate a resolution of this dispute with Vensure in good faith, as required by certain provisions of the APA. If these negotiations fail to yield an agreement, then we intend to pursue our claim for payment through the binding arbitration and other procedures outlined in the APA.

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

Although we have recently expanded into other industries, as noted below, our current primary focus continues to be on clients in the restaurant and hospitality industries, traditionally market segments with high employee turnover and low pay rates. We believe that these industries will be better served by our HRIS technology platform and related mobile application, which provide payroll and human resources tracking for our clients and we believe will result in lower operating costs, improved customer experience and revenue growth acceleration. All of our clients enter into service agreements with us or one of our wholly-owned subsidiaries, as detailed in Note 1 to our financial statements, above.

Our revenues through the second quarter of Fiscal 2021 primarily consisted of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage. Our costs of revenues primarily consisted of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage, including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers’ compensation reserves, carried as cash balances, and our estimates of projected workers’ compensation claims, carried as liabilities. We provide a self-funded workers’ compensation policy up to $500,000 and purchase reinsurance for claims in excess of that limit.

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

Our cloud-based HRIS platform captures, holds, and processes HR and payroll information for clients and WSEs through an easy-to-use customized front-end interface coupled with a secure, remotely hosted database. The HRIS platform can be accessed by either a desktop computer or an easy to use smartphone application designed with legally binding HR workflows in mind. Once fully implemented, we expect to reduce the time, expense, and error rate for on-boarding WSEs into our ecosystem. This allows our HRIS platform to serve as a “gig” marketplace for WSEs and clients and for client businesses to better manage their human capital needs.

We see our technology platform as a key competitive advantage and differentiator to our market competitors and one that will allow us to expand our human capital business beyond our current focus of low-wage employees and healthcare workers. We believe that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, will provide a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that these businesses face. We are completing additional features, expected to generate additional revenue streams in calendar 2021, that will enhance and expand our product offering, increase our client customer and WSE counts, and increase the revenues and profit per existing WSE.

The COVID-19 pandemic has had a significant impact upon and delayed our expected growth, which we observed initially through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Substantially all of our February 29, 2020 billed WSEs worked for clients located in Southern California, primarily in the quick service restaurant industry, and many of these clients were required to furlough or lay off employees or, in some cases, completely shutter their operations. For our clients serviced immediately prior to the March 2020 pandemic lockdown, we experienced an approximate 30% reduction in business levels within 6 weeks after the initial lockdown. The combination of our sales efforts and the tools that our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, as did the fact that many of our clients received Paycheck Protection Program (“PPP”) loans under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which supported their businesses and payroll payments during in-store lockdowns. Nevertheless, during the quarter ended May 31, 2020, our WSE billings per client location decreased as many of our clients were forced to cease operations or reduce staffing. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients are located.  The fluid nature of the pandemic following those renewed lockdowns resulted in the issuance of additional orders by state and county health authorities, yielding uneven patterns of business openings and closings throughout the state and leading ultimately to significant lockdowns beginning in late November 2020 and through the year-end holiday season as a spike in COVID-19 cases was observed.

The negative impact of these lockdowns on our business and operations continued through our second quarter of Fiscal 2021. Despite experiencing billings and revenue growth from our new nurse staffing customer during this time period, our gross billings decreased sequentially by approximately $1.9 million, or 10%, below first quarter levels, and our ending WSEs billed decreased by approximately 800 sequentially from quarter to quarter. We believe that this decrease was directly related to the renewed lockdowns in California resulting from the COVID-19 spikes and discussed above. While the availability of PPP loans to our clients mitigated the negative impact on our business during the early stages of the pandemic, we believe that the failure of the government to renew this program exacerbated the negative impact of the holiday lockdowns on our financial results for the second quarter of Fiscal 2021. Nevertheless, we have observed some degree of recovery over the past month, as these lockdowns have relaxed and vaccination efforts have accelerated. Southern California counties experiencing decreased infection rates have begun to reopen in-person dining, albeit at reduced levels of 25% maximum occupancy. Most recently, the State of California announced that all residents over the age of 50 are currently eligible for COVID-19 vaccination and that, by April 15, all residents over the age of 16 will be eligible based on expected increases in vaccine availability. We believe that, to the extent that COVID-19 infection rates continue to decrease and vaccination rates increase, governmental authorities will continue to remove in-person dining restrictions, which will fuel our clients’ business recoveries.

Despite the negative impacts to our quick service restaurant related business resulting from COVID-19 restrictions, we saw an increase in our admin fees revenue during the second quarter, which was driven by the increased billings and revenues for our new health related business that we launched during Fiscal 2021. We expect to see additional growth in this business line in future quarters, and we expect it to be a significant contributor to our gross profit based upon the higher wages typically paid to healthcare WSEs.

Significant Second Quarter Developments

Quarterly Performance Highlights: Fiscal 2021 v. Fiscal 2020

•	Served approximately 84 clients and an average of 3,000 WSEs.

•	Processed approximately $17.9 million in gross billings, an increase of 17.9% over the same period in Fiscal 2020, but a sequential 10% decrease below the first quarter of Fiscal 2021 due to COVID-19 impacts on our quick service restaurant customer base and resets of payroll tax limits.

•	Collected admin fees increased 10.9% from the second quarter of Fiscal 2020 to the same period of Fiscal 2021, and increased 11.9% sequentially from the first quarter of Fiscal 2021. This increase was driven primarily by healthcare related admin fees, which grew 46% sequentially from the first quarter of Fiscal 2021.

•	Gross margins increased by $0.3 million, from $0.1 million, or 4.5% of revenues, to $0.4 million, or 15.0% of revenues, as a result of higher gross billings and the increase in healthcare related admin fees.

•	Operating loss was $6.0 million, compared to $4.2 million for the comparable period of Fiscal 2020, primarily driven by a $2.0 million increase in operating expenses offset by higher gross billings and healthcare related admin fees.

Sales Efforts and Growth Initiatives

We believe that our HRIS platform is well suited to provide cross-functional services that will allow us to expand our reach into other human capital applications and expand our revenue base. Our strategy is to monetize this HRIS platform through multiple applications with the initial application being our historical restaurant-focused human capital solutions.  We have begun to expand our services into industries that utilize higher paid employees on a temporary or part-time basis, including the medical/nurse staffing industry. In July 2020, we signed our first healthcare client, representing a potential gain of 8,000 WSEs, and began to onboard these WSEs in late July and into August on a very limited basis. We onboarded more significant numbers of nurses through this client during the recently completed quarter, for which we have begun to commence billings and recognize revenue. We expect these new healthcare WSEs to earn an average of 2 to 3 times more than the average restaurant WSE we have typically onboarded in the past, which should yield higher gross profits per healthcare WSE compared to a restaurant or other lower-wage worker.

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

During the second quarter of Fiscal 2021, we began to invest significantly in additional areas where we see the potential for substantial revenue growth and enhanced shareholder value. We believe the combination of our human capital, scheduling, intermediation, and delivery services provides us with a unique opportunity for a vertically integrated restaurant and food fulfillment solution. To that end, in late 2020 we announced our “ShiftPixy Labs” initiative, which includes the creation of incubator “ghost kitchens” to be operated under our wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, the Company intends to provide resources and guidance to entrepreneurs seeking to bring their food delivery concepts to market, in return for the opportunity to combine with the ShiftPixy HRIS platform to create a co-branded, or “ghost” branded, food preparation and delivery solution. The initial phase of this initiative will be implemented in a dedicated showcase kitchen facility located in close proximity to our Miami headquarters, which is current under renovation and which we expect to be operational no later than the beginning of the fourth quarter of Fiscal 2021. We intend to partner with various culinary training organizations and experts in testing these concepts, and to showcase these efforts through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

Software Development

We continued our software development internally in the second quarter of Fiscal 2021, primarily focusing on feature enhancements such as delivery, scheduling, and onboarding functionality improvement. Our efforts also focused on better integration and more seamless process flow improvements to create an improved user experience while reducing internal staff time required for onboarding.

From inception of our software development efforts in 2017 through February 28, 2021, we spent approximately $26.3 million consisting of outsourced research and development, IT related expenses, development contractors and employee costs and marketing spending consisting of advertising, trade shows, and marketing personnel costs.

The following table shows the technology and marketing spending for each period reported:

Development spending (in $ millions)	Six months ending February 28, 2021	Six months ending February 29, 2020
	(Unaudited)	(Unaudited)
Contract development and licenses	$1.6	$0.6
Internal personnel costs	1.2	1.0
Total development spending	$2.8	$1.6

Marketing spending
Advertising and outside marketing	$0.9	$0.2
Internal personnel costs	0.2	0.2
Subtotal, Marketing costs	$1.1	$0.4
Total, HRIS platform and mobile application spending	$3.9	$2.0

Cumulative investment	$26.3	18.8
Portion of investment capitalized as fixed assets	-	3.7
Portion of investment expensed	$26.3	15.1

For the quarters ended February 28, 2021 and February 29, 2020, we capitalized none of the development spending set forth in the table, above, into fixed assets.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three and six months ended February 28, 2021, and February 29, 2020 (unaudited ).

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues (gross billings of $17.9 million and $14.5 million less worksite employee payroll cost of $15.5 million and $12.5 million, respectively for the three months ended; gross billings of $37.6 million and $32.4 million less worksite employee payroll cost of $32.7 million and $28.1 million, respectively for six months ended	$2,419,000	$2,007,000	$4,922,000	$4,267,000
Cost of revenue	2,056,000	1,933,000	4,046,000	3,951,000
Gross profit	363,000	74,000	876,000	316,000

Operating expenses:
Salaries, wages, and payroll taxes	2,592,000	1,802,000	4,785,000	3,557,000
Stock-based compensation – general and administrative	423,000	619,000	919,000	745,000
Commissions	49,000	46,000	87,000	118,000
Professional fees	1,006,000	997,000	1,713,000	1,837,000
Software development	786,000	350,000	1,663,000	703,000
Depreciation and amortization	86,000	77,000	148,000	156,000
General and administrative	1,380,000	403,000	3,139,000	1,564,000
Total operating expenses	6,322,000	4,294,000	12,454,000	8,680,000

Operating Loss	(5,959,000)	(4,220,000)	(11,578,000)	(8,364,000)

Other (expense) income:
Interest expense	(3,000)	(806,000)	(6,000)	(1,967,000)
Expense related to modification of warrants	-	(21,000)	-	(21,000)
Loss from debt conversion	-	(657,000)	-	(657,000)
Inducement loss	-	(567,000)	-	(567,000)
Change in fair value derivative and warrant liability	-	829,000	-	1,771,000
Gain on convertible note penalties accrual	-	760,000	-	760,000
Total other (expense) income	(3,000)	(462,000)	(6,000)	(681,000)
Loss from continuing operations	(5,962,000)	(4,682,000)	(11,584,000)	(9,045,000)
(Loss) income from discontinued operations
(Loss) income from discontinued operations	(221,000)	(1,393,000)	(1,535,000)	576,000
Gain from asset sale	-	15,682,000	-	15,682,000
Total (loss) income from discontinued operations	(221,000)	14,289,000	(1,535,000)	16,258,000

Net (loss) income	$(6,183,000)	$9,607,000	$(13,119,000)	$7,213,000

Revenues for the three months ended February 28, 2021, increased by $0.4 million, or 20.5%, to $2.4 million compared to $2.0 million for the three months ended February 29, 2020. Revenues for the six months ended February 29, 2021, increased by $0.7 million, or 15.4%, to $4.9 million compared to $4.3 million for the six months ended February 29, 2020. The quarterly revenue increase was driven by higher gross billings of $0.2 million for our new nurse staffing client that was signed in August 2020 and higher gross billings from our quick service restaurants business of $0.2 million. The increase in revenue of $0.3 million for the six months ended February 28, 2021, compared to the same period in the prior year, was driven by our new nurse staffing client signed in August 2020 and by $0.4 million of higher gross billings from our quick service restaurant food business.

We report our revenues as gross billings, net of related direct labor costs, for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the three and six months ended February 28, 2021 and February 29, 2020, we had no revenues associated with staffing services or generated through our technology services.

Cost of revenue, which mainly includes the costs of employer-side taxes and workers’ compensation insurance coverage, was $2.1 million for the three months ended February 28, 2021, compared to approximately $1.9 million for the comparable period of Fiscal 2020, an increase of 6.4% or $0.1 million. Our cost of revenues for the six months ended February 28, 2021, increased by $0.1 million, or 2.4%, to $4.1 million compared to $4.0 million for the six months ended February 29, 2020. This marginal increase was due to offsetting increases in taxes and decreases in workers’ compensation expense and overall higher gross billings for the period. New business from healthcare staffing provided more favorable margins on profitability which caused our cost of revenue to grow at a smaller rate than total revenues.

Gross profit increased by $0.3 million, or 390.5%, to $0.4 million, or 15.0% of revenues for the quarter ended February 28, 2021, from $0.1 million, or 3.7% of revenues, for the same quarter of Fiscal 2020. The gross profit increase was driven by our growing healthcare staffing business which generates more profitable margin on a per WSE basis. Gross profit increased 177.2% to $0.9 million for the six months ended February 28, 2021 from $0.3 million for the six months ended February 29, 2020. The gross profit, as a percentage of revenues, increased from 7.4% for the six months ended February 29, 2020 to 17.8% for the six months ended February 28, 2021. Increase in gross profit for the six months ended February 28, 2021, compared to the same period in the prior year, was driven by our new nurse staffing client signed in August 2020, higher overall gross billings from our quick service restaurant business, along with a reduction in worker’s compensation loss accruals.

Operating expenses increased by 47.4%, or $2.0 million, to $6.3 million for the quarter ended February 28, 2021, from $4.3 million for the same period of Fiscal 2020. Operating expenses for the six months ended February 28, 2021, increased by $3.8 million, or 43.5%, to $12.5 million compared to $8.7 million for the six months ended February 29, 2020. The increase for both periods was driven by investments in our growth initiatives consisting of increased headcount and outsourced development HRIS spending, marketing spending and rent for our new principal executive offices in Miami, as well as non-recurring relocation costs to move California employees to our new Miami facility and marketing related expenses.

The following table presents certain information related to our operating expenses (unaudited):

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating expenses:
Salaries, wages, and payroll taxes	$2,592,000	$1,802,000	$4,785,000	$3,557,000
Stock-based compensation – general and admin	423,000	619,000	919,000	745,000
Commissions	49,000	46,000	87,000	118,000
Professional fees	1,006,000	997,000	1,713,000	1,837,000
Software development	786,000	350,000	1,663,000	703,000
Depreciation and amortization	86,000	77,000	148,000	156,000
General and administrative	1,380,000	403,000	3,139,000	1,564,000
Total operating expenses	$6,322,000	$4,294,000	$12,454,000	$8,680,000

The components of operating expenses changed from the same period of Fiscal 2020 as follows:

Salaries, wages and payroll taxes, which consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. For the three months ended February 28, 2021, salaries increased by $0.8 million, or 43.8%, to $2.6 million from $1.8 million for the comparable period of Fiscal 2020. For the six months ended February 28, 2021, salaries increased by $1.2 million, or 34.5%, to $4.8 million compared to $3.6 million for the six months ended February 29, 2020. The increase for both periods is due to hiring additional employees in our new Miami principal executive offices for our growth initiative efforts and for additions to our software development team located in our Irvine, CA offices.

Stock-based compensation, which consists of compensation expense related to our employee stock option plan. Stock-based compensation decreased $0.2 million, or 31.7%, to $0.4 million from $0.6 million for the quarter ended February 28, 2021. The decrease was driven by the one-time vesting of all options granted to employees transferred under the Vensure Asset Sale in the prior fiscal quarter. For the six months ended February 28, 2021, stock-based compensation increased by $0.2 million, or 23.4%, to $0.9 million from $0.7 million compared to the six months ended February 29, 2020. The increase was due to the issuance of additional stock options granted since July 1, 2020, which are subject to shareholder approval, and which approval was obtained on March 31, 2021.

Commissions consist of commission payments made to third party brokers and inside sales personnel. Commissions increased to $49,000 from $46,000 for the comparable period of Fiscal 2020. Commissions are primarily associated with compensation to our sales force for sales as well as to our property and casualty agents. Commission expenses increased due to the increase in gross billings during the quarter. For the six months ended February 28, 2021, commissions expense decreased by $31,000, or 26.3%, to $87,000 from $118,000 compared to the six months ended February 29, 2020. The decrease is due to a change in our sales compensation structure.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the quarter ended February 28, 2021, remained consistent at $1.0 million for the comparable period of Fiscal 2020. Professional fees for the six months ended February 28, 2021, decreased by $0.1 million, or 6.8%, to $1.7 million, from $1.8 million for the six months ended February 29, 2020. Such decrease can be attributed to a decrease in legal fees paid for litigation related activities in the current period.

External software development consists of payments to third party contractors for licenses, software development, IT related spending for the development of our HRIS platform and mobile application. External software development increased by $0.4 million, or 124.6%, to $0.8 million from $0.4 million. For the six months ended February 28, 2021, external software development increased by $1.0 million, or 136.6%, to $1.7 million from $0.7 million for the six months ended February 29, 2020. The increase for both periods is due to an increase in contract development spending during the current periods in support of our growth initiatives within the Company, including efforts directed to ShiftPixy Labs.

General and Administrative expenses consist of office rent and related overhead, marketing, insurance, penalties, business taxes, travel and entertainment, depreciation and amortization and other general business expenses. General and administrative expenses for the quarter ended February 28, 2021 increased by $1.0 million, or 205.2%, to $1.5 million from $0.5 million in the comparable period of Fiscal 2020. General and administrative expenses increased $1.6 million, or 91.1%, to $3.3 million for the six months ended February 28, 2021 from $1.7 million for the six months ended February 29, 2020. The increase for both periods was driven by increased rent for our new principal executive offices in Miami, non-recurring relocation costs to move California employees to our new Miami facility, and marketing expenses related to our growth initiatives through ShiftPixy Labs.

Operating loss for the quarter ended February 28, 2021 increased $1.7 million, or 41.2%, to $6.0 million from $4.2 million in the comparable period of Fiscal 2020. Operating loss for the six months ended February 28, 2021 increased $3.2 million, or 38.4%, to $11.6 million compared to a loss of $8.4 million for the six months ended February 29, 2020. The operating loss for the three and six month periods ended February 28, 2021, was due to an increase in operating expenses of $2.0 million and $3.8 million, respectively.

Other income (expense) for the quarter and six months ended February 28, 2021, was negligible. This item consisted of interest expense primarily from amortization of convertible note discount, which was offset by a gain in convertible note related derivative liabilities. The Company eliminated all such convertible notes in Fiscal 2020.

Income/(loss) from discontinued operations was a $0.2 million loss for the quarter ended February 28, 2021, compared to a $1.4 million loss in the same period of Fiscal 2020. The Fiscal 2020 period included operations from former clients that we transferred to Vensure pursuant to the Vensure Asset Sale. While these discontinued operations are not included in our Fiscal 2021 results, we still recorded estimates of workers’ compensation liabilities during the quarter to cover WSEs who were transferred to Vensure, which contributed to the loss. Loss from discontinued operations amounted to $1.5 million for the six months ended February 28, 2021, compared to $0.6 million in income for the six months ended February 29, 2020.

Net income (loss) for the quarter ended February 28, 2021, was a net loss of $6.2 million, compared to net income of $9.6 million for the comparable period of Fiscal 2020, representing a decrease of $15.8 million or 164.3%. The decrease in net income was due to $2.1 million of additional operating losses, a $0.4 million reduction in other expenses, and a net loss increase of $14.1 million resulting from the change in Gain/(Loss) from Discontinued Operations from a $13.9 million gain to a $0.2 million loss for the quarter ended February 29, 2020. Net income (loss) decreased to a net loss of $13.1 million from net income of $7.2 million for the six months ended February 28, 2021 and February 29, 2020, respectively. The change to net income is due to the one-time gain on asset sale of $15.7 million during the six months ended February 29, 2020.

Liquidity and Capital Resources

For a discussion of our liquidity and capital resources, see Note 4, Going Concern, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP measures that we use to manage our business, make planning decisions and allocate resources. These key financial measures provide an additional view of our operational performance over the long term and provide useful information that we use to maintain and grow our business. The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. They are not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures presented in accordance with GAAP.

Gross billings, which represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers’ compensation premiums as well as administrative fees for our value-added services and other charges for workforce management support, are a non-GAAP measurement that represents a key operating metric for management along with number of WSEs and number of clients. Active WSEs are defined as employees on our HRIS platform that have provided services for at least one of our client customers for any reported period. Our primary non-GAAP profitability metrics are gross profit, gross profit per WSE, and gross profit percentage of gross billings, as gross billings and the number of active WSEs represent the primary drivers of our business operations.

Gross billings for the three months ended February 28, 2021, increased by $3.3 million, or 22.8%, to $17.9 million, (or $71.6 million on an annualized basis), compared to $14.6 million for the three months ended February 29, 2020, (or $58.2 million on an annualized basis). The gross payroll costs of our WSEs accounted for 86.5% and 86.2% of our gross billings for the three months ended February 28, 2021 and February 29, 2020, respectively. Gross billings for the six months ended February 28, 2021, increased by $5.2 million, or 16.3%, to $37.6 million, (or $75.3 million on an annualized basis), compared to $32.3 million for the six months ended February 29, 2020, (or $64.6 million on an annualized basis). The gross payroll costs of our WSEs accounted for 86.9% and 86.8% of our gross billings for the three months ended February 28, 2021 and February 29, 2020, respectively.

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

	Three Months Ended,		Six Months Ended,
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Gross Billings	$17,868,000	$14,550,000	$37,634,000	$32,352,000
Less: Adjustment to gross billings	15,449,000	12,543,000	32,712,000	28,085,000
Revenues	$2,419,000	$2,007,000	$4,922,000	$4,267,000

	February 28, 2021	August 31, 2020	February 29, 2020
Active WSEs (unaudited)	3,000	3,200	3,100

In our financial reports for the three months ended February 29, 2020, we classified as discontinued operations all billed wages, revenues, and cost of revenues associated with those clients who terminated services with us prior to January 1, 2020, and therefore did not generate recurring revenue after January 1, 2020, (including those clients transferred to Vensure as part of the Vensure Asset Sale). In the financial reports included in this Quarterly Report, we have classified only those clients transferred to Vensure as part of the Vensure Asset Sale as discontinued operations, and have reclassified the remaining non-transferred, terminated clients to continuing operations.

Our gross billings and revenues are both derived from gross payroll wages paid to WSEs. Gross wages is a key underlying metric that management uses to analyze business activities, as it is an important component of net revenues and gross margins. The table and analysis that follows illustrates the impact of the reclassification described above on gross wages:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Client Wages (billed in $ millions)	November	February	May	August
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Fiscal Year 2021
Billed Client Wages – All Operations	$17.3	$15.5
Less Discontinued Operations Billings (1)	-	-
Billed Client Wages for Continuing Operations (2)	17.3	15.5
Less Terminated Client Wages (3)	-	-
Adjusted Billed Client Wages, Continuing Operations (4)	$17.3	$15.5

Fiscal Year 2020
Billed Client Wages – All Operations	$88.2	$36.3	$12.4	$16.4
Less Discontinued Operations Billings (1)	(74.2)	(23.8)	-	-
Billed Client Wages for Continuing Operations (2)	14.0	12.5	12.4	16.4
Less Terminated Client Wages (3)	(1.4)	-	-	-
Adjusted Billed Client Wages, Continuing Operations (4)	$12.6	$12.5	$12.4	$16.4

Fiscal Year 2019
Billed Client Wages – All Operations	$60.3	$67.6	$77.4	$87.1
Less Discontinued Operations Billings (1)	(43.8)	(51.2)	(62.8)	(72.8)
Billed Client Wages for Continuing Operations (2)	16.5	16.4	14.6	14.3
Less Terminated Client Wages (3)	(11.4)	(9.3)	(4.3)	(2.8)
Adjusted Billed Client Wages, Continuing Operations (4)	$5.1	$7.1	$10.3	$11.5

(1)	Discontinued Operations Billings represents billings associated with the clients transferred to Vensure as part of the Vensure Asset Sale.

(2)	Billed Client Wages for Continuing Operations represents the billed client wages associated with the Fiscal 2019 and Fiscal 2020 revenues reported in the financial statements included in our Form 10-K for Fiscal 2020, filed with the SEC on November 30, 2020. Billed Client Wages represents substantially all of the “Adjustment to Gross Billings” in the billings reconciliation table above that reconciles gross billings to net revenues.

(3)	Terminated Client Wages represents the billed wages associated with clients that terminated services with the Company on or prior to January 1, 2020, but were not transferred to Vensure as part of the Vensure Asset Sale. This group primarily consists of clients we identified during calendar 2018 and 2019 as generating low profit margins, having relatively high workers’ compensation exposure, and/or not being well-suited to take advantage of our HRIS platform. Billings from these terminated clients were formerly classified under discontinued operations billings.

(4)	Adjusted Billed Client Wages from Continuing Operations represents client billings for customers who were either active clients as of January 1, 2020, or were added as clients after January 1, 2020. We believe that this metric provides a useful indication of the volume, progression, and growth in billings generated by our target client base during Fiscal 2019 and 2020, as well as the impact of the pandemic on our business. Our $2.2 million decrease in billings between February 29, 2020, and May 31, 2020, resulted from (i) a $3.9 million, or 27.3% decrease in billings to existing customers during the quarter ended May 31, 2020, (including $0.6 million, or 4.2% of quarterly billings, from customers who discontinued operations due to the pandemic), offset by (ii) an increase of $1.7 million, or 11.9% of billings during the quarter related to new customer signings. Our $3.9 million increase in billings between May 31, 2020, and August 31, 2020, resulted primarily from $1.8 million in increased billings from existing customers, combined with $2.1 million generated by new customer signings during the quarter ended August 31, 2020.

Material Commitments

In March 2021, we entered into an agreement to purchase four customized mobile kitchen units to support our ShiftPixy Labs growth initiative and made an initial deposit of $0.3 million. We expect delivery of these mobile kitchens during the early fourth quarter of Fiscal 2021.

We do not have any additional contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Contingencies

For a discussion of contingencies, see Note 9, Contingencies, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of the Quarterly Report.

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

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of February 28, 2021, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2020, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation, our management concluded that our internal controls over financial reporting were not effective as of February 28, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at February 28, 2021, relate to the following:

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small and, during the quarter ended February 28, 2021, we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During the quarter, we continued to implement a plan to develop our accounting and finance staff to meet the needs of our growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. We are in the process of finalizing written policies and procedures to formalize the requirements of GAAP and the SEC.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2021, except as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings and Risk Factors.

(a) Legal Proceedings.

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K for Fiscal 2020, as filed with the SEC on November 30, 2020, except as noted in Note 9 and Note 10 to the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
10.1	ShiftPixy, Inc. 2017 Stock Option/Stock Issuance Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2021).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

ShiftPixy, Inc., a Wyoming corporation

DATE: April 14, 2021	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	April 14, 2021

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	April 14, 2021