Form 10-Q
period 2021-05-31
ShiftPixy, Inc.
filed 2021-07-15
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of July 15, 2021, was 25,863,099.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$8,951,000	$4,303,000
Accounts receivable	112,000	308,000
Unbilled accounts receivable	2,681,000	2,303,000
Deposit – workers’ compensation	271,000	293,000
Prepaid expenses and other current assets	738,000	796,000
Current assets of discontinued operations	623,000	1,030,000
Total current assets	13,376,000	9,033,000

Fixed assets, net	2,192,000	575,000
Note receivable, net	4,004,000	4,045,000
Deposits – workers’ compensation	490,000	736,000
Deposits and other assets	951,000	449,000
Non-current assets of discontinued operations	1,126,000	2,582,000

Total assets	$22,139,000	$17,420,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and other accrued liabilities	$5,049,000	$3,831,000
Payroll related liabilities	7,772,000	5,752,000
Accrued workers’ compensation costs	734,000	497,000
Current liabilities of discontinued operations	1,687,000	1,746,000
Total current liabilities	15,242,000	11,826,000
Non-current liabilities
Accrued workers’ compensation costs	1,327,000	1,247,000
Payroll related liabilities, long term	639,000	-
Non-current liabilities of discontinued operations	3,050,000	4,377,000
Total liabilities	20,258,000	17,450,000
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 23,234,646 and 16,902,146 shares issued as of May 31, 2021 and August 31, 2020	2,000	1,000
Additional paid-in capital	142,444,000	119,431,000
Accumulated deficit	(140,565,000)	(119,462,000)
Total stockholders’ equity (deficit)	1,881,000	(30,000)
Total liabilities and stockholders’ equity (deficit)	$22,139,000	$17,420,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenues (gross billings of $20.1 million and $14.4 million less worksite employee payroll cost of $17.4 million and $12.4 million, respectively for the three months ended, respectively; and gross billings of $57.7 million and $46.8 million less worksite employee payroll cost of $50.1 million and $40.5 million for the nine months ended, respectively)	$2,648,000	$2,014,000	$7,570,000	$6,281,000
Cost of revenue	3,095,000	1,873,000	7,141,000	5,824,000
Gross profit (loss)	(447,000)	141,000	429,000	457,000

Operating expenses:
Salaries, wages, and payroll taxes	2,993,000	1,793,000	7,778,000	5,351,000
Stock-based compensation – general and administrative	444,000	150,000	1,363,000	896,000
Commissions	49,000	27,000	136,000	144,000
Professional fees	1,585,000	439,000	3,298,000	2,276,000
Software development	1,057,000	686,000	2,720,000	1,389,000
Depreciation and amortization	120,000	383,000	268,000	539,000
General and administrative	1,309,000	1,054,000	4,448,000	2,617,000
Total operating expenses	7,557,000	4,532,000	20,011,000	13,212,000

Operating Loss	(8,004,000)	(4,391,000)	(19,582,000)	(12,755,000)

Other (expense) income:
Interest expense	(3,000)	(559,000)	(9,000)	(2,524,000)
Expense related to preferred options	-	(62,091,000)	-	(62,091,000)
Expense related to modification of warrants	-		-	(22,000)
Loss from debt conversion	-	(2,842,000)	-	(3,500,000)
Inducement loss	-	(57,000)	-	(624,000)
Loss on debt extinguishment		(1,592,000)		(1,592,000)
Change in fair value derivative and warrant liability	-	6,000	-	1,777,000
Gain on convertible note penalties accrual	-	-	-	760,000
Total other expense	(3,000)	(67,135,000)	(9,000)	(67,816,000)
Loss from continuing operations	(8,007,000)	(71,526,000)	(19,591,000)	(80,571,000)
(Loss) income from discontinued operations
(Loss) income from discontinued operations	23,000	(1,490,000)	(1,512,000)	(914,000)
Gain from asset sale	-	-	-	15,682,000
Total (loss) income from discontinued operations, net of tax	23,000	(1,490,000)	(1,512,000)	14,768,000

Net loss	$(7,984,000)	$(73,016,000)	$(21,103,000)	$(65,803,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.24)	$(2.72)	$(0.60)	(5.48)
Discontinued operations
Operating (loss) income	0.00	(0.06)	(0.05)	(0.06)
Gain on sale of assets	-	-	-	1.07
Total discontinued operations	0.00	(0.06)	(0.05)	1.01
Net loss per common share – Basic and diluted	$(0.24)	$(2.78)	$(0.65)	(4.47)

Weighted average common shares outstanding – Basic and diluted	33,596,111	26,249,518	32,385,287	14,708,554

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended May 31, 2021

(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 1, 2020	-	$-	16,902,146	$1,000	$119,431,000	$(119,462,000)	$(30,000)
Common stock issued for private placement, net of offering costs	-	-	2,320,000	1,000	11,062,000	-	11,063,000
Common stock issued for underwritten public offering, net of offering costs	-	-	4,000,000	-	10,701,000	-	10,701,000
Stock-based compensation expense	-	-	-	-	1,250,000	-	1,250,000
Preferred stock issued for preferred option exercise	12,500	-	-	-	-	-	-
Common stock issued for preferred stock exchange	(12,500)	-	12,500	-	-	-	-
Net Loss	-	-	-	-	-	(21,103,000)	(21,103,000)
Balance, May 31, 2021	-	$-	23,234,646	$2,000	$142,444,000	$(140,565,000)	$1,881,000

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended May 31, 2021

(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 1, 2021	-	$-	20,914,646	$1,000	$130,995,000	$(132,581,000)	$(1,585,000)
Common stock issued for private placement, net of offering costs	-	-	2,320,000	1,000	11,062,000	-	11,063,000
Stock-based compensation expense	-	-	-	-	387,000	-	387,000
Net Loss	-	-	-	-	-	(7,984,000)	(7,984,000)
Balance, May 31, 2021	-	$-	23,234,646	$2,000	$142,444,000	$(140,565,000)	$1,881,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended May 31, 2020

(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance, September 1, 2019	909,222	$-	$32,505,000	$(325,000)	$(45,900,000)	$(13,720,000)
Treasury stock retired	(13,953)	-	(325,000)	325,000	-	-
Common stock issued for note exchange	21,750	-	200,000	-	-	200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Common stock issued for warrant exercise	6,275		33,000	-	-	33,000
Common stock issued for underwritten offering, net of offering costs	2,222,160	-	10,332,000	-	-	10,332,000
Common stock issued upon conversion of convertible notes and interest	589,695	-	6,238,000	-	-	6,238,000
Reclassification of derivative liabilities to paid in capital	-	-	1,979,000	-	-	1,979,000
Inducement loss on note conversions	38,658	-	624,000	-	-	624,000
Common stock issued for warrant exchange	82,653	-	552,000	-	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	653,000	-	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	2,006,000	-	-	2,006,000
Stock-based compensation expense	-	-	745,000	-	-	745,000
Modification of warrants	-	-	22,000	-	-	22,000
Expense related to preferred options	-	-	62,091,000	-	-	62,091,000
Net Loss	-	-	-	-	(65,803,000)	(65,803,000)
Balance, May 31, 2020	3,857,316	$-	$117,730,000	$-	$(111,703,000)	$6,027,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended May 31, 2020 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 1, 2020	1,103,643	$-	$37,620,000	$(38,687,000)	$(1,067,000)
Common stock issued for warrant exercise	6,275	-	33,000	-	33,000
Common stock issued for underwritten offering, net of offering costs	2,222,160	-	10,332,000	-	10,332,000
Stock-based compensation expense	-	-	75,000	-	75,000
Common stock issued upon conversion of convertible notes and interest	441,573	-	4,023,000	-	4,023,000
Reclassification of derivative liabilities to paid in capital	-	-	288,000	-	288,000
Inducement loss on note conversions	1,012	-	57,000	-	57,000
Common stock issued for warrant exchange	82,653	-	552,000	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	653,000	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	2,006,000	-	2,006,000
Expense related to preferred options	-	-	62,091,000		62,091,000
Net Loss	-	-	-	(73,016,000)	(73,016,000)
Balance, May 31, 2020	3,857,316	$-	$117,730,000	$(111,703,000)	$6,027,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	May 31, 2021	May 31, 2020
OPERATING ACTIVITIES
Net loss	$(21,103,000)	$(65,803,000)
(Loss) Income from discontinued operations	(1,512,000)	14,768,000
Net loss from continuing operations	(19,591,000)	(80,571,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Expense related to preferred options	-	62,091,000
Depreciation and amortization	268,000	539,000
Gain on convertible note penalties accrual	-	(760,000)
Amortization debt discount and debt issuance cost	-	6,749,000
Stock issued for services	-	75,000
Stock-based compensation- general and administrative	1,250,000	745,000
Expense related to warrant modification	-	22,000
Inducement loss on note conversions	-	624,000
Expense related to warrant exchange	-	552,000
Change in fair value of derivative and warrant liability	-	(1,777,000)
Changes in operating assets and liabilities
Accounts receivable	196,000	(763,000)
Unbilled accounts receivable	(378,000)	(996,000)
Prepaid expenses and other current assets	58,000	108,000
Deposits – workers’ compensation	268,000	3,283,000
Deposits and other assets	(502,000)	(16,000)
Accounts payable	1,218,000	(151,000)
Payroll related liabilities	2,659,000	(108,000)
Accrued workers’ compensation	317,000	1,665,000
Other current liabilities	-	(2,284,000)
Total Adjustments	5,354,000	69,598,000
Net cash used in continuing operating activities	(14,237,000)	(10,973,000)
Net cash (used in) provided by discontinued operating activities	(1,035,000)	455,000
Net cash used in operating activities	(15,272,000)	(10,518,000)

INVESTING ACTIVITIES
Note receivable	41,000	-
Purchase of fixed assets	(1,885,000)	(81,000)
Disposal of fixed assets	-	34,000
Proceeds from working capital adjustment – sale of assets	-	1,214,000
Proceeds from sale of assets	-	9,500,000
Net cash (used in) provided by investing activities	(1,844,000)	10,667,000

FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of offering costs	10,701,000	10,332,000
Common stock issued for private placement, net of offering costs	11,063,000	-
Repayment of convertible notes	-	(1,240,000)
Proceeds from exercise of warrants	-	33,000
Net cash provided by financing activities	21,764,000	9,125,000
Net increase in cash	4,648,000	9,274,000
Cash - Beginning of Period	4,303,000	1,561,000
Cash -End of Period	$8,951,000	$10,835,000
Supplemental Disclosure of Cash Flows Information:

Cash paid for interest	$9,000	$315,000
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$-	$6,238,000
Common shares issued for services	-	75,000
Common shares issued for note exchange	-	200,000
Additional principal issued for note exchange	-	43,000
Interest capitalized into notes receivable	-	59,000
Common stock issued in exchange for warrants	-	552,000
Discount recorded for asset sale note receivable	-	1,818,000
Reclassification of derivative liabilities to paid in capital	-	1,979,000
Expense related to warrant modification	-	22,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Nature of Operations

ShiftPixy, Inc., (“we,” “us,” “our,” the “Company” or “ShiftPixy”), was incorporated on June 3, 2015, in the State of Wyoming. We are currently operating as a human capital outsourcing services provider that offers solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. Our historic focus has been on the quick service restaurant industry in Southern California, but we have begun to expand into other geographic areas and industries employing temporary or part-time labor sources as well as additional services ancillary to those labor sources.

The Company offers a variety of human capital services to its clients, including staffing, employment administrative services (“EAS”), payroll processing, human resources consulting, and workers’ compensation coverage and administration related services, as permitted by applicable law. We offer these services through various wholly-owned subsidiaries, including the following: (i) ShiftPixy Staffing, Inc., which provides traditional staffing services; (ii) ReThink Administrative Services, Inc., which operates as an administrative services organization, or “ASO”, often in conjunction with ShiftPixy Staffing; and (iii) Rethink Human Capital Management, Inc., which offers a combination of services provided by ShiftPixy Staffing and ReThink Administrative Services, including EAS. We have built a human resources information systems (“HRIS”) platform to assist in customer acquisition that simplifies the onboarding of new clients into our closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). This platform is expected to facilitate additional value-added services in future reporting periods. In January 2020, we sold the assets of Shift Human Capital Management, Inc. (“SHCM”), a wholly-owned subsidiary of the Company, pursuant to which we assigned the majority of our billable clients, at that time, to a third party for cash as described below in Note 3.

The Company also announced, in late 2020, its “ShiftPixy Labs” initiative, which includes the creation of incubator “ghost kitchens” to be operated in conjunction with its wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, the Company intends to provide resources and guidance to entrepreneurs seeking to bring their food delivery concepts to market, in return for the opportunity to combine with the ShiftPixy HRIS platform to create a co-branded, or “ghost” branded, food preparation and delivery solution. The initial phase of this initiative will be implemented in a dedicated showcase kitchen facility located in close proximity to our Miami headquarters, which is currently under renovation and which we expect to be operational in the fourth quarter of our fiscal year ending August 31, 2021 (“Fiscal 2021”). We intend to partner with various culinary training organizations and experts in testing these concepts, and to showcase these efforts through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

On March 25, 2020, the Company filed Amended and Restated Articles of Incorporation (the “Restated Articles of Incorporation”) with the Wyoming Secretary of State, which were approved by the Company’s board of directors (the “Board of Directors”) and its shareholders representing a majority of its outstanding shares of capital stock. The Restated Articles of Incorporation, among other things, set conversion rights for the Company’s Class A Preferred Stock, par value $0.0001 per share, to convert into shares of common stock on a one-for-one basis. On March 31, 2021, shareholders representing a majority of the Company’s outstanding shares of capital stock approved a further amendment to the Restated Articles of Incorporation (the “Amended Restated Articles of Incorporation”), which makes the federal district courts of the United States the exclusive forum for the resolution of any complaint asserting a cause of action against the Company arising under the Securities Act of 1933, as amended. On May 13, 2021, the Company filed the Amended Restated Articles of Incorporation with the Wyoming Secretary of State.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending Fiscal 2021.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (“Fiscal 2020”), filed with the SEC on November 30, 2020, as well as the amendment to Item 13 of our Annual Report on Form 10-K/A for Fiscal 2020 filed with the SEC on January 12, 2021.

Principles of Consolidation

The Company and its wholly-owned subsidiaries have been consolidated in the accompanying financial statements. All intercompany balances have been eliminated in consolidation.

On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc., of four special purpose acquisition companies, or “SPACs”. Three of the SPACs are each seeking to raise $250 million in capital investment, through an initial public offering, or “IPO”, to acquire companies in the light industrial, healthcare, and technology segments of the staffing industry, while the fourth SPAC is seeking to raise $500 million through an IPO to acquire one or more insurance entities. We anticipate that, through our wholly-owned subsidiary, we will own approximately 20% of the issued and outstanding stock in each entity upon their IPOs being consummated, and that each will operate as a separately managed, publicly traded entity following the completion of their respective initial business combinations, or “De-SPAC”. We anticipate entering into service agreements with each of the staffing entities that will allow them to participate in our HRIS platform. We also expect to facilitate the procurement of workers’ compensation, personal liability, and other similar insurance products for these staffing entities through our anticipated relationship with the insurance SPAC after it completes the De-SPAC process. For the period ended May 31, 2021, the sponsorship operations for these entities are consolidated in the accompanying financial statements as they were being conducted under a wholly-owned subsidiary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including fair value and net realizable value of long term notes receivable;

•	Projected development of workers’ compensation claims; and

•	Valuation expense related to preferred stock options.

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

Gross billings are invoiced to each client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were not material as of May 31, 2021 and August 31, 2020, respectively.

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

Segment Reporting

The Company currently principally operates as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2020, the Company began to enter into new business lines and geographic areas that, to date, are not material. The Company expects to operate in multiple segments in the future as its business evolves and will evaluate these changes prospectively. The impact from the SPACs for the three and nine months ended May 31, 2021, in our operations has not been material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of May 31, 2021 or August 31, 2020.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of May 31, 2021, there was $9,138,000 of cash in excess of the amounts insured by the FDIC.

For the three and nine months ended May 31, 2021, one and zero individual clients represented more than 10% of revenues, respectively. No individual clients represented more than 10% of revenues for the three months and nine months ended May 31, 2020. However, two clients represented 92% of total accounts receivable at May 31, 2021.

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

The Company determined that there were no material capitalized internal software development costs for the three and nine months ended May 31, 2021 or May 31, 2020. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no indicators noted of impairments during the periods ended May 31, 2021 or May 31, 2020.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company is currently engaged in litigation regarding such a demand for additional premium payments, which we believe to be without merit, as discussed at Note 9, Contingencies, Everest Litigation, below.

Sunz Program

From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in its consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without merit, as discussed at Note 9, Contingencies, Sunz Litigation, below.

Current Program

Effective March 1, 2021, the Company migrated its clients to a guaranteed cost program. Under this program, the Company’s financial responsibility is limited to the cost of the workers’ compensation premium. The Company funds the workers’ compensation premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. Any final adjustments to the premiums are based on the final audited exposure multiplied by the applicable rates, classifications, experience modifications and any other associated rating criteria.

Under the Everest and Sunz programs, the Company utilized a third party to estimate its loss development rate, which was based primarily upon the nature of WSEs’ job responsibilities, the location of WSEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates.

As of May 31, 2021, the Company had $0.3 million in Deposit – workers’ compensation classified as a short-term asset and $0.5 million classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of May 31, 2021, the Company had short term accrued workers’ compensation costs of $0.7 million and long term accrued workers’ compensation costs of $1.3 million.

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, below. As of May 31, 2021, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of May 31, 2021, the Company had $0.6 million in short term assets and $1.7 million of short term liabilities, and had $1.1 million of long term assets and $3.1 million of long term liabilities.

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

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after May 31, 2021, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2021 and August 31, 2020, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable was valued at estimated fair value as described below as of August 31, 2020 and through December 31, 2020 (end of the earnout period provided for under the terms of the Note Receivable), and at estimated net realizable value as of May 31, 2021.

The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

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

The Company did not have any Level 1 or Level 2 assets or liabilities at May 31, 2021 or August 31, 2020. The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale, as defined below, is a Level 3 fair value measurement as of August 31, 2020 and through December 31, 2020 (end of the earnout period as defined under the terms of the Note Receivable).

The Note Receivable, as described in Note 3, below, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate, and on August 31, 2020 and through December 31, 2020 using a 15% discount rate, which contemplates the risk and probability assessments of the expected future cash flows. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the Vensure Asset Sale, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. The Company believes there are risks associated with the value of the Note Receivable due to business impacts of the COVID-19 pandemic. The expected cash payments from the Note Receivable are based on estimated gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale as of the measurement date. Those transferred clients may have had their businesses impacted due to the pandemic which, in turn, would have resulted in lower gross wage billings. While the Company believes the current valuation of the Note Receivable was fairly recorded as of December 31, 2020, a material change in the business transferred may result in a reduction of the estimate of the contingent payments expected to be received and therefore the value of this asset. The Company used the following assumptions to value the Note Receivable as of August 31, 2020:

•	Discount rate of 15%

•	Actual monthly wages billed to the extent available to the Company

The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

Research and Development

During the three months ended May 31, 2021 and May 31, 2020, the Company incurred research and development costs of approximately $1 million and $ 1.5 million, respectively. During the nine months ended May 31, 2021 and May 31, 2020, the Company incurred research and development costs of approximately $2.7 million and $3.4 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. No software costs were capitalized for the three months and nine months ended May 31, 2021 and May 31, 2020, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $410,000 and $1,331,000 for the three months and nine months ended May 31, 2021, respectively, and advertising costs of $206,000 and $389,000 for the three and nine months ended May 31, 2020, respectively.

Earnings (Loss) Per Share

The Company utilizes ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Common stock outstanding for purposes of earnings (loss) per share calculations include unexercised Preferred Options and unexercised prefunded  warrants, as described in Note 5, below. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, are:

	For the Three and Nine Months Ended May 31, 2021	For the Three and Nine Months Ended May 31, 2020
Options	1,826,548	43,406
Warrants (Note 5)	9,592,086	1,896,209
Total potentially dilutive shares	11,418,634	1,939,615

For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan, as described in Note 6, below.

Stock-Based Compensation

At May 31, 2021, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 6, below. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company’s common stock since our initial public offering. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

The Company elects to account for forfeitures as they occur. As such, compensation cost previously recognized for an unvested award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.

The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Annual Report on Form 10-K for Fiscal 2020. See the Company's Annual Report on Form 10-K for Fiscal 2020 for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.

Revisions and Reclassifications of Financial Statements for the Three and Nine months ended May 31, 2020

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

Reclassification of Discontinued Operations

During the preparation of the consolidated financial statements for Fiscal 2020, the Company determined that it had included in continuing operations certain customer revenues, cost of revenues, and commission expense related to customers transferred to Vensure as part of the Vensure Asset Sale. For consistency of presentation, those customer activities were reclassified to discontinued operations for the three and nine months ended May 31, 2020. Such reclassifications had no material impact on the Company’s financial condition, operating results, cash flows or stockholder’s equity. Reclassifications to discontinued operations and the impact on earnings (loss) per share have been represented in the table below.

The effect of the revisions and reclassifications on the line items within the Company’s condensed consolidated statement of operations for the three and nine months ended May 31, 2020, was as follows:

	For the three months ended May 31, 2020 (unaudited)
	As Previously Reported	Revision Adjustments	As Restated	Discontinued Operations Reclassification	As Restated and Reclassified
Revenues	$2,014,000	$-	$2,014,000	$-	$2,014,000
Cost of revenue	1,873,000	$-	1,873,000	-	1,873,000
Gross profit	$141,000	$-	$141,000	$-	$141,000

Operating Expenses
Depreciation and amortization	545,000	(162,000)	383,000	-	383,000
All other operating expenses	$4,149,000	$-	$4,149,000	$-	$4,149,000
Operating loss	$(4,553,000)	$162,000	$(4,391,000)	$-	$(4,391,000)
Net loss from continuing operations	$(71,688,000)	$162,000	$(71,526,000)	$-	$(71,526,000)
Total income from discontinued operations	$(1,490,000)	$-	$(1,490,000)	$-	$(1,490,000)
Net loss	$(73,178,000)	$162,000	$(73,016,000)	$-	$(73,016,000)
Net loss per common share - continuing operations, Basic and diluted	$(2.73)	$0.01	$(2.72)	$-	$(2.72)

Discontinued operations
Operating income (loss) per common share	$(0.06)	$-	$(0.06)	$-	$(0.06)
Net income (loss) per common share, Basic and diluted	$(2.79)	$0.01	$(2.78)	$-	$(2.78)

Weighted average number of common stock shares, Basic and diluted	26,249,518		26,249,518		26,249,518

	For the nine months ended May 31, 2020 (unaudited)
	As Previously Reported	Revision Adjustments	As Restated	Discontinued Operations Reclassification	As Restated and Reclassified
Revenues	$6,775,000	$-	$6,775,000	$(494,000)	$6,281,000
Cost of revenue	6,051,000	-	6,051,000	(227,000)	5,824,000
Gross profit	$724,000	$-	$724,000	$(267,000)	$457,000

Operating Expenses
Depreciation and amortization	1,025,000	(486,000)	539,000	-	539,000
All other operating expenses	$12,561,000	$-	$12,561,000	$112,000	$12,673,000
Operating loss	$(12,862,000)	$486,000	$(12,376,000)	$(379,000)	$(12,755,000)
Net loss from continuing operations	$(80,678,000)	$486,000	$(80,192,000)	$(379,000)	$(80,571,000)
Total income from discontinued operations	$14,389,000	$-	$14,389,000	$379,000	$14,768,000
Net loss	$(66,289,000)	$486,000	$(65,803,000)	$-	$(65,803,000)
Net loss per common share - continuing operations, Basic and diluted	$(5.49)	$0.04	$(5.45)	$(0.03)	$(5.48)

Discontinued operations
Operating income (loss) per common share	$0.98	$-	$0.98	$0.03	$1.01
Net income (loss) per common share, Basic and diluted	$(4.51)	$0.04	$(4.47)	$-	$(4.47)

Weighted average number of common stock shares, Basic and diluted	14,708,554		14,708,554		14,708,554

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The new standard also requires enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. This accounting standard was initially scheduled to become effective for the Company for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 but has since been delayed. Early adoption was permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is still evaluating the effect of the new standard.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company is evaluating the effects of the adoption.

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the effects of the adoption.

Note 3: Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and the transfer of $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement, to a wholly owned subsidiary of Vensure (the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was to be paid out in equal monthly payments over the next four years (the “Note Receivable”), subject to adjustments for working capital and customer retention, (as measured by a gross wage guarantee included in the governing agreement), over the twelve month period following the Vensure Asset Sale. During the three months and nine months ended May 31, 2021, the Company identified an additional $41,000 of net cash paid on behalf of the Company and adjusted the Note Receivable accordingly.

On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments, and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. Any disputes regarding working capital adjustments under the Vensure Asset Sale agreement are subject to a resolution process that includes a 30-day negotiation period followed by binding arbitration, which the parties have mutually agreed to extend as of the date of this filing.

The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the balance sheet for the period ended May 31, 2021.

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

Until December 31, 2020, the Company estimated the fair value of the adjustments to the Note Receivable using Level 3 inputs. For the period ended May 31, 2021, the Company estimated the net realizable value of the Note Receivable, which approximates the fair value as of December 31, 2020.

The Vensure Asset Sale calls for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross wages of the business transferred is less than the required amount, as detailed below:

Working capital adjustments: Through May 31, 2021, the Company has identified $2,604,000 of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2,516,000 of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of May 31, 2021, represents the Company’s estimate of the reconciliation by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of May 31, 2021 represents the final working capital adjustment.

Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for calendar 2020 are less than 90% of those customers’ 2019 gross wages. For the year ended August 31, 2020 and the quarter ended November 30, 2020, the Company recorded a reserve for its estimate of a gross billings adjustment. Vensure did not identify any such adjustments in their March 2021 correspondence. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during the quarter ended February 28, 2021. No  additional adjustment was made during the three months ended on May 31, 2021.

The $2.9 million reserve for estimated potential claims is based on an evaluation of the disputed claims made by Vensure that are in excess of the $2.6 million of likely working capital claims previously identified.

The entire Note Receivable is recorded as a long term note receivable as of May 31, 2021. Any adjustments to the gross $9.5 million note receivable are to be applied against payments in the order they are due to be paid. Under the terms of the Vensure Asset Sale, any dispute regarding the amount due under the Note Receivable is subject to a reconciliation process that provides for negotiation, followed by binding arbitration of any disputes that cannot be resolved. As of the date of this filing, the parties agree that some amount is due to the Company under the Note Receivable, although the precise amount remains subject to ongoing negotiations. As such, although we are hopeful for a prompt resolution, we cannot state with certainty whether we anticipate any collections prior to May 31, 2022, and therefore have classified the Note Receivable as long-term.

Vensure Note Receivable Net Realizable Value

For the period ended May 31, 2021, the Company estimated the net realizable value based on the available information through the date of this report.

In March 2021, Vensure provided the Company with approximately $10.7 million of proposed working capital adjustments and no adjustments for the actual 2020 wages billed, which would have had the effect of eliminating any sums due to the Company under the Note Receivable. The Company used these proposed adjustments as a starting point and considered each potential adjustment based on items deemed to be more or less likely and the level of the dispute for any disputed items. The Company disputes a significant portion of the working capital adjustments, and Vensure has since conceded that the Company is owed sums under the Note Receivable, although the precise amount remains in dispute. In conducting its analysis, the Company identified approximately $2.6 million of adjustments deemed to be likely and retained a $2.9 million additional reserve for a total reserve of $5.5 million. The $2.9 million additional reserve was developed using a weighted probability approach of the known claims and demands and combined with an estimate of legal and collection costs. The total reserve of $5.5 million is equivalent to approximately 50% of the difference between the value of the Note Receivable after giving full effect to Vensure’s March 2021 proposed adjustments and the gross carrying value of the $9.5 million Note Receivable.

In April 2021, the Company provided Vensure with its objections to Vensure’s March 2021 proposed adjustments. Based upon ongoing negotiations between the parties, Vensure has conceded that sums remain due to the Company under the Note Receivable, though the precise amount owed remains in dispute, as noted above. Based on our analysis we made no material changes to the carrying value of the Note Receivable between December 31, 2020, the last internal measurement date, and the current reporting date of May 31, 2021.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations were as follows:

	May 31, 2021	August 31, 2020
Cash	$-	$-
Accounts receivable and unbilled account receivable	-	-
Prepaid expenses and other current assets	-	-
Deposits – workers’ compensation	623,000	1,030,000
Total current assets	623,000	1,030,000
Fixed assets, net	-	-
Deposits – workers’ compensation	1,126,000	2,582,000
Total assets	$1,749,000	$3,612,000

Accounts payable and other current liabilities	$-	$-
Payroll related liabilities	-	-
Accrued workers’ compensation cost	1,687,000	1,746,000
Total current liabilities	1,687,000	1,746,000
Accrued workers’ compensation cost	3,050,000	4,377,000
Total liabilities	4,737,000	6,123,000

Net liability	$(2,988,000)	$(2,511,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenues (gross billings of $0 and $0 million less worksite employee payroll cost of $0 million and $0 million, respectively for the three months ended; gross billings of $0 million and $120.6 million less worksite employee payroll cost of $0 million and $103.0 million, respectively for the nine months ended)	$-	$-	$-	$17,632,000
Cost of revenue	(23,000)	1,490,000	1,512,000	17,252,000
Gross profit (loss)	23,000	(1,490,000)	(1,512,000)	380,000

Operating expenses:
Salaries, wages and payroll taxes	-	-	-	553,000
Commissions	-	-	-	741,000
Total operating expenses	-	-	-	1,294,000

(Loss) income from discontinued operations	$23,000	$(1,490,000)	$(1,512,000)	$(914,000)

The loss from discontinued operations for the three  and nine months ended May 31, 2021, represents the change in the estimated workers’ compensation accruals required for the residual workers’ compensation liabilities retained after the Vensure Asset Sale.

Note 4: Going Concern

As of May 31, 2021, the Company had cash of $9 million and a working capital deficit of $1.9 million. During the nine months ended May 31, 2021, the Company used approximately $14 million of cash from its continuing operations. The Company has incurred recurring losses, which has resulted in an accumulated deficit of $140.6 million as of May 31, 2021. The recurring losses and cash used in operations raise substantial doubt as to our ability to continue as a going concern within one year from the issuance date of these financial statements.

Historically, the Company’s principal source of financing has come through the sale of its common stock and issuance of convertible notes. On May 26, 2020, the Company successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. In October 2020, the Company closed a $12 million equity offering ($10.7 million net of costs), and in May 2021 the Company closed an additional $12 million private equity offering with a large institutional investor ($11.9 million net of costs). The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its operations, including the continued development and support of its IT and HRIS platform, as well as its activities in connection with its sponsorship of the SPACs described above.

During Fiscal 2021, the Company has continued to invest in its HRIS platform, ShiftPixy Labs, and other growth initiatives, including its SPAC sponsorship activities, all of which have required significant cash expenditures. The Company expects to deploy significant additional capital resources to continue with these growth initiatives, which include making ShiftPixy Labs and our ghost kitchens fully operational.

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

In August 2020, the Company signed an agreement with the Washington Hospitality Association Member Services Corporation (“Washington Hospitality”), a consortium representing approximately 200,000 potential WSEs in the food industry located in the State of Washington. This agreement expands the Company’s geographic reach and is expected to drive revenue growth during the second half of calendar 2021.

The Company also signed a new client in July 2020 representing a significant revenue opportunity. This client provides outsourced nurses that are paid gross wages in an amount approximately three times what the Company’s typical restaurant and hospitality WSEs receive, with the Company receiving the same administrative fee rates per wage dollar paid. We believe that this client will generate new business for the Company, as the need for nurses increases to administer COVID-19 testing and vaccination services. We began to see an increase in these billed nurses in the quarter ended May 31, 2021.

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

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase an equal number of shares of preferred stock. Immediately thereafter, Mr. Absher converted all 12,500,000 shares of preferred stock into 12,500,000 shares of common stock. These shares of common stock are subject to a two-year lockup from the date of the conversion. Between June 4, 2020 and August 31, 2020, an additional 294,490 Preferred Options were exercised and exchanged for a like number of shares of common stock. During the three months ended May 31, 2021, no preferred options were exercised or exchanged for a like number of shares of common stock. During the nine months ended May 31, 2021, an additional 12,500 Preferred Options were exercised and exchanged for a like number shares of common stock. As of the date of this Quarterly Report, 11,827,570 Preferred Options remain outstanding and exercisable. The right to exercise the options terminates on December 31, 2023. As stated above, the amount of the Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by such founding shareholders at the time such options were issued. Accordingly, in order to confirm the original intent of the granting options to purchase up to 50,000,000 shares of preferred stock to two of our founding shareholders, Mr. Absher and J. Stephen Holmes, at some point in the future the Company intends to adopt a second grant of options, exercisable upon the occurrence of certain specified events, granting an additional 12,500,000 options to each of Messrs. Absher and Holmes, whereby each option permits the holder to acquire one share of preferred stock of the Company for $0.0001 per share.  Each share of preferred stock will be convertible into common stock on a one-for-one basis.

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

May 2021 Private Placement

On May 13, 2021, the Company entered into a Securities Purchase Agreement with a large institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell to the Purchaser an aggregate of (i) 2,320,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), together with warrants (the “May 2021 Common Warrants”) to purchase up to 2,320,000 shares of Common Stock, with each May 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $2.425, and (ii) 2,628,453 prefunded warrants (the “May 2021 Prefunded Warrants”), together with the May 2021 Common Warrants to purchase up to 2,628,453 shares of Common Stock, with each May 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of Common Stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.425, and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.4249.

The May 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the May 2021 Prefunded Warrants are exercised in full. The May 2021 Common Warrants have an exercise price of $2.425 per share, are immediately exercisable, and will expire five years from June 15, 2021, which is the date that the registration statement covering the resale of the shares underlying the Common Warrants was declared effective. The private placement closed on May 17, 2021, for gross proceeds of approximately $12.0 million, prior to deducting $0.94 million of costs consisting of Placement Agent commissions and offering expenses payable by the Company. In addition to the 7.0% of the aggregate gross proceeds cash fee, the Company issued to the Placement Agent 247,423 warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of Shares and shares of Common Stock issuable upon exercise of the May 2021 Prefunded Warrants sold in the offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period commencing six months after issuance and expire four years from the effective date of a registration statement for the resale of the underlying shares, and shall have an initial exercise price of $2.6675 per share.

Common Stock and Warrants

During the nine months ended May 31, 2021, the Company issued 4,000,000 shares of common stock pursuant to the October 2020 Offering at $3.00 per share, 2,320,000 shares of Common Stock, 2,628,453 May 2021 Prefunded Warrants and Common Warrants to purchase up to 4,948,453 shares of Common Stock pursuant to the May 2021 Private Placement. Each share of Common Stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.425, and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.4249.

The following table summarizes the changes in the Company’s common stock and Prefunded  warrants from August 31, 2020 to May 31, 2021:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2020	1,896,209	4.7	$7.91
Issued	10,324,329	4.8	2.03
(Cancelled)	-	-	-
(Exercised)	-	-	-
Warrants outstanding, May 31, 2021	12,220,538	4.7	3.02
Warrants exercisable, May 31, 2021	11,973,116	4.7	$3.02

The following table summarizes the Company’s warrants outstanding as of May 31, 2021:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
May 2021 Common Warrants	4,948,453	5.0	$2.43
May 2021 Prefunded Warrants (1)	2,628,453	5.0	$0.00
May 2021 Underwriter Warrants (2)	247,423	5.5	$2.67
October 2020 Common Warrants	2,300,000	4.4	3.30
October 2020 Underwriter Warrants	200,000	4.4	3.30
May 2020 Common Warrants	1,277,580	4.0	5.40
May 2020 Underwriter Warrants	111,108	4.0	5.40
March 2020 Exchange Warrants	423,669	4.3	10.17
Amended March 2019 Warrants	66,288	2.8	40.00
March 2019 Services Warrants	3,366	2.8	70.00
June 2018 Warrants	6,276	2.5	40.00
June 2018 Services Warrants	5,422	2.5	99.60
2017 PIPE Warrants	2,500	1.1	276.00
	12,220,538	4.7	$3.02

(1)	The May 2021 Prefunded Warrants were sold as part of a Prefunded Warrant Unit as described above. The exercise price is $0.0001 per share. As of July 15, 2021, all of the Prefunded Warrants have been exercised.

(2)	The May 2021 Underwriter Warrants are not exercisable until November 17, 2021.

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

On July 1, 2020, our Board of Directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000 and granted options that were contingent upon shareholder approval. On March 31, 2021, the Company’s shareholders approved the increase in the number of shares of common stock issuable under the Plan as well as the various contingent grant awards under the Plan since July 1, 2020. Effective with the shareholders’ approval, all previously unexercisable option grant awards became exercisable and the option awards granted since July 1, 2020 were no longer subject to any contingency not set forth in the Plan.

On June 4, 2021, the Company registered an aggregate of 3,000,000 shares, par value $.0001 per share, reserved for issuance under the Plan.

For all options granted prior to July 1, 2020, each option is immediately exercisable and has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. The options granted on or after July 1, 2020, typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term.

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

The Company recognized approximately $444,000 and $1,363,000 of compensation expense for the three and nine months ended May 31, 2021, respectively. The Company recognized approximately $75,000 and $745,000 of compensation expense for the three and nine months ended May 31, 2020, respectively.

The Company compensates its Board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheet. The Company has incurred $56,000 and $113,000 for the three and nine months ended May 31, 2021, respectively. The Company incurred $75,000 and $150,000 for the three and nine months ended May 31, 2020, respectively.

At May 31, 2021, the total unrecognized deferred stock-based compensation expected to be recognized over the remaining weighted average vesting periods of 3.1 years for outstanding grants was $4.8 million.

The following table summarizes option activity during the nine months ended May 31, 2021:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Options	Life	Price
		(In years)
Balance Outstanding, August 31, 2020	1,398,740	9.5	$8.18
Granted	715,000	10.0	3.07
Exercised	-	-	-
Forfeited	(287,192)	9.5	4.32
Balance Outstanding at May 31, 2021	1,826,548	9.1	$6.62

Balance Exercisable at May 31, 2021	1,826,548

Options outstanding as of May 31, 2021 had aggregate intrinsic value of $45,000.

Option vesting activity during the nine months ended May 31, 2021 was as follows:

		Weighted	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
Options Vested	Options	Life	Price
		(In years)
Balance, August 31, 2020	28,410	7.2	$115.10
Vested	5,631	7.4	93.61
Exercised	-	-	-
Forfeited	(656)	7.2	50.33
Balance at May 31, 2021	33,385	7.0	$112.74

The following table summarizes information about stock options outstanding and vested at May 31, 2021:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$2.23-10.00	1,785,730	9.3	$4.59	-	-	$-
$10.01-$40.00	3,500	8.0	21.69	1,882	8.0	21.66
$40.01–$80.00	13,396	7.8	51.21	9,529	7.8	51.22
$80.01–$120.00	10,303	7.0	102.90	8,542	7.0	102.79
$120.01–$160.00	12,495	6.3	155.24	12,307	6.2	155.73
$160.01-$391.60	1,126	6.1	391.60	1,125	6.1	391.60
	1,826,548	9.1	$6.62	33,385	7.0	$112.74

On March 31, 2021, with the shareholders approval for the increase in the option pool, the contingent options granted by our Board of Directors between July 1, 2020 and May 31, 2021 became exercisable. The options remain subject to service vesting period requirements retroactive to the grant date, as described above.

Note 7: Related Parties

J. Stephen Holmes, our non-employee sales manager, is an advisor to and significant shareholder of the Company. The Company incurred  $180,000 and $570,000 in professional fees for services provided by Mr. Holmes in the three and nine months ended May 31, 2021 and $180,000 and $570,000 for the three and nine months ended May 31, 2020, respectively.

During the three and nine month periods ended May 31, 2021, we made one-time payments to certain of our employees totaling approximately $53,000 and $653,000, respectively, in connection with their agreement to relocate from California to our new principal executive offices in Miami, Florida. Included among these were payments to the following related parties, in the amounts indicated: (i) Mr. Absher, $160,000; (ii) Amanda Murphy, our Director of Operations and a member of our Board, $80,000; (iii) David May, a member of our business development team, and the son-in-law of Mr. Absher, $80,000; (iv) Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., and the son-in-law of Mr. Absher, $88,000; (v) Hannah Absher, an employee of the Company and the daughter of Scott Absher, $18,000; and (vi) Jared Holmes, an employee of the Company and son of Stephen Holmes, $18,000.

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

Future minimum lease and licensing payments under non-cancelable operating leases at May 31, 2021, are as follows:

Years ended August 31,
2021	$289,000
2022	1,198,000
2023	1,014,000
2024	1,075,000
2025	1,108,000
Thereafter	1,652,000
Total minimum payments	$6,336,000

ShiftPixy Labs Ghost Kitchens

On March 17, 2021, the Company entered into a master service agreement for the construction of six ghost kitchens to be placed in its ShiftPixy Labs facility in Miami for a total cost of $962,000. As of May 31, 2021, the Company has made payments totaling $577,000 of service was provided and capitalized as construction in progress and included in Fixed Assets on the Condense Consolidated Balance Sheet and has an additional cost to complete of $385,000 under this contract, which is expected to be completed by the end of the current fiscal year.

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the three or nine months ended May 31, 2021 and May 31, 2020.

Stock Repurchase Plan

On July 9, 2019, the Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock as market conditions warrant over a period of 18 months. The Company has not implemented the stock repurchase plan to date and has not repurchased any stock under this authorization, which has now expired.

Special Purpose Acquisition Company (“SPAC”) Sponsorship

On April 29, 2021, ShiftPixy Investments, Inc. (the “Sponsor”), a wholly owned subsidiary of the Company, announced the filing of registration statements relating to initial public offerings (“IPOs”) of the following four SPACs: (i) Industrial Human Capital Inc., which proposes to raise $250 million to acquire one or more light industrial staffing companies; (ii) Vital Human Capital, Inc., which proposes to raise $250 million to acquire one or more healthcare staffing companies; (iii) TechStackery, Inc., which proposes to raise $250 million to acquire one or more technology staffing companies; and (iv) Firemark Global Capital, Inc., (formerly known as Insurity Capital, Inc.), which proposes to raise $500 million to acquire one or more commercial insurance company “shells” licensed to conduct business throughout the United States. It is anticipated that the Board of Directors of each of these entities will be comprised of the same individuals (none of whom will be directors of the Company aside from our Chairman and Chief Executive Officer, Scott W. Absher) and that Mr. Absher, Domonic J. Carney (our Chief Financial Officer), and Robert S. Gans (our General Counsel) will serve as the Chief Executive Officer, Chief Financial Officer, and General Counsel of each entity, respectively. Details of the Sponsor’s financial commitment to each SPAC is set forth below. The Company has advanced approximately $.5 million in connection with its sponsorship of the SPACs as of the three and nine months ended May 31, 2021.

Industrial Human Capital, Inc (“IHC”)

The Sponsor has agreed to purchase an aggregate of 4,279,000 warrants (the “IHC Placement Warrants”) (or 4,654,000 IHC Placement Warrants if the over-allotment option is exercised in full) at a price of $1.00 per warrant, for an aggregate purchase price of $4,279,000 ($4,654,000 if the over-allotment option is exercised in full). Each IHC Placement Warrant will be identical to warrants sold in the IPO, subject to certain exceptions. The IHC Placement Warrants will be sold in a private placement that will close simultaneously with the closing of the IPO.

The Sponsor currently owns 5,187,500 shares of IHC common stock, prior to the exercise of any of the IHC Placement Warrants.

Vital Human Capital, Inc. (“VHC”)

The Sponsor has agreed to purchase an aggregate of 4,279,000 warrants (the “VHC Placement Warrants”) (or 4,654,000 VHC Placement Warrants if the over-allotment option is exercised in full) at a price of $1.00 per warrant, for an aggregate purchase price of $4,279,000 ($4,654,000 if the over-allotment option is exercised in full). Each VHC Placement Warrant will be identical to warrants sold in the IPO, subject to certain exceptions. The VHC Placement Warrants will be sold in a private placement that will close simultaneously with the closing of the IPO.

The Sponsor currently owns 5,187,500 shares of VHC common stock, prior to the exercise of any of the VHC Placement Warrants.

TechStackery, Inc. (“TSI”)

The Sponsor has agreed to purchase an aggregate of 4,279,000 warrants (the “TSI Placement Warrants”) (or 4,654,000 TSI Placement Warrants if the over-allotment option is exercised in full) at a price of $1.00 per warrant, for an aggregate purchase price of $4,279,000 ($4,654,000 if the over-allotment option is exercised in full). Each TSI Placement Warrant will be identical to the warrants sold in the IPO, subject to certain exceptions. The TSI Placement Warrants will be sold in a private placement that will close simultaneously with the closing of the IPO.

The Sponsor currently owns 5,187,500 shares of TSI common stock, prior to the exercise of any of the TSI Placement Warrants.

Firemark Global Capital, Inc. (“FGC”)

The Sponsor has agreed to purchase an aggregate of 7,447,000 warrants (the “FGC Placement Warrants”) (or 8,197,000 FGC Placement Warrants if the over-allotment option is exercised in full) at a price of $1.00 per warrant, for an aggregate purchase price of $7,447,000 ($8,197,000 if the over-allotment option is exercised in full). Each FGC Placement Warrant will be identical to the warrants sold in the IPO, subject to certain exceptions. The FGC Placement Warrants will be sold in a private placement that will close simultaneously with the closing of the IPO.

The Sponsor currently owns 10,375,000 shares of FGC common stock, prior to the exercise of any of the FGC Placement Warrants.

The Sponsor has agreed to loan up to $500,000 to each of the sponsored SPACs to be used for a portion of their IPO expenses. The source of repayment of these loans will be from the IPO proceeds and the sale of the Placement Warrants described above, as permitted and described in the respective registration statements for each SPAC.

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

Diamond Litigation

On September 8, 2020, a former financial advisor to the Company filed a Complaint in the United States District Court for the Southern District of New York naming the Company and one of its officers as defendants. The Complaint asserts multiple causes of action, all of which stem from plaintiff’s claim that he is entitled to compensation from the Company, in the form of warrants to purchase ShiftPixy common stock, based upon a prior agreement to provide financial advisory services to the Company in connection with a prior transaction. By Order entered July 13, 2021, the Court dismissed the Complaint in its entirety, with prejudice, and without granting leave to amend.

Everest Litigation

On December 18, 2020, we were served with a Complaint filed in the United States District Court for the Central District of California by our former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $600,000. On February 5, 2021, we filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, we refiled our complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Discovery is underway in both cases, and the California Court has set a trial date in the Everest case of February 22, 2022.

Benchmark Litigation

On March 8, 2021, we were served with a Complaint filed in the United States District Court for the Southern District of New York by Benchmark Investments, Inc. d/b/a Kingswood Capital Markets, asserting a single claim for breach of contract arising from a non-binding engagement letter pursuant to which plaintiff offered to provide certain investment banking services to an affiliate of the Company. The Complaint seeks damages in an unspecified amount. On April 8, 2021, we filed an Answer to Plaintiff’s Complaint denying its claims for relief, and asserting various affirmative defenses. On April 23, 2021, the Company entered into a settlement with the plaintiff resolving the litigation on terms that do not provide for any payment by the Company.

Sunz Litigation

On March 19, 2021, we were served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by our former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million. The Company denies plaintiff’s allegations and intends to defend the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint. The case is in discovery and no trial date has been set.

Note 10: Subsequent Events

Leases

Effective June 7, 2021, the Company entered into a sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that the Company anticipates using for its sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease.

Effective June 21, 2021, the Company entered into a 77 month lease agreement, which is anticipated to commence on January 1, 2022, for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.

Registration Statement

On June 4, 2021, the Company filed a registration statement on Form S-8 with the SEC covering an aggregate of 3,000,000 shares of its common stocks, par value $.0001 per share, that may be issued from time to time pursuant to the terms of the ShiftPixy, Inc. 2017 Stock Option / Stock Issuance Plan (the “Plan”).

May 2021 Prefunded Warrant Exercises

As indicated in Note 5 above, the Purchaser in the Company’s May 2021 Private Placement received a total of 2,628,453 May 2021 Prefunded Warrants. Between June 30, 2021 and July 8, 2021, the Purchaser exercised all of its May 2021 Prefunded Warrants.

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

Overview

We provide human resources, employment compliance, insurance, payroll, and operational employment services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation coverage and administration related services, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. Our market focus is to use a traditional staffing services business model, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, including the light industrial, services, and food and hospitality markets.

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

Our revenues through the third quarter of Fiscal 2021 primarily consisted of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage. Our costs of revenues primarily consisted of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage and administration related services, including premiums and loss reserves. A significant portion of our assets and liabilities is for our workers’ compensation reserves, carried as cash balances, and our estimates of projected workers’ compensation claims, carried as liabilities. We provided a self-funded workers’ compensation policy up to $500,000 and purchased reinsurance for claims in excess of that limit up to February 28, 2021, after which we changed to a direct cost premium only workers’ compensation program.

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

We have invested heavily in a robust, cloud-based HRIS platform (the ShiftPixy “Ecosystem”) in order to:

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

The COVID-19 pandemic has had a significant impact upon and delayed our expected growth, which we observed initially through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Substantially all of our May 31, 2020 billed WSEs worked for clients located in Southern California, primarily in the quick service restaurant industry, and many of these clients were required to furlough or lay off employees or, in some cases, completely shutter their operations. For our clients serviced immediately prior to the March 2020 pandemic lockdown, we experienced an approximate 30% reduction in business levels within 6 weeks after the initial lockdown. The combination of our sales efforts and the tools that our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, as did the fact that many of our clients received Paycheck Protection Program (“PPP”) loans under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which supported their businesses and payroll payments during in-store lockdowns. Nevertheless, during the quarter ended May 31, 2020, our WSE billings per client location decreased as many of our clients were forced to cease operations or reduce staffing. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients are located. The fluid nature of the pandemic following those renewed lockdowns resulted in the issuance of additional orders by state and county health authorities, yielding uneven patterns of business openings and closings throughout the state and leading ultimately to significant lockdowns beginning in late November 2020 and through the year-end holiday season as a spike in COVID-19 cases was observed. In late March 2021, California began to lift restrictions in certain regions as those areas complied with the California 4-tiered COVID-19 reopening plan, which allowed for the restoration of additional business services. On June 15, 2021, the Governor of California terminated and phased out the vast majority of executive orders and actions that had been issued beginning in March 2020 as part of the pandemic response, which has had the effect of facilitating the ongoing economic recovery.

The lifting of these lockdown restrictions has supported our recent billings and revenue growth. Our gross billings for the quarter ended May 31, 2021, increased by approximately $5.6 million, or 39.1%, over the same period in Fiscal 2020, and these results represent a sequential 12.3% increase over the second quarter of Fiscal 2021 that we attribute to the easing of the COVID-19 restrictions and accelerating vaccination efforts. We believe that our core business will continue to grow to the extent that COVID-19 infection rates further decrease, vaccination rates increase, and governmental authorities lift pandemic restrictions, all of which we believe will fuel our clients’ business recoveries.

Significant Developments in the Nine Months Ended May 31, 2021.

Financing Activities

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

May 2021 Private Placement

On May 13, 2021, the Company entered into a Securities Purchase Agreement with a large institutional investor in connection with the May 2021 Private Placement. The May 2021 Private Placement closed on May 17, 2021 for gross proceeds of approximately $12.0 million, prior to deducting $0.94 million of costs associated with commissions and offering expenses payable by the Company. The details of the May 2021 Private Placement are set forth in Note 5 to the financial statements, above.

Growth Initiatives

During the nine months ended May 31, 2021 we launched two primary growth initiatives using internal resources described below. Each growth initiative is designed to leverage our technology solution, knowledge, and expertise to provide for significant revenue growth for the human capital management services we provide to our clients.

Sponsorship of Special Purpose Acquisition Companies

On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc., of four SPACs. Three of the SPACs are each seeking to raise $250 million, through IPOs, to acquire companies in the light industrial, healthcare, and technology segments of the staffing industry, while the fourth SPAC is seeking to raise $500 million through an IPO to acquire one or more insurance entities. We anticipate that, through our wholly-owned subsidiary, we will own approximately 20% of the issued and outstanding stock in each entity upon their IPOs being consummated, and that each will operate as a separately managed, publicly traded entity following the completion of their respective initial business combinations, or “De-SPAC”. We anticipate entering into service agreements with each of the staffing entities that will allow them to participate in our HRIS platform. We also expect to facilitate the procurement of workers’ compensation, personal liability, and other insurance products for these staffing entities through our anticipated relationship with the insurance SPAC after it completes the De-SPAC process. On June 14, 2021 and June 30, 2021, each SPAC sponsored by our wholly-owned subsidiary filed amended registration statements and prospectuses with the SEC in connection with their anticipated IPOs.

We believe that the staffing SPACs, after completing their initial business combinations, will generate significant revenues for ShiftPixy by virtue of entering into client service agreements with us after completing the De-SPAC process. We also believe that the insurance SPAC, once licensed to operate as an insurance carrier, will generate additional payroll billings for ShiftPixy through anticipated contractual relationships pursuant to which we expect to facilitate low-cost insurance product offerings for our future SPAC staffing clients, among others.

To date, we have incurred direct costs of $0.5 million to form the SPAC entities, primarily for legal and professional services related fees, which are included as operating expenses for the three and nine months ended May 31, 2021.

Launch of ShiftPixy Labs

We also announced, in late 2020, our “ShiftPixy Labs” initiative, which includes the creation of incubator “ghost kitchens” to be operated in conjunction with our wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, we intend to provide resources and guidance to entrepreneurs seeking to bring their food delivery concepts to market, in return for the opportunity to combine with the ShiftPixy HRIS platform to create a co-branded, or “ghost” branded, food preparation and delivery solution. The initial phase of this initiative will be implemented in a dedicated showcase kitchen facility located in close proximity to our Miami headquarters, which is currently under renovation. We intend to partner with various culinary training organizations and experts in testing these concepts, and to showcase these efforts through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

ShiftPixy Labs is expected to create new restaurant incubation entities, each of which is anticipated to utilize ShiftPixy’s human capital management services and solutions. To date, we have spent approximately $0.8 million   of direct costs towards the launch of ShiftPixy Labs, most of which is related to equipment purchases expected to be placed into service during the final quarter of Fiscal 2021.

Impact of COVID-19

The COVID-19 pandemic has had a significant impact upon and delayed our expected growth, which we observed initially through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Substantially all of our February 29, 2020 billed WSEs worked for clients located in Southern California, primarily in the quick service restaurant industry, and many of these clients were required to furlough or lay off employees or, in some cases, completely shutter their operations. For our clients serviced immediately prior to the March 2020 pandemic lockdown, we experienced an approximate 30% reduction in business levels within 6 weeks after the initial lockdown. The combination of our sales efforts and the tools that our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, as did the fact that many of our clients received PPP loans under the CARES Act, which supported their businesses and payroll payments during in-store lockdowns. Nevertheless, during the quarter ended May 31, 2020, our WSE billings per client location decreased as many of our clients were forced to cease operations or reduce staffing. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients are located.  The fluid nature of the pandemic following those renewed lockdowns resulted in the issuance of additional orders by state and county health authorities, yielding uneven patterns of business openings and closings throughout the state and leading ultimately to significant lockdowns beginning in late November 2020 and through the year-end holiday season as a spike in COVID-19 cases was observed.

The negative impact of these lockdowns on our business and operations continued through our third quarter of Fiscal 2021, with improvement beginning after the removal of some restrictions in California in March 2021 followed by nearly full lifting of restrictions in June 2021. While the availability of PPP loans to our clients mitigated the negative impact on our business during the early stages of the pandemic, we believe that the failure of the government to renew this program exacerbated the negative impact of the holiday lockdowns on our financial results for the three and nine months ending May 31, 2021. Nevertheless, we have observed some degree of recovery during the third fiscal quarter, as these lockdowns have relaxed and vaccination efforts have accelerated. We believe that, to the extent that COVID-19 infection rates continue to decrease and vaccination rates increase, governmental authorities will continue to remove in-person dining restrictions, which will fuel our clients’ business recoveries.

We have also experienced increases in our workers’ compensation reserve requirements, and we expect additional workers’ compensation claims to be made by furloughed employees. We also expect additional workers’ compensation claims to be made by employees required to work by their employers during the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. These additional claims, to the extent they materialize, could have a material impact on our workers’ compensation liability estimates.

Workers’ Compensation Insurance

During the three and nine months ended May 31, 2021, the Company made a strategic decision to change its approach to securing workers’ compensation coverage for our clients. This was primarily due to rapidly increasing loss development factors stemming in part from the COVID-19 pandemic. The combination of increased claims from WSEs, the inability of WSEs to obtain employment quickly and return to work after injury claims, and increasing loss development factor rates from our insurance and reinsurance carriers resulted in significantly larger potential loss exposures, claims payments, and additional expense accruals. Starting on January 1, 2021, we began to migrate our clients to our new direct cost program, which we believe significantly limits our claims exposure. Effective March 1, 2021, all of our clients had migrated to the direct cost program.

For the quarter and nine months ended May 31, 2021, we recorded under cost of sales approximately $0.6 million of expense for claims estimate increases relating primarily to activity for calendar 2020. This additional expense resulted in negative gross profit for the quarter ended May 31, 2021 of approximately $0.4 million. The claims estimates resulting in this reported negative gross profit are the subject of ongoing litigation with our former workers’ compensation insurance provider, Sunz, as described in Note 9, above. We are currently re-evaluating the workers’ compensation liability estimates under our legacy Sunz and Everest programs, with a primary focus on the basis for estimated loss development factors.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, pursuant to which we assigned client contracts representing approximately 88% of our quarterly revenue as of November 30, 2019, including 100% of our existing PEO business effective as of December 31, 2019, and we transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was embodied in the Note Receivable described above, to be paid out in equal monthly payments for the next four years after certain transaction conditions were met. During the quarter ended May 31, 2021, Vensure and the Company engaged in discussions and negotiations geared toward resolving certain disputes regarding the amount owed to the Company pursuant to the Note Receivable, as described above, and these discussions are ongoing as of the date of this Quarterly Report.

Quarterly Performance Highlights: Fiscal 2021 v. Fiscal 2020

•	Served approximately 71 clients and an average of 3,000 WSEs.

•	Processed approximately $20 million in gross billings, representing an increase of 39.1% over the same period in Fiscal 2020 and a sequential 12.3% increase over the second quarter of Fiscal 2021 due to the easing of the COVID-19 restrictions, which had a significant impact on our quick service restaurant customer base in Fiscal 2020.

•	Collected admin fees were $0.4 million, representing a decrease of 6.4% below the same period of Fiscal 2020, but a sequential increase of 15.7% above the second quarter of Fiscal 2021. The level achieved was due primarily to a large one-time admin fee charge of $190,000 billed to a former client in the prior period. Excluding this one-time receipt from the prior balance would have yielded a year-over-year increase consistent with our increase in gross wages.

•	Operating loss was $8 million, compared to $4.1 million for the comparable period of Fiscal 2020, primarily driven by a $3.3 million increase in operating expenses offset by higher gross billings and healthcare related admin fees.

Sales Efforts and Growth Initiatives

We believe that our HRIS platform is well suited to provide cross-functional services that will allow us to expand our reach into other human capital applications and expand our revenue base. Our strategy is to monetize this HRIS platform through multiple applications with the initial application being our historical restaurant-focused human capital solutions. We have begun to expand our services into industries that utilize higher paid employees on a temporary or part-time basis, including the medical/nurse staffing industry. In July 2020, we signed our first healthcare client and began to onboard these WSEs in late July and into August on a very limited basis. We onboarded more significant numbers of nurses through this client during the recently completed quarter, for which we have begun to commence billings and recognize revenue. We expect these new healthcare WSEs to earn an average of 2 to 3 times more than the average restaurant WSE we have typically onboarded in the past, which should yield higher gross profits per healthcare WSE compared to a restaurant or other lower-wage worker.

In August 2020, we signed an agreement with Washington Hospitality, a consortium representing approximately 200,000 potential WSEs in the food industry located in the State of Washington. This agreement expands our geographic reach and is expected to drive revenue growth in calendar 2021.

During the height of the COVID-19 pandemic, we adjusted our sales efforts to reduce or eliminate in-person contact, primarily through the use of video conferencing and webinar tools. The webinars that we staged during this time period were well-attended on both a live and recorded basis, which resulted in client acquisitions that we believe have the potential to generate significant positive results for the Company. Nevertheless, we believe that we will benefit from a return to traditional, in-person sales activities as the pandemic subsides.

During the third quarter of Fiscal 2021, we began to invest significantly in additional areas where we see the potential for substantial revenue growth and enhanced shareholder value. We believe the combination of our human capital, scheduling, intermediation, and delivery services provides us with a unique opportunity for a vertically integrated restaurant and food fulfillment solution. To that end, in late 2020 we announced our “ShiftPixy Labs” initiative, which includes the creation of incubator “ghost kitchens” to be operated in conjunction with our wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, the Company intends to provide resources and guidance to entrepreneurs seeking to bring their food delivery concepts to market, in return for the opportunity to combine with the ShiftPixy HRIS platform to create a co-branded, or “ghost” branded, food preparation and delivery solution. The initial phase of this initiative will be implemented in a dedicated showcase kitchen facility located in close proximity to our Miami headquarters, which is current under renovation and which we expect to be operational during the fourth quarter of Fiscal 2021. We intend to partner with various culinary training organizations and experts in testing these concepts, and to showcase these efforts through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

Software Development

We continued our software development internally in the third quarter of Fiscal 2021, primarily focusing on feature enhancements such as delivery, scheduling, and onboarding functionality improvement. Our efforts also focused on better integration and more seamless process flow improvements to create an improved user experience while reducing internal staff time required for onboarding. We believe these additional enhancements are critical to our ShiftPixy Labs and SPAC related growth initiatives described above.

From inception of our software development efforts in 2017 through May 31, 2021, we have spent approximately $26.3 million consisting of outsourced research and development, IT related expenses, development contractors and employee costs and marketing spending consisting of advertising, trade shows, and marketing personnel costs.

The following table shows the technology and marketing spending for each period reported:

Development spending (in $ millions)	Nine months ending May 31, 2021	Nine months ending May 31, 2020
	(Unaudited)	(Unaudited)
Contract development and licenses	$2.7	$1.3
Internal personnel costs	2.2	1.5
Total development spending	$4.9	$2.8

Marketing spending
Advertising and outside marketing	$1.1	$0.4
Internal personnel costs	0.4	0.2
Subtotal, Marketing costs	$1.5	$0.6
Total, HRIS platform and mobile application spending	$6.4	$3.4

Cumulative investment	$23.9	20.3
Portion of investment capitalized as fixed assets	-	3.2
Portion of investment expensed	$23.9	17.1

For the quarters ended May 31, 2021 and May 31, 2020, we capitalized none of the development spending set forth in the table, above, into fixed assets.

Results of Operations

The following table summarizes the unaudited condensed consolidated results of our operations for the three and nine months ended May 31, 2021, and May 31, 2020.

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Revenues (gross billings of $17.9 million and $14.5 million less worksite employee payroll cost of $15.5 million and $12.5 million, respectively for the three months ended; gross billings of $37.6 million and $32.4 million less worksite employee payroll cost of $32.7 million and $28.1 million, respectively for nine months ended	$2,648,000	$2,014,000	$7,570,000	$6,281,000
Cost of revenue	3,095,000	1,873,000	7,141,000	5,824,000
Gross profit (loss)	(447,000)	141,000	429,000	457,000

Operating expenses:
Salaries, wages, and payroll taxes	2,993,000	1,793,000	7,778,000	5,351,000
Stock-based compensation – general and administrative	444,000	150,000	1,363,000	895,000
Commissions	49,000	27,000	136,000	144,000
Professional fees	1,585,000	439,000	3,298,000	2,276,000
Software development	1,057,000	686,000	2,720,000	1,390,000
Depreciation and amortization	120,000	383,000	268,000	539,000
General and administrative	1,309,000	1,054,000	4,448,000	2,617,000
Total operating expenses	7,557,000	4,532,000	20,011,000	13,212,000

Operating Loss	(8,004,000)	(4,391,000)	(19,582,000)	(12,755,000)

Other (expense) income:
Interest expense	(3,000)	(559,000)	(9,000)	(2,524,000)
Expense related to preferred option exchange		(62,091,000)		(62,091,000)
Expense related to modification of warrants	-	-	-	(22,000)
Loss from debt conversion	-	(2,842,000)	-	(3,500,000)
Inducement loss	-	(57,000)	-	(624,000)
Loss on debt extinguishment		(1,592,000)		(1,592,000)
Change in fair value derivative and warrant liability	-	6,000	-	1,777,000
Gain on convertible note penalties accrual	-	-	-	760,000
Total other (expense) income	(3,000)	(67,135,000)	(9,000)	(67,816,000)
Loss from continuing operations	(8,007,000)	(71,526,000)	(19,591,000)	(80,571,000)
(Loss) income from discontinued operations
(Loss) income from discontinued operations	23,000	(1,490,000)	(1,512,000)	(914,000)
Gain from asset sale	-		-	15,682,000
Total (loss) income from discontinued operations	23,000	(1,490,000)	(1,512,000)	14,768,000

Net loss	$(7,984,000)	$(73,016,000)	$(21,103,000)	$(65,803,000)

Revenues for the three months ended May 31, 2021 increased by $0.6 million, or 31.5%, to $2.6 million compared to $2.0 million for the three months ended May 31, 2020. Revenues for the nine months ended May 31, 2021, increased by $1.3 million, or 20.5%, to $7.6 million compared to $6.3 million for the nine months ended May 31, 2020. The quarterly revenue increase was driven by higher gross billings of $1.3 million from our new nurse staffing client that was signed in August 2020 and higher gross billings from our quick service restaurant business of $3.7 million. The increase in revenue of $1.3 million for the nine months ended May 31, 2021, compared to the same period in the prior year, was driven by our new nurse staffing client signed in August 2020 and by higher gross billings from our quick service restaurant food business.

We report our revenues as gross billings, net of related direct labor costs, for our EAS clients and revenues without reduction of labor costs for staffing services clients. For the three and nine months ended May 31, 2021 and May 31, 2020, we had no revenues associated with staffing services or generated through our technology services. The Company expects to begin generating material amounts of revenue from these services during its fiscal year ending August 31, 2022.

Cost of revenue, which mainly consists of costs associated with employer-side taxes and workers’ compensation insurance coverage, was $3.1 million for the three months ended May 31, 2021, compared to approximately $1.9 million for the comparable period of Fiscal 2020, an increase of 65.2% or $1.2 million. Our cost of revenues for the nine months ended May 31, 2021 increased by $1.3 million, or 22.6%, to $7.1 million compared to $5.8 million for the nine months ended May 31, 2020. The increase includes approximately  $0.6 million of additional estimated claims expense related to our former high deductible Sunz insurance program for claims made in 2019 and 2020, the amount of which is currently the subject of litigation between the Company and Sunz, as discussed in Note 9, above. We also experienced increased expenses due to higher premiums resulting from our change from a high-deductible workers’ compensation insurance model to a higher cost/lower risk direct cost program and increased employer-side taxes from gross billings for the period.

Gross profit decreased by $0.6 million, or 417%, to negative $0.5 million for the quarter ended May 31, 2021, from $0.1 million, or 7% of revenues, for the same period of Fiscal 2020. The negative gross profit we experienced includes the $0.6 million of additional claims expense related to our Sunz insurance program described above. Accordingly, the gross profit decrease was driven by a higher workers’ compensation premium cost stemming from the direct cost model and increased employer-side taxes from gross billings for the period. Gross profit decreased by 6.1% from $0.5 million for the nine months ended May 31, 2020 to $0.4 million for the nine months ended May 31, 2021. Gross profit as a percentage of revenues decreased from 7.3% for the nine months ended May 31, 2020 to 5.7% for the nine months ended May 31, 2021. Decrease in gross profit was driven by the increase in workers compensation premium cost and an increase in employer-side taxes from gross billings.

Operating expenses increased by 66.7%, or $3.0 million, to $7.5 million for the quarter ended May 31, 2021, from $4.5 million for the same period of Fiscal 2020. Operating expenses for the nine months ended May 31, 2021, increased by $6.8 million, or 51.5%, to $20.0 million compared to $13.2 million for the nine months ended May 31, 2020. The increase for both periods was driven by investments in our growth initiatives consisting of increased headcount and outsourced development HRIS spending, marketing spending and rent for our new principal executive offices in Miami, as well as non-recurring relocation costs to move California employees to our new Miami facility and marketing related expenses.

The following table presents certain information related to our operating expenses (unaudited):

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating expenses:
Salaries, wages, and payroll taxes	$2,993,000	$1,793,000	$7,778,000	$5,351,000
Stock-based compensation – general and admin	444,000	150,000	1,363,000	896,000
Commissions	49,000	27,000	136,000	144,000
Professional fees	1,585,000	439,000	3,298,000	2,276,000
Software development	1,057,000	686,000	2,720,000	1,389,000
Depreciation and amortization	120,000	383,000	268,000	539,000
General and administrative	1,309,000	1,054,000	4,448,000	2,617,000
Total operating expenses	$7,557,000	$4,532,000	$20,011,000	$13,212,000

The components of operating expenses changed from the same period of Fiscal 2020 as follows:

Salaries, wages and payroll taxes consist of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. For the three months ended May 31, 2021, salaries increased by $1.2 million, or 66.9%, to $3 million from $1.8 million for the comparable period of Fiscal 2020. For the nine months ended May 31, 2021, salaries increased by $2.4 million, or 45.4%, to $7.8 million compared to $5.4 million for the nine months ended May 31, 2020. The increase for both periods is due primarily to hiring additional employees in our Miami principal executive offices to support our growth initiative efforts and for additions to our software development team located primarily in our Irvine, CA offices.

Stock-based compensation consists of compensation expense related to our employee stock option plan. Stock-based compensation increased $0.3 million, or 196%, to $0.4 million from $0.2 million for the quarter ended May 31, 2021. For the nine months ended May 31, 2021, stock-based compensation increased by $0.5 million, or 52.1%, to $1.4 million from $0.9 million compared to the nine months ended May 31, 2020. The increase for both periods was due to the issuance of additional stock options granted on July 1, 2020 to existing employees, and since July 1, 2020 to new employees.

Commissions consist of commission payments made to third party brokers and inside sales personnel. Commissions increased to $49,000 for the quarter ended May 31, 2021, from $27,000 for the comparable period of Fiscal 2020. Commissions are primarily associated with compensation to our sales force as well as to our property and casualty agents. Commissions expense increased due to the increase in gross billings during the quarter. For the nine months ended May 31, 2021, commissions expense decreased by $8,000, or 5.6%, to $136,000 from $144,000 compared to the nine months ended May 31, 2020. The decrease is due to a change in our sales force structure.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the quarter ended May 31, 2021, increased by $1.1 million, or 261.0%, to $1.5 million, from $0.4 million for the comparable period of Fiscal 2020. Professional fees for the nine months ended May 31, 2021, increased by $1.0 million, or 44.9%, to $3.3 million, from $2.3 million for the nine months ended May 31, 2020. The increase is attributable to an increase in legal fees paid on behalf of the SPACs sponsored by our wholly-owned subsidiary of $0.5 million for the three and nine months ended May 31, 2021, and litigation related activities of $0.6 and $1.0 million for the three and nine months ended May 31, 2021, respectively.

External software development consists of payments to third party contractors for licenses, software development, IT related spending for the development of our HRIS platform and mobile application. External software development costs for the quarter ended May 31, 2021 increased by $0.4 million, or 54.1%, to $1.1 million from $0.7 million for the same period of the prior fiscal year. For the nine months ended May 31, 2021, external software development costs increased by $1.3 million, or 95.8%, to $2.7 million, from $1.4 million for the nine months ended May 31, 2020. The increase for both periods is due to an increase in contract development spending during the current periods in support of our growth initiatives within the Company.

General and Administrative expenses consist of office rent and related overhead, marketing, insurance, penalties, business taxes, travel and entertainment, depreciation and amortization and other general business expenses. General and administrative expenses for the quarter ended May 31, 2021 remained consistent at $1.4 million for the current quarter and the comparable period of Fiscal 2020. General and administrative expenses increased $1.5 million, or 49.4%, to $4.7 million for the nine months ended May 31, 2021, from $3.2 million for the nine months ended May 31, 2020. The increase for both periods was driven by increased rent for our new principal executive offices in Miami, non-recurring costs to relocate certain California employees to our new Miami facility, and marketing expenses related to our growth initiatives throughout the Company.

Operating loss for the quarter ended May 31, 2021 increased by $3.6 million, or 82.3%, to $8.0 million, from $4.4 million in the comparable period of Fiscal 2020. Operating loss for the nine months ended May 31, 2021 increased by $6.8 million, or 53.5%, to $19.5 million, compared to a loss of $12.7 million for the nine months ended May 31, 2020. The operating loss for the three and nine month periods ended May 31, 2021, was due to an increase in operating expenses of $3.0 million and $6.8 million, respectively.

Other income (expense) for the quarter and nine months ended May 31, 2021, was negligible.

Income/(loss) from discontinued operations was $23,000 for the quarter ended May 31, 2021, compared to a $1.5 million loss in the same period of Fiscal 2020. The Fiscal 2020 period included operations from former clients that we transferred to Vensure pursuant to the Vensure Asset Sale. While these discontinued operations are not included in our Fiscal 2021 results, we still recorded estimates of workers’ compensation liabilities during the quarter to cover WSEs who were transferred to Vensure. The negligible income is a result of the decrease in the claims reserve. Loss from discontinued operations amounted to $1.5 million for the nine months ended May 31, 2021, compared to $0.9 million in income for the nine months ended May 31, 2020.

Net loss for the quarter ended May 31, 2021, was $8.0 million compared to $73.0 million for the comparable period of Fiscal 2020, representing a decrease in net loss of $65.0 million or 89.1%. The decrease was due to a $67.1 million reduction in other expenses incurred in 2020 related to the conversion losses on Preferred Shares and the Convertible Notes and the net decrease of $1.5 million in net loss from discontinued operations offset by $3.6 million of additional operating losses for the quarter ended May 31, 2021. Net loss for the nine months ended May 31, 2021, was $21.1 million compared to $65.8 million for the nine months ended May 31, 2020. The $44.7 million net decrease is due to a $67.8 million reduction in other expenses offset by a $6.8 million increase in additional operating losses, an increase of $0.6 million in the net loss from discontinued operations, and a $15.7 million gain related to the Vensure Asset Sale that occurred in the comparable period of Fiscal 2020.

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

Gross billings for the three months ended May 31, 2021, increased by $5.6 million, or 39.1%, to $20.1 million (or $80.4 million on an annualized basis), compared to $14.4 million for the three months ended May 31, 2020, (or $57.6 million on an annualized basis). The gross payroll costs of our WSEs accounted for 86.8% and 86.0% of our gross billings for the three months ended May 31, 2021 and May 31, 2020, respectively. Gross billings for the nine months ended May 31, 2021, increased by $10.7 million, or 22.7%, to $57.7 million (or $230.8 million on an annualized basis), compared to $47 million for the nine months ended May 31, 2020 (or $188 million on an annualized basis). The gross payroll costs of our WSEs accounted for 86.9% and 86.6% of our gross billings for the nine months ended May 31, 2021 and May 31, 2020, respectively.

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

	Three Months Ended,		Nine Months Ended,
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Gross Billings	$20,060,000	$14,425,000	$57,694,000	$46,777,000
Less: Adjustment to gross billings	17,412,000	12,411,000	50,124,000	40,496,000
Revenues	$2,648,000	$2,014,000	$7,570,000	$6,281,000

	May 31, 2021	August 31, 2020	May 31, 2020
Active WSEs (unaudited)	3,000	3,200	2,700

In our financial reports for the three months ended May 31, 2020, we classified as discontinued operations all billed wages, revenues, and cost of revenues associated with those clients who terminated services with us prior to January 1, 2020, and therefore did not generate recurring revenue after January 1, 2020, (including those clients transferred to Vensure as part of the Vensure Asset Sale). In the financial reports included in this Quarterly Report, we have classified only those clients transferred to Vensure as part of the Vensure Asset Sale as discontinued operations, and have reclassified the remaining non-transferred, terminated clients to continuing operations.

Our gross billings and revenues are both derived from gross payroll wages paid to WSEs. Gross wages is a key underlying metric that management uses to analyze business activities, as it is an important component of net revenues and gross margins. The table and analysis that follows illustrates the impact of the reclassification described above on gross wages:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Client Wages (billed in $ millions)	November	February	May	August
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Fiscal Year 2021
Billed Client Wages – All Operations	$17.3	$15.5	17.4
Less Discontinued Operations Billings (1)	-	-	-
Billed Client Wages for Continuing Operations (2)	17.3	15.5	17.4
Less Terminated Client Wages (3)	-	-	-
Adjusted Billed Client Wages, Continuing Operations (4)	$17.3	$15.5	17.4

Fiscal Year 2020
Billed Client Wages – All Operations	$88.2	$36.3	$12.4	$16.4
Less Discontinued Operations Billings (1)	(74.2)	(23.8)	-	-
Billed Client Wages for Continuing Operations (2)	14.0	12.5	12.4	16.4
Less Terminated Client Wages (3)	(1.4)	-	-	-
Adjusted Billed Client Wages, Continuing Operations (4)	$12.6	$12.5	$12.4	$16.4

Fiscal Year 2019
Billed Client Wages – All Operations	$60.3	$67.6	$77.4	$87.1
Less Discontinued Operations Billings (1)	(43.8)	(51.2)	(62.8)	(72.8)
Billed Client Wages for Continuing Operations (2)	16.5	16.4	14.6	14.3
Less Terminated Client Wages (3)	(11.4)	(9.3)	(4.3)	(2.8)
Adjusted Billed Client Wages, Continuing Operations (4)	$5.1	$7.1	$10.3	$11.5

(1)	Discontinued Operations Billings represents billings associated with the clients transferred to Vensure as part of the Vensure Asset Sale.

(2)	Billed Client Wages for Continuing Operations represents the billed client wages associated with the Fiscal 2019 and Fiscal 2020 revenues reported in the financial statements included in our Form 10-K for Fiscal 2020, filed with the SEC on November 30, 2020. Billed Client Wages represents substantially all of the “Adjustment to Gross Billings” in the billings reconciliation table above that reconciles gross billings to net revenues.

(3)	Terminated Client Wages represents the billed wages associated with clients that terminated services with the Company on or prior to January 1, 2020, but were not transferred to Vensure as part of the Vensure Asset Sale. This group primarily consists of clients we identified during calendar 2018 and 2019 as generating low profit margins, having relatively high workers’ compensation exposure, and/or not being well-suited to take advantage of our HRIS platform. Billings from these terminated clients were formerly classified under discontinued operations billings.

(4)	Adjusted Billed Client Wages from Continuing Operations represents client billings for customers who were either active clients as of January 1, 2020, or were added as clients after January 1, 2020. We believe that this metric provides a useful indication of the volume, progression, and growth in billings generated by our target client base as well as the impact of the pandemic on our business.

Material Commitments

In March 2021, we entered into an agreement to purchase four customized mobile kitchen units to support our ShiftPixy Labs growth initiative and made an initial deposit of $0.6 million. We expect delivery of these mobile kitchens during the fourth quarter of Fiscal 2021.

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

Management’s Updated Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of May 31, 2021, of the evaluation of effectiveness of our internal control over financial reporting as of August 31, 2020, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its updated evaluation, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses at May 31, 2021, relate to the following:

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small and, during the quarter ended May 31, 2021, we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During the quarter, we continued to implement a plan to develop our accounting and finance staff to meet the needs of our growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. We are in the process of finalizing written policies and procedures to formalize the requirements of GAAP and the SEC.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2021, except as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2020, as filed with the SEC on November 30, 2020, which is expressly incorporated herein by reference. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2020.

Risks Relating to Our Business

We will lose our entire investment in each SPAC if each SPAC does not complete its initial business combination and our officers may have a conflict of interest in determining whether a particular business combination target is appropriate for each SPAC.

Our wholly-owned subsidiary, ShiftPixy Investments, Inc., purchased founder shares in each SPAC for an aggregate purchase price of $25,000 per SPAC. The number of founder shares issued to us by each SPAC was determined based on the expectation that such founder shares would represent 20% of the outstanding shares of each SPAC after the initial public offering of each SPAC (excluding the private placement warrants described below and their underlying securities). The founder shares will be worthless for each SPAC that does not complete an initial business combination. ShiftPixy Investments, Inc. has also agreed to purchase private placement warrants at a price of $1.00 per warrant in the SPACs for an aggregate of $20,284,000 (or up to $22,159,000 if the over-allotment option of each SPAC is exercised in full).  Each whole private placement warrant is exercisable to purchase one whole share of common stock in each SPAC at $11.50 per share. The private placement warrants of each SPAC will also be worthless if each SPAC does not complete an initial business combination. In addition, ShiftPixy Investments, Inc. may provide loans to each SPAC.  The interests of our officers who also serve as officers of each SPAC, and Mr. Absher, who also serves as a director of each SPAC, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination of each SPAC.

Our officers, including our Chairman and Chief Executive Officer, Mr. Absher, will allocate their time to each SPAC, thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This potential conflict of interest could have a negative impact on our operations.

Our officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the SPACs.  All of our officers are engaged in the SPACs and our officers are not obligated to contribute any specific number of hours per week to our affairs. All of our officers serve as officers of each SPAC and Mr. Absher serves as a director of each SPAC. While we do not believe that the time devoted to the SPACs will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of each SPAC require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
3.1	Certificate of Amendment to ShiftPixy, Inc.’s Amended and Restated Articles of Incorporation, dated May 12, 2021 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

4.2	Form of Prefunded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

10.2	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ShiftPixy, Inc., a Wyoming corporation

DATE: July 15, 2021	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	July 15, 2021

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	July 15, 2021