Form 10-Q/A
period 2021-05-31
ShiftPixy, Inc.
filed 2021-12-02
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 29, 2021, was 28,713,099.

 EXPLANATORY NOTE

ShiftPixy, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2021 (this “Amended Filing”) to amend and restate the following items in its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2021 (the “Original Filing”): (i) Item 1 of Part I, “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures”. This Amended Filing includes Exhibits 31.1, 31.2, 32.1 and 32.2, and new certifications by its principal executive officer and principal financial officer as required by SEC Rule 12b-15.

On April 22, 2021, the Company transferred a total of 10,000,000 shares of common stock (the “Founder Shares”) that it held in four special purpose acquisition companies (“SPACs”) that it is sponsoring through its wholly-owned subsidiary, ShiftPixy Investments, Inc. (“Investments”).  Prior to the transfer, the Company was the sole shareholder in each of the SPACs through Investments. The transfer of these Founder Shares created a minority unaffiliated interest in each of the four SPACs.

The accounting guidance provided under Staff Accounting Bulletin Topic 5T, ASC 340-10-S99-1, and SAB Topic 5A requires that, when securities such as these Founder Shares are transferred to an unaffiliated third party at below fair market value, the difference is deemed a capital contribution by the shareholder and the incremental fair value recorded as a deferred offering cost for the SPAC, and the creation of a minority interest. The deferred offering cost consists of $47,472,000 related to the minority unaffiliated interest and $611,000 of professional fees, consisting of legal and accounting fees related to the initial public offerings of the SPACs, which the Company previously accounted for as professional fees ($456,000) and deposits ($155,000), as described in Note 1.

In addition, as part of the Company’s transition to the adoption of ASC 606, which became effective for the year ended August 31, 2021 (“Fiscal 2021”) and was implemented as of the Fiscal 2021 reporting period, the Company performed a review of all of its client billings during Fiscal 2021. Beginning in the third quarter of Fiscal 2021, the Company’s clients began to migrate to an updated client services agreement that changed the nature of the legal relationship with its clients to clarify the Company’s status as the legal employer of its clients’ worksite employees (“WSEs”), along with the power to control such factors as the wages paid to the WSE, hours worked, and placement of work assignments. As such, this differentiation of control results in the recognition of those WSEs as staffing solutions revenues as opposed to employment administrative services (“EAS”) solutions revenues. As originally reported, all revenues pertaining to these clients were recorded as EAS solutions revenues, which provides for the exclusion of gross payroll billings as an element of revenues. The change to a staffing solutions revenue recognition model for these clients, however, requires the Company to include gross payroll billings as revenues, and to include such billings as an element of cost of revenues. The impact of this change is to increase the Company’s revenues and cost of revenues for the three and nine months ended May 31, 2021 by $6,827,000. There was no impact to the Company’s gross profit (loss) as a result of this correction. The Company is also providing additional disclosures regarding its breakdown of staffing revenues and EAS revenues in this Amended Filing.

Therefore, on November 26, 2021, the Company’s management and the audit committee of its board of directors, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that its previously issued unaudited financial statements for the three months and nine months ended May 31, 2021 contained in the Original Filing, should be restated to reflect the following: (i) an increase in Total Assets and Equity of $47,928,000 including the noncontrolling interest in consolidated subsidiaries noted below; (ii) an increase in Deferred offering costs – SPACs of $48,083,000; (iii) an increase in Noncontrolling interest in consolidated subsidiaries of $47,472,000; (iv) a decrease in Operating expenses, Operating loss and Net loss of $456,000, or $0.02 per share for the three months and $.01 per share for the nine months ended May 31, 2021; (v) a decrease in its cash used in operations of $611,000 and a decrease in its cash provided by financing activities of $611,000; and (vi) an increase in revenues and cost of revenues for $6,827,000 each for the three and nine months ending May 31, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2021	August 31, 2020
	(Unaudited) (Restated -
ASSETS	See Note 1)
Current assets
Cash	$8,951,000	$4,303,000
Accounts receivable	112,000	308,000
Unbilled accounts receivable	2,681,000	2,303,000
Deposit – workers’ compensation	271,000	293,000
Prepaid expenses and other current assets	583,000	796,000
Current assets of discontinued operations	623,000	1,030,000
Total current assets	13,221,000	9,033,000

Fixed assets, net	2,192,000	575,000
Note receivable, net	4,004,000	4,045,000
Deposits – workers’ compensation	490,000	736,000
Deposits and other assets	951,000	449,000
Deferred offering costs – SPACs (see Note 2)	48,083,000	-
Non-current assets of discontinued operations (see Note 1)	1,126,000	2,582,000

Total assets	$70,067,000	$17,420,000

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities
Accounts payable and other accrued liabilities	$5,049,000	$3,831,000
Payroll related liabilities	7,772,000	5,752,000
Accrued workers’ compensation costs	734,000	497,000
Current liabilities of discontinued operations	1,687,000	1,746,000
Total current liabilities	15,242,000	11,826,000
Non-current liabilities
Accrued workers’ compensation costs	1,327,000	1,247,000
Payroll related liabilities, long term	639,000	-
Non-current liabilities of discontinued operations	3,050,000	4,377,000
Total liabilities	20,258,000	17,450,000
Commitments and contingencies
Equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; 23,234,646 and 16,902,146 shares issued as of May 31, 2021 and August 31, 2020	2,000	1,000
Additional paid-in capital	142,444,000	119,431,000
Accumulated deficit	(140,109,000)	(119,462,000)
Total ShiftPixy, Inc. Stockholders’ Equity (Deficit)	2,337,000	(30,000)
Noncontrolling interests in consolidated subsidiaries	47,472,000	-
Total Equity (Deficit)	49,809,000	(30,000)
Total liabilities and equity (deficit)	$70,067,000	$17,420,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Restated- See Note 1)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
	(Restated – See Note 1)		(Restated – See Note 1)
Revenues (gross billings of $20.1 million and $14.4 million less worksite employee payroll cost of $10.6 million and $12.4 million, respectively for the three months ended, respectively; and gross billings of $57.7 million and $46.8 million less worksite employee payroll cost of $43.3 million and $40.5 million for the nine months ended, respectively)	$9,475,000	$2,014,000	$14,397,000	$6,281,000
Cost of revenue	9,922,000	1,873,000	13,968,000	5,824,000
Gross profit (loss)	(447,000)	141,000	429,000	457,000

Operating expenses:
Salaries, wages, and payroll taxes	2,993,000	1,793,000	7,778,000	5,351,000
Stock-based compensation – general and administrative	444,000	150,000	1,363,000	896,000
Commissions	49,000	27,000	136,000	144,000
Professional fees	1,129,000	439,000	2,842,000	2,276,000
Software development	1,057,000	686,000	2,720,000	1,389,000
Depreciation and amortization	120,000	383,000	268,000	539,000
General and administrative	1,309,000	1,054,000	4,448,000	2,617,000
Total operating expenses	7,101,000	4,532,000	19,555,000	13,212,000

Operating Loss	(7,548,000)	(4,391,000)	(19,126,000)	(12,755,000)

Other (expense) income:
Interest expense	(3,000)	(559,000)	(9,000)	(2,524,000)
Expense related to preferred options	-	(62,091,000)	-	(62,091,000)
Expense related to modification of warrants	-		-	(22,000)
Loss from debt conversion	-	(2,842,000)	-	(3,500,000)
Inducement loss	-	(57,000)	-	(624,000)
Loss on debt extinguishment		(1,592,000)		(1,592,000)
Change in fair value derivative and warrant liability	-	6,000	-	1,777,000
Gain on convertible note penalties accrual	-	-	-	760,000
Total other expense	(3,000)	(67,135,000)	(9,000)	(67,816,000)
Loss from continuing operations	(7,551,000)	(71,526,000)	(19,135,000)	(80,571,000)
(Loss) income from discontinued operations
(Loss) income from discontinued operations	23,000	(1,490,000)	(1,512,000)	(914,000)
Gain from asset sale	-	-	-	15,682,000
Total (loss) income from discontinued operations, net of tax	23,000	(1,490,000)	(1,512,000)	14,768,000

Net loss	$(7,528,000)	$(73,016,000)	$(20,647,000)	$(65,803,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.22)	$(2.72)	$(0.59)	(5.48)
Discontinued operations
Operating (loss) income	0.00	(0.06)	(0.05)	(0.06)
Gain on sale of assets	-	-	-	1.07
Total discontinued operations	0.00	(0.06)	(0.05)	1.01
Net loss per common share – Basic and diluted	$(0.22)	$(2.78)	$(0.64)	(4.47)

Weighted average common shares outstanding – Basic and diluted	33,596,111	26,249,518	32,385,287	14,708,554

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of  Equity (Deficit )

For the Nine Months Ended May 31, 2021

(Unaudited)

(Restated- See Note 1)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total ShiftPixy, Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	interest	(Deficit)
Balance, September 1, 2020	-	$-	16,902,146	$1,000	$119,431,000	$(119,462,000)	(30,000)	-	(30,000)
Common stock issued for private placement, net of offering costs	-	-	2,320,000	1,000	11,062,000	-	11,063,000		11,063,000
Common stock issued for underwritten public offering, net of offering costs	-	-	4,000,000	-	10,701,000	-	10,701,000		10,701,000
Stock-based compensation expense	-	-	-	-	1,250,000	-	1,250,000		1,250,000
Excess fair value of SPAC Founder shares transferred to underwriter	-	-	-	-	-	-		47,472,000	47,472,000
Preferred stock issued for preferred option exercise	12,500	-	-	-	-	-	-	-
Common stock issued for preferred stock exchange	(12,500)	-	12,500	-	-	-	-	-
Net Loss	-	-	-	-	-	(20,647,000)	(20,647,000)		(20,647,000)
Balance, May 31, 2021	-	$-	23,234,646	$2,000	$142,444,000	$(140,109,000)	$2,337,000	$47,472,000	$49,809,000

ShiftPixy Inc.

Condensed Consolidated Statements of Equity (Deficit)

For the Three Months Ended May 31, 2021

(Unaudited)

(Restated- See Note 1)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total ShiftPixy, Inc. Stockholders Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance, March 1, 2021	-	$-	20,914,646	$1,000	$130,995,000	$(132,581,000)	$(1,585,000)	-	$(1,585,000)
Common stock issued for private placement, net of offering costs	-	-	2,320,000	1,000	11,062,000	-	11,063,000	-	11,063,000
Stock-based compensation expense	-	-	-	-	387,000	-	387,000	-	387,000
Excess fair value of SPAC founder shares transferred to underwriter	-	-	-	-	-	-		47,472,000	47,472,000
Net Loss	-	-	-	-	-	(7,528,000)	(7,528,000)		(7,528,000)
Balance, May 31, 2021	-	$-	23,234,646	$2,000	$142,444,000	$(140,109,000)	$2,337,000	$47,472,000	$49,809,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of  Equity (Deficit)

For the Nine Months Ended May 31, 2020

(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance, September 1, 2019	909,222	$-	$32,505,000	$(325,000)	$(45,900,000)	$(13,720,000)
Treasury stock retired	(13,953)	-	(325,000)	325,000	-	-
Common stock issued for note exchange	21,750	-	200,000	-	-	200,000
Common stock issued for services rendered	856	-	75,000	-	-	75,000
Common stock issued for warrant exercise	6,275		33,000	-	-	33,000
Common stock issued for underwritten offering, net of offering costs	2,222,160	-	10,332,000	-	-	10,332,000
Common stock issued upon conversion of convertible notes and interest	589,695	-	6,238,000	-	-	6,238,000
Reclassification of derivative liabilities to paid in capital	-	-	1,979,000	-	-	1,979,000
Inducement loss on note conversions	38,658	-	624,000	-	-	624,000
Common stock issued for warrant exchange	82,653	-	552,000	-	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	653,000	-	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	2,006,000	-	-	2,006,000
Stock-based compensation expense	-	-	745,000	-	-	745,000
Modification of warrants	-	-	22,000	-	-	22,000
Expense related to preferred options	-	-	62,091,000	-	-	62,091,000
Net Loss	-	-	-	-	(65,803,000)	(65,803,000)
Balance, May 31, 2020	3,857,316	$-	$117,730,000	$-	$(111,703,000)	$6,027,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.

Condensed Consolidated Statements of  Equity (Deficit)

For the Three Months Ended May 31, 2020 (Unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 1, 2020	1,103,643	$-	$37,620,000	$(38,687,000)	$(1,067,000)
Common stock issued for warrant exercise	6,275	-	33,000	-	33,000
Common stock issued for underwritten offering, net of offering costs	2,222,160	-	10,332,000	-	10,332,000
Stock-based compensation expense	-	-	75,000	-	75,000
Common stock issued upon conversion of convertible notes and interest	441,573	-	4,023,000	-	4,023,000
Reclassification of derivative liabilities to paid in capital	-	-	288,000	-	288,000
Inducement loss on note conversions	1,012	-	57,000	-	57,000
Common stock issued for warrant exchange	82,653	-	552,000	-	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	-	-	653,000	-	653,000
Allocated fair value of warrants issued – exchanged notes payable	-	-	2,006,000	-	2,006,000
Expense related to preferred options	-	-	62,091,000		62,091,000
Net Loss	-	-	-	(73,016,000)	(73,016,000)
Balance, May 31, 2020	3,857,316	$-	$117,730,000	$(111,703,000)	$6,027,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Restated- See Note 1)

	For the Nine Months Ended
	May 31, 2021	May 31, 2020
	(Restated – See Note 1)
OPERATING ACTIVITIES
Net loss	$(20,647,000)	$(65,803,000)
(Loss) Income from discontinued operations	(1,512,000)	14,768,000
Net loss from continuing operations	(19,135,000)	(80,571,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Expense related to preferred options	-	62,091,000
Depreciation and amortization	268,000	539,000
Gain on convertible note penalties accrual	-	(760,000)
Amortization debt discount and debt issuance cost	-	6,749,000
Stock issued for services	-	75,000
Stock-based compensation- general and administrative	1,250,000	745,000
Expense related to warrant modification	-	22,000
Inducement loss on note conversions	-	624,000
Expense related to warrant exchange	-	552,000
Change in fair value of derivative and warrant liability	-	(1,777,000)
Changes in operating assets and liabilities
Accounts receivable	196,000	(763,000)
Unbilled accounts receivable	(378,000)	(996,000)
Prepaid expenses and other current assets	212,000	108,000
Deposits – workers’ compensation	268,000	3,283,000
Deposits and other assets	(502,000)	(16,000)
Accounts payable	1,218,000	(151,000)
Payroll related liabilities	2,659,000	(108,000)
Accrued workers’ compensation	317,000	1,665,000
Other current liabilities	-	(2,284,000)
Total Adjustments	5,509,000	69,598,000
Net cash used in continuing operating activities	(13,626,000)	(10,973,000)
Net cash (used in) provided by discontinued operating activities	(1,035,000)	455,000
Net cash used in operating activities	(14,661,000)	(10,518,000)

INVESTING ACTIVITIES
Note receivable	41,000	-
Purchase of fixed assets	(1,885,000)	(81,000)
Disposal of fixed assets	-	34,000
Proceeds from working capital adjustment – sale of assets	-	1,214,000
Proceeds from sale of assets	-	9,500,000
Net cash (used in) provided by investing activities	(1,844,000)	10,667,000

FINANCING ACTIVITIES
Deferred offering costs	(611,000)	-
Proceeds from underwritten public offering, net of offering costs	10,701,000	10,332,000
Common stock issued for private placement, net of offering costs	11,063,000	-
Repayment of convertible notes	-	(1,240,000)
Proceeds from exercise of warrants	-	33,000
Net cash provided by financing activities	21,153,000	9,125,000
Net increase in cash	4,648,000	9,274,000
Cash - Beginning of Period	4,303,000	1,561,000
Cash -End of Period	$8,951,000	$10,835,000
Supplemental Disclosure of Cash Flows Information:

Cash paid for interest	$9,000	$315,000
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$-	$6,238,000
Common shares issued for services	-	75,000
Common shares issued for note exchange	-	200,000
Additional principal issued for note exchange	-	43,000
Interest capitalized into notes receivable	-	59,000
Common stock issued in exchange for warrants	-	552,000
Discount recorded for asset sale note receivable	-	1,818,000
Reclassification of derivative liabilities to paid in capital	-	1,979,000
Expense related to warrant modification	-	22,000
Excess fair value of SPAC founder shares transferred to underwriter	47,472,000	-

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Nature of Operations and Restatement

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

Restatement of Financial Statements

During the preparation of our consolidated financial statements for our fiscal year ended August 31, 2021 (“Fiscal 2021), we determined that we had not consolidated our majority owned special purpose acquisition companies (“SPACs”). In addition, upon review of the Company’s billings and revenue recognition during our transition from ASC 605 to ASC 606 we determined that additional staffing solutions revenues and an equivalent amount of additional cost of revenues should have been recorded for the three and nine months ended May 31, 2021. As a result, we are restating these financial statements to properly reflect the consolidation of these majority owned SPACs and for the inclusion of the additional revenues and cost of revenues. The revenue and cost of revenue increases had no impact on the Company’s gross profit or net loss for the periods affected.

On April 22, 2021, we transferred a total of 10,000,000 Founder Shares that we held in four SPACs that we are sponsoring through our wholly-owned subsidiary, Investments.  Prior to the transfer, we were the sole shareholder in each of the SPACs through Investments.   The transfer of these shares created a minority unaffiliated interest in each of the four SPACs.

The accounting guidance provided under Staff Accounting Bulletin Topic 5T, ASC 340-10-S99-1, and SAB Topic 5A requires that, when shares of common stock such as these Founder Shares are transferred to an unaffiliated third party at below fair market value, the difference is deemed a capital contribution by the shareholder and the incremental fair value recorded as a deferred offering cost for the SPAC, and the creation of a minority interest. The deferred offering cost consists of $47,472,000 related to the minority unaffiliated interest and $611,000 of professional fees, consisting of legal and accounting fees related to the initial public offerings of the SPACs, which the Company previously accounted for as professional fees ($456,000) and deposits ($155,000).

In addition, as part of our transition to the adoption of ASC 606, which became effective for the year ended August 31, 2021 and was implemented as of the Fiscal 2021 reporting period, we performed a review of all of our client billings during Fiscal 2021. Beginning in the third quarter of Fiscal 2021, our clients began to migrate to an updated CSA that changed the nature of the legal relationship with our clients to clarify our status as the legal employer of our clients’ WSEs, along with the power to control such factors as the wages paid to the WSE, hours worked, and placement of work assignments. As such, this differentiation of control results in the recognition of those WSEs as staffing solutions revenues as opposed to EAS solutions revenues. As originally reported, all revenues pertaining to these clients were recorded as EAS solutions revenues, which provides for the exclusion of gross payroll billings as an element of revenues. The change to a staffing solutions revenue recognition model for these clients, however, requires us to include gross payroll billings as revenues, and to include such billings as an element of cost of revenues. The impact of this change is to increase our revenues and cost of revenues for the three and nine months ended May 31, 2021 by $6,827,000. There was no impact to our gross profit (loss) as a result of this correction.

The effect of this restatement on the line items included in our condensed consolidated financial statements for our fiscal quarter ended May 31, 2021, is as follows:

	May 31, 2021
	As Previously Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$738,000	(155,000)	$583,000
Deferred Offering Costs - SPACs	-	48,083,000	48,083,000
Total Assets	22,139,000	47,928,000	70,067,000
Noncontrolling interests in consolidated subsidiaries	-	47,472,000	47,472,000
Total Equity (Deficit)	22,139,000	47,928,000	70,067,000

Revenues – three months ended May 31, 2021	2,648,000	6,827,000	9,475,000
Cost of revenues – three months ended May 31, 2021	3,095,000	6,827,000	9,922,000
Gross profit – three months ended May 31, 2021	(447,000)	-	(447,000)

Revenues – nine months ended May 31, 2021	7,570,000	6,827,000	14,397,000
Cost of revenues – nine months ended May 31, 2021	7,141,000	6,827,000	13,968,000
Gross profit - nine months ended May 31, 2021	429,000	-	429,000

Three months ended May 31, 2021:
Operating expenses – Professional fees	1,585,000	(456,000)	1,129,000
All other operating expenses	5,972,000	-	5,972,000
Total Operating expenses	7,557,000	(456,000)	7,101,000

Nine months ended May 31, 2021:
Operating expenses – Professional fees	3,298,000	(456,000)	2,842,000
All other operating expenses	16,713,000	-	16,713,000
Total Operating expenses	20,011,000	(456,000)	19,555,000

Net loss– three months ended May 31, 2021	7,984,000	(456,000)	7,528,000
Net loss – nine months ended May 31, 2021	21,103,000	(456,000)	20,647,000

Net loss per share, basic and diluted
Continuing operations for the 3 months ended May 31, 2021	(0.24)	0.02	(0.22)
Continuing operations for the 9 months ended May 31, 2021	(0.60)	0.01	(0.59)

Cash used in operations	(15,272,000)	611,000	(14.661,000)
Cash provided by financing operations	21,764,000	(611.000)	21,153,000

We arrived at these adjustments by estimating the total value of the 10,000,000 shares transferred, which represents deferred compensation to the underwriter (as defined below), to be $47,472,000. We arrived at this valuation as set forth below :

1.	Consistent with most SPAC IPOs, the market price of units (consisting of some combination of common stock and warrants) sold to the public in a SPAC IPO is $10 per unit.

2.	We have valued the warrant portion of each Unit at $0.75. We arrived at this value though reference to a variety of factors and data available through examination of publicly available information regarding typical SPAC IPOs. Deducting this value from the Unit yields a value of $9.25 per common share at the time of the IPO, which we have applied to value of each of the Founder Shares that we issued to the underwriter (as defined below).

3.	We have applied a further discount of 48.8%, exclusive of the warrant, which is a blended discount designed to reflect the following contingencies and uncertainties: (a) 20% probability that the IPOs for our sponsored SPAC are never consummated; (b) 20% probability that none of our sponsored SPACs successfully completed their initial business combinations (“IBCs”); and (c) 21% additional discounts to account for future sponsor and Representative concessions, as well as the possibility of decrease in the value of the common stock of each SPAC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Deferred income taxes and related valuation allowance;

•	Valuation of long-lived assets including fair value and net realizable value of long term notes receivable;

•	Projected development of workers’ compensation claims;

•	Valuation of transfer of SPACs founder shares – deferred offering costs; and.

•	Valuation expense related to preferred stock options.

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

The Company has evaluated its revenue recognition policies in conjunction with its business as it migrates to a staffing business model. We had no billings for Fiscal 2020 that were recorded as staffing revenues.  In Fiscal 2021, beginning in the quarter ended May 31, 2021, we migrated certain clients to CSAs that required their entire billings, including gross payroll paid to WSEs, be recorded as staffing revenues and the gross payroll paid be included in cost of revenues.  The total revenues associated with staffing revenues for the three and nine months ended May 31, 2021 was $6,827,000.

Segment Reporting

Prior to Fiscal 2021, the Company operated as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2021, the Company entered into new business lines and geographic areas that, to date, are not material. However, with the migration to Staffing during the fiscal quarter ending May 31, 2021, the Company expects to manage the business on a segmented basis in the future and will therefore report such information once systems and processes are updated accordingly. Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively.

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

We did not have any Level 1 or Level 2 assets or liabilities at May 31, 2021 or August 31, 2020.

The Fair Value of the SPAC Founder Shares

We recorded the fair value of the SPAC founder shares that we transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of our sponsored SPACs being consummated.

Vensure Note Receivable

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

Internal Revenue Service (“IRS”) Notice

On May 13, 2021, the Company received a Notice of Federal Tax Lien Filing and Right to a Hearing Under IRC 6320 (the “Notice”) from the IRS, claiming underpayment of Federal income taxes for the 2020 tax year totaling $1,983,051, consisting of the following: (i) Federal income tax withholding; (ii) employee OASDI or Medicare withholding; (iii) employer OASDI or Medicare taxes; and (iv) FUTA taxes. By letter dated June 9, 2021, the Company requested a Due Process Hearing before the IRS, and further stated that it denies any underpayment on the grounds that the taxes in question are subject to various deferrals and credits arising under the CARES Act, including the following: (i) Section 2302, which permits eligible employers to defer payment of OASDI employer taxes; and (ii) Section 2301, which allows eligible employers to apply the Employee Retention Tax Credit, or “ERTC”, to taxes owed for the 2020 tax year. Further, subsequent to receiving the Notice, the Company made tax payments totaling $880,109, which it believes should be credited against any alleged underpayment in the event that the claims underlying the Notice are ultimately determined to be valid. As of the date of this Form 10-Q, the Company has received no response from the IRS, and no date for a Due Process Hearing has been set.

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

On April 22, 2021, we transferred a total of 10,000,000 shares of common stock (the “Founder Shares”) that we held in the four special purpose acquisition companies (“SPACs”). Prior to the transfer, we were the sole shareholder in each of the SPACs through ShiftPixy Investments. The transfer of these shares represented the creation of a minority unaffiliated interest in each of the four SPACs. In conjunction with this transfer, we recorded an asset for the estimated fair value of the shares transferred of $47,472,000. See also Note 2.

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

•

Operating loss was $7.5 million, compared to $4.3 million for the comparable period of Fiscal 2020, primarily driven by a $2.6 million increase in operating expenses offset by higher gross billings and healthcare related admin fees.

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

	For the Three Months Ended (restated)		For the Nine Months Ended (restated)
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Revenues (gross billings of $20.1 million and $14.4 million less worksite employee payroll cost of $10.6 million and $12.4 million, respectively for the three months ended; gross billings of $57.7 million and $46.8 million less worksite employee payroll cost of $43.3 million and $40.5 million, respectively for nine months ended	$9,475,000	$2,014,000	$14,397,000	$6,281,000
Cost of revenue	9,922,000	1,873,000	13,968,000	5,824,000
Gross profit (loss)	(447,000)	141,000	429,000	457,000

Operating expenses:
Salaries, wages, and payroll taxes	2,993,000	1,793,000	7,778,000	5,351,000
Stock-based compensation – general and administrative	444,000	150,000	1,363,000	895,000
Commissions	49,000	27,000	136,000	144,000
Professional fees	1,129,000	439,000	2,842,000	2,276,000
Software development	1,057,000	686,000	2,720,000	1,390,000
Depreciation and amortization	120,000	383,000	268,000	539,000
General and administrative	1,309,000	1,054,000	4,448,000	2,617,000
Total operating expenses	7,101,000	4,532,000	19,555,000	13,212,000

Operating Loss	(7,548,000)	(4,391,000)	(19,126,000)	(12,755,000)

Other (expense) income:
Interest expense	(3,000)	(559,000)	(9,000)	(2,524,000)
Expense related to preferred option exchange		(62,091,000)		(62,091,000)
Expense related to modification of warrants	-	-	-	(22,000)
Loss from debt conversion	-	(2,842,000)	-	(3,500,000)
Inducement loss	-	(57,000)	-	(624,000)
Loss on debt extinguishment		(1,592,000)		(1,592,000)
Change in fair value derivative and warrant liability	-	6,000	-	1,777,000
Gain on convertible note penalties accrual	-	-	-	760,000
Total other (expense) income	(3,000)	(67,135,000)	(9,000)	(67,816,000)
Loss from continuing operations	(7,551,000)	(71,526,000)	(19,135,000)	(80,571,000)
(Loss) income from discontinued operations
(Loss) income from discontinued operations	23,000	(1,490,000)	(1,512,000)	(914,000)
Gain from asset sale	-		-	15,682,000
Total (loss) income from discontinued operations	23,000	(1,490,000)	(1,512,000)	14,768,000

Net loss	$(7,528,000)	$(73,016,000)	$(20,647,000)	$(65,803,000)

Revenues for the three months ended May 31, 2021 increased by $7.5 million, or 370%, to $9.5 million compared to $2.0 million for the three months ended May 31, 2020. Revenues for the nine months ended May 31, 2021, increased by $8.1 million, or 129%, to $14.4 million compared to $6.3 million for the nine months ended May 31, 2020. The quarterly revenue increase was driven by higher gross billings of $1.3 million from our new nurse staffing client that was signed in August 2020 and higher gross billings from our quick service restaurant business of $3.7 million along with a $6.8 million increase due to the change in revenue accounting to staffing solutions from EAS solutions in the prior year. The increase in revenue of $8.1 million for the nine months ended May 31, 2021, compared to the same period in the prior year, was driven by our new nurse staffing client signed in August 2020, by higher gross billings from our quick service restaurant food business, and by the $6.8 million increase due to the change in revenue recognition.

Cost of revenue, which mainly consists of costs associated with employer-side taxes and workers’ compensation insurance coverage for EAS Solutions revenue with the addition of gross payroll for Staffing Solutions revenue, was $9.9 million for the three months ended May 31, 2021, compared to approximately $1.9 million for the comparable period of Fiscal 2020, an increase of 430% or $8.0 million. Our cost of revenues for the nine months ended May 31, 2021 increased by $8.2 million, or 140%%, to $14.0 million compared to $5.8 million for the nine months ended May 31, 2020. The increase includes the staffing related cost of revenues increase of $6.8 million (as noted above) and approximately  $0.6 million of additional estimated claims expense related to our former high deductible Sunz insurance program for claims made in 2019 and 2020, the amount of which is currently the subject of litigation between the Company and Sunz, as discussed in Note 9, above. We also experienced increased expenses due to higher premiums resulting from our change from a high-deductible workers’ compensation insurance model to a higher cost/lower risk direct cost program and increased employer-side taxes from gross billings for the period.

Gross profit decreased by $0.6 million, or 417%, to negative $0.5 million for the quarter ended May 31, 2021, from $0.1 million, or 7% of revenues, for the same period of Fiscal 2020. The negative gross profit we experienced includes the $0.6 million of additional claims expense related to our Sunz insurance program described above. Accordingly, the gross profit decrease was driven by a higher workers’ compensation premium cost stemming from the direct cost model and increased employer-side taxes from gross billings for the period. Gross profit decreased by 6.1% from $0.5 million for the nine months ended May 31, 2020 to $0.4 million for the nine months ended May 31, 2021. Gross profit as a percentage of revenues decreased from 7.3% for the nine months ended May 31, 2020 to 3% for the nine months ended May 31, 2021. Decrease in gross profit was driven by the increase in workers compensation premium cost and an increase in employer-side taxes from gross billings.

Operating expenses increased by 56.7%, or $2.6 million, to $7.1 million for the quarter ended May 31, 2021, from $4.5 million for the same period of Fiscal 2020. Operating expenses for the nine months ended May 31, 2021, increased by $6.3 million, or 48.0%, to $19.6 million compared to $13.2 million for the nine months ended May 31, 2020. The increase for both periods was driven by investments in our growth initiatives consisting of increased headcount and outsourced development HRIS spending, marketing spending and rent for our new principal executive offices in Miami, as well as non-recurring relocation costs to move California employees to our new Miami facility and marketing related expenses.

The following table presents certain information related to our operating expenses (unaudited):

	For the Three Months Ended (restated)		For the Nine Months Ended (restated)
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating expenses:
Salaries, wages, and payroll taxes	$2,993,000	$1,793,000	$7,778,000	$5,351,000
Stock-based compensation – general and admin	444,000	150,000	1,363,000	896,000
Commissions	49,000	27,000	136,000	144,000
Professional fees	1,129,000	439,000	2,842,000	2,276,000
Software development	1,057,000	686,000	2,720,000	1,389,000
Depreciation and amortization	120,000	383,000	268,000	539,000
General and administrative	1,309,000	1,054,000	4,448,000	2,617,000
Total operating expenses	$7,101,000	$4,532,000	$19,555,000	$13,212,000

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

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the quarter ended May 31, 2021, increased by $0.7 million, or 157.2%, to $1.1 million, from $0.4 million for the comparable period of Fiscal 2020. Professional fees for the nine months ended May 31, 2021, increased by $0.6 million, or 24.8%, to $2.8 million, from $2.3 million for the nine months ended May 31, 2020. The increase is attributable to an increase in legal fees, and litigation related activities of $0.6 and $1.0 million for the three and nine months ended May 31, 2021, respectively.

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

Operating loss for the quarter ended May 31, 2021 increased by $3.2 million, or 71.9%, to $7.5 million, from $4.4 million in the comparable period of Fiscal 2020. Operating loss for the nine months ended May 31, 2021 increased by $6.4 million, or 49.9%, to $19.1 million, compared to a loss of $12.8 million for the nine months ended May 31, 2020. The operating loss for the three and nine month periods ended May 31, 2021, was due to an increase in operating expenses of $3.0 million and $6.8 million, respectively.

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

Net loss for the quarter ended May 31, 2021, was $7.5 million compared to $73.0 million for the comparable period of Fiscal 2020, representing a decrease in net loss of $65.5 million or 89.7%. The decrease was due to a $67.1 million reduction in other expenses incurred in 2020 related to the conversion losses on Preferred Shares and the Convertible Notes and the net decrease of $1.5 million in net loss from discontinued operations offset by $3.6 million of additional operating losses for the quarter ended May 31, 2021. Net loss for the nine months ended May 31, 2021, was $20.6 million compared to $65.8 million for the nine months ended May 31, 2020. The $45.1 million net decrease is due to a $67.8 million reduction in other expenses offset by a $6.8 million increase in additional operating losses, an increase of $0.6 million in the net loss from discontinued operations, and a $15.7 million gain related to the Vensure Asset Sale that occurred in the comparable period of Fiscal 2020.

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

Reconciliation of GAAP to Non-GAAP Measure: Gross Billings to Net Revenues

	Three Months Ended,		Nine Months Ended,
	May 31, 2021 (revised)	May 31, 2020	May 31, 2021 (revised)	May 31, 2020
Gross Billings	$20,060,000	$14,425,000	$57,694,000	$46,777,000
Less: Adjustment for EAS gross billings (revised)	10,585,000	12,411,000	43,297,000	40,496,000
Revenues	$9,475,000	$2,014,000	$14,397,000	$6,281,000

	May 31, 2021	August 31, 2020	May 31, 2020
Active WSEs (unaudited)	3,000	3,200	2,700

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

The material weaknesses at May 31, 2021, relate to the following:

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small and, during the quarter ended May 31, 2021, we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. The lack of sufficient technical accounting personnel resulted in a restatement of the quarter ended May 31, 2021 relating to the consolidation of the Company’s SPAC investments and revenue recognition policy as it relates to staffing revenue. During the quarter, we continued to implement a plan to develop our accounting and finance staff to meet the needs of our growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. We are in the process of finalizing written policies and procedures to formalize the requirements of GAAP and the SEC.

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

ShiftPixy, Inc., a Wyoming corporation

DATE: December 1, 2021	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	December 1, 2021

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	December 1, 2021