Form 10-K
period 2021-08-31
ShiftPixy, Inc.
filed 2021-12-03
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

SEC File No. 001-37954

SHIFTPIXY, INC.

(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Brickell Key Drive, Suite 300, Miami, FL 33131	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

Securities to be registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	Trading Symbol(s)	The NASDAQ Stock Market LLC
Title of each class registered	PIXY	Name of each exchange on which each class is registered

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($3.00 on February 26, 2021) was approximately $39,152,000.

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 28,713,099 shares as of November 29, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K ("Form 10-K"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (referred to throughout this Form 10-K as “we,” “us,” “our,” the “Company” or “ShiftPixy”), expects or anticipates will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue and operating expenses;

•	our ability to achieve and grow profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	our predictions about industry and market trends;

•	our ability to expand successfully internationally;

•	our ability to manage effectively our growth and future expenses, including our growth and expenses associated with our sponsorship of various special purpose acquisition companies;

•	our estimated total addressable market;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	the effect that the novel coronavirus disease (“COVID-19”) or other public health issues could have on our business and financial condition and the economy in general; and

•	our ability to be successful in defending litigation brought against us.

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

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

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

The industry and market data contained in this Form 10-K are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

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

Business Overview

We are a human capital management ("HCM") platform that provides real-time business intelligence along with HR services on a fee-based “software as a service” ("SAAS") business model. We provide human resources, employment compliance, insurance related, payroll, and operational employment services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation coverage and administration related services, and provide employee benefits. The level of our administrative fees is dependent on the services provided to our clients which ranges from basic payroll processing to a full suite of human resources information systems ("HRIS") technology. Our primary operating business metric is gross billings, consisting of our clients’ fully burdened payroll costs, which includes, in addition to payroll, workers’ compensation insurance premiums, employer taxes, and benefits costs.

Our goal is to be the best online fully-integrated workforce solution and employer services support platform for lower-wage workers and employment opportunities. We have built an application and desktop capable marketplace solution that allows for workers to access and apply for job opportunities created by our clients and to provide traditional back-office services to our clients as well as real-time business information for our clients’ human capital needs and requirements.

We have designed our business platform to evolve to meet the needs of a changing workforce and a changing work environment. We believe our approach and robust technology will benefit from the observed demographic workplace shift away from traditional employee/employer relationships towards the increasingly flexible work environment that is characteristic of the gig economy. We believe this change in approach began after the 2008 financial crisis and is currently being driven by the labor shortage created out of the COVID-19 economic crisis. We also believe that a significant problem underpinning the lower wage labor crisis is the sourcing of workers and matching temporary or gig workers to short-term job opportunities.

Figure 1

We have built our business on a recurring revenue model since our inception in 2015. Our initial market focus has been to monetize a traditional staffing services business model, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, including the light industrial, food service, restaurant, and hospitality markets.

Although we have recently expanded into other industries, as noted below, for our fiscal year ended August 31, 2021 (“Fiscal 2021"), our primary focus was on clients in the restaurant and hospitality industries, market segments traditionally characterized by high employee turnover and low pay rates. We believe that these industries will be better served by our HRIS technology platform and related mobile smartphone application that provides payroll and human resources tracking for our clients. The use of our HRIS platform should provide our clients with real-time human capital business intelligence and we believe will result in lower operating costs, improved customer experience, and revenue growth. All of our clients enter into service agreements with us or one of our wholly-owned subsidiaries to provide these services.

We believe that our value proposition is to provide a combination of overall net cost savings to our clients, for which they are willing to pay increased administrative fees that offset the costs of the services we provide, as follows:

•	Payroll tax compliance and management services;

•	Governmental HR compliance such as for Patient Protection and Affordable Care Act (“ACA”) compliance requirements;

•	Reduced client workers’ compensation premiums or enhanced coverage;

•	Access to an employee pool of potential qualified applicants to reduce turnover costs;

•	Ability to fulfill temporary worker requirements in a “tight” labor market with our intermediation (“job matching”) services; and

•	Reduced screening and onboarding costs due to access to an improved pool of qualified applicants who can be onboarded through a highly advanced, efficient, and virtually paperless technology platform.

Our management believes that providing this baseline business, coupled with our technology solution, provides a unique, value-added solution to the HR compliance, staffing, and scheduling problems that businesses face. Over the past eighteen months, in the face of the COVID-19 pandemic, we have instituted various growth initiatives described below that are designed to accelerate our revenue growth. These initiatives include the matching of temporary job opportunities between workers and employers under a fully compliant staffing solution through our HRIS platform. For this solution to be effective, we need to obtain a significant number of WSEs in concentrated geographic areas to fulfill our clients unique staffing needs and facilitate the client-WSE relationship.

Managing, recruiting, and scheduling a high volume of low-wage employees can be both difficult and expensive. Historically, the acquisition and recruiting of such an employee population has been a labor intensive and expensive process in part due to high onboarding costs and complex issues surrounding such matters as tax information capture or I-9 verification. Early in our history, we evaluated these costs and found that proper process flows that are automated with blockchain and cloud technology, coupled with access to lower cost workers’ compensation policies resulting from economies of scale, could result in a profitable and low-cost scalable business model.

Over the past four years, we have invested heavily in a robust, cloud-based HRIS platform to:

•	reduce client WSE management costs;

•	automate new WSE and client onboarding;

•	accumulate a large pool of qualified WSEs across multiple geographical markets;

•	facilitate the intermediation (job matching) of WSEs with job opportunities; and

•	supply additional value-added services for our clients that generate additional revenue streams for us.

We began to develop our HRIS platform in 2017, including our front-end desktop and mobile smartphone application to facilitate easier WSE and client onboarding processes, deliver additional client functionality, and provide enhanced opportunities for WSEs to find shift work. Beginning in March 2019, we transitioned the development of our mobile smartphone application from a third-party vendor to an in-house development team and launched an early version of the application several months later. As of August 31, 2019, we had completed the initial launch of our mobile application, and we started to provide some of the HRIS and application services to select legacy customers on a pilot project basis. During our fiscal year ended August 31, 2020 ("Fiscal 2020), our in-house engineers continued to implement additional HRIS functionality in employee fulfillment, delivery and scheduling services, and “gig” intermediation services through our mobile smartphone application. During Fiscal 2021, our technology development efforts focused on supporting our growth initiatives with features such as bulk on-boarding, intermediation, and vertical market integrations. We see these technology-based services as having potential to generate multiple streams of revenue from a variety of different markets.

Our cloud-based HRIS platform captures, holds, and processes HR and payroll information for our clients and WSEs through an easy-to-use customized front-end interface coupled with a secure, remotely hosted database. The HRIS system can be accessed by either a desktop computer or an easy-to-use mobile smartphone application designed with HR workflows in mind. Once fully implemented, we expect to reduce the time, expense, and error rate for onboarding our clients’ employees into our HRIS ecosystem. Upon being onboarded, these WSEs are listed as available for shift work within our business ecosystem. This allows our HRIS platform to serve as both a gig marketplace for WSEs for our opportunities and also allows for clients to better manage their staffing needs.

We see our technology platform and our ability to process gig workers as fully compliant W-2 employees as a key competitive advantage and differentiator to our market competitors that will facilitate expansion of our HCM services beyond our current concentration in low-wage restaurant employees and healthcare workers. We are completing added features that are expected to generate new revenue streams over the next twelve months by expanding our product offerings, increasing our client customer and WSE counts, and maximizing the revenues and profits generated per existing WSE. We further believe that our accumulation of a significant number of WSEs on our platform, whether currently billed or not, will facilitate additional growth initiatives with the potential to generate significant value for our shareholders, as described below.

Beginning in January 2020, we operated under a traditional staffing services business model, coupled with developed technology, to address underserved markets in the restaurant and hospitality industries, predominately consisting of lower wage employees with high turnover. At the same time, we continued our prior efforts to expand our services into other industries that utilize higher paid employees on a temporary or part-time basis, including the healthcare staffing industry. Our go-to-market approach was to use an inside sales force to market our services directly to clients to manage their human capital requirements and to form strategic relationships with business associations to gather WSEs. Until the COVID-19 pandemic, this approach was effective and resulted in substantial growth. However, the COVID-19 pandemic changed the landscape in HCM due to reduced employment in our core restaurant and hospitality markets.

Starting in late Fiscal 2020, we identified and launched several growth initiatives designed to fully leverage our HRIS platform. These growth initiatives included the following: (i) launching ShiftPixy Labs in July 2020 to create affiliated high growth restaurant opportunities through a fully immersive customer experience; and (ii) devoting resources beginning in early calendar 2021 ("Calendar 2021") to sponsor multiple special purpose acquisition companies, or “SPACs”, to create multiple large staffing entities with a national footprint, along with a substantial workers’ compensation insurance provider, all of whom would benefit from contractual relationships with us and fuel our rapid expansion and growth.

Figure 2

We have built a substantial business on a recurring revenue model since our inception in 2015. Prior to Fiscal 2021, all of our billings consisted of gross employee payroll along with employer payroll taxes, workers’ compensation, and administrative fees, which we collectively refer to as payroll billings. Under our HCM business, we exclude gross employee payroll from revenues but include payroll in billings. Beginning in Fiscal 2021, we began to bill under a staffing service model (“Staffing”). Staffing billings consist of payroll services billed to clients as a markup from gross employee payroll where revenues are recognized for the amount billed (thereby inclusive of gross employee payroll). For Fiscal 2021, we processed approximately $79 million in total payroll billings and in Fiscal 2020 we processed approximately $65 million in total payroll billings included in continuing operations.

Our Services

Figure 3

Our core business is to provide regular payroll processing services to clients under either an employment administrative services (“EAS”) model (in addition to individual services, such as payroll tax compliance, workers’ compensation insurance coverage related services, and employee HR compliance management), or under a direct staffing business model, as described below. In addition, in November 2019, we launched our employee onboarding and employee scheduling functionalities to our customers through our mobile smartphone application.

Our core EAS, which was our primary business model prior to Fiscal 2021 and accounted for the majority of our gross billings during the fiscal year, are typically provided to our clients for one-year renewable terms. During Fiscal 2021, we began to transition to a direct staffing business model, pursuant to which we began to migrate to an updated client services agreement (“CSA”) to clarify our status as the legal employer of our clients’ WSEs. Our new CSAs also typically provide for one-year renewable terms.

We expect that our future service offerings, including technology-based services provided through our HRIS platform, will provide for additional revenue streams and support cost reductions for existing and future clients. We expect that our future services will be offered through “a la carte” pricing via customizable online contracts under our EAS services model as well as through a direct staffing business model. Our staffing services are typically provided to our clients under recurring revenue contracts.

We intend to use our growth initiatives to leverage our expansion by entering into CSAs with the SPACs we are sponsoring and the various restaurant brands that we are working to launch through ShiftPixy Labs. As such, these growth initiatives are expected to increase our core staffing services billings, revenues, gross profit, and operating leverage. Further, the new Gig Economy has given rise to controversy regarding the classification of many workers as “independent contractors”, rather than traditional employees, while the rising trend of predictive scheduling creates logistical issues for our clients’ management of their workers’ schedules. We provide solutions to businesses struggling with these compliance issues primarily by absorbing our clients’ workers, whom we refer to as WSEs (as well as “shift workers,” “shifters,” “gig workers,” or “assigned employees”). WSEs are included under our corporate employee umbrella as traditional employees who receive W-2s and are entitled to participate in a full array of benefits that we provide as part of our services for our clients. This arrangement benefits WSEs by providing additional work opportunities through access to our clients. WSEs further benefit from employee status and access to benefits through our plan offerings, including minimum essential health insurance coverage and 401(k) plans, as well as workers’ compensation coverage.

Technological Solution

At the heart of our solution is a secure, cloud-based HRIS platform accessible by a desktop or mobile device through which our WSEs can onboard in an speedy, efficient and paperless manner, and then find available shift work at our client locations. We believe that this solution addresses effectively the dual issues of assisting WSEs seeking additional work and clients looking to fill open shifts. We believe that the easy to use onboarding functionality embedded in our HRIS platform will increase our pool of WSEs and provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the “ShiftPixy Ecosystem” (as described below). The mobile application features a chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designed to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.	Figure 4

Our HRIS platform consists of a closed proprietary operating and processing information system that provides a tool for businesses needing staffing flexibility to schedule existing employees and to post open schedule slots to be filled by an available pool of shift workers (the “ShiftPixy Ecosystem”). The ShiftPixy Ecosystem provides the following benefits for our clients:

1.	Compliance: While our clients retain responsibility for compliance with labor and employment laws to the extent that such compliance depends upon their exclusive control over the worksite, we assume responsibility for a substantial portion of our clients’ wage and hour regulatory obligations through our role as legal employer of the WSEs. The ShiftPixy Ecosystem allows us to assist our clients in fulfilling their compliance obligations by providing a qualified pool of potential applicants as shift workers who are our legal employees. This serves to lessen the regulatory and compliance burden on our clients’ management, allowing them to focus more on the management of their business and less on legal issues.

2.	Improved staffing fulfillment, recruiting, and retention: We believe that utilization of our HRIS platform reduces the impact of high WSE turnover, which is a consistent problem across the markets we serve. A significant issue at the end of Fiscal 2021 was the limited availability of WSEs in a “tight” labor market. Our platform provides an attractive avenue for pre-screened WSE applicants to find permanent positions that meet their needs through access to the ShiftPixy Ecosystem, which we believe results in a deeper potential labor pool for our clients to address their human capital needs. We also can function as a “flex” employer for WSEs who may be working full or part-time for other employers but want to have an additional source of income.

3.	Cost Savings: The payroll and related costs associated with WSEs such as workers’ compensation and benefits are consolidated and charged, in effect, in conjunction with the shifters’ applicable rates of pay, allowing our clients to fund the employment related costs as the services are incurred, thereby avoiding various lump sum employment-related costs. We believe that our clients typically experience reductions in overhead costs related to HR compliance, payroll processing, WSE turnover and related costs, and elimination of non-compliance fines and related penalties, although the amount of cost savings realized varies from client to client. We exploit economies of scale in purchasing employer related solutions such as workers’ compensation and other benefits, which allows us to provide human capital services at a lower cost than we believe most businesses otherwise can typically staff a particular position.

4.	Improved human capital management: Through access to our HRIS platform and our pool of human capital, our clients can scale up or down more rapidly, making it easier for them to contain and manage operational costs. We charge a fixed percentage on wages that allows our clients to budget and plan more accurately and efficiently without worrying about missteps arising from a wide-range of legal and compliance issues for which we assume responsibility.

During Fiscal 2019, we added a scheduling component to our application that enables our clients to schedule workers and to identify shift gaps that need to be filled. We use artificial intelligence (“AI”) to maintain schedules and fulfillment, using an active methodology to engage and move people to action. Included in this scheduling component is our “shift intermediation” functionality, which is designed to enable our WSEs to receive information and accept available shift work opportunities at multiple worksite locations. Our embedded AI is designed to monitor and accelerate the matching of WSEs with gig work opportunities. Our system monitors the capabilities of each WSE based on their work experience, needs, and training and provides messaging to clients and WSEs. The system matches worker requirements such as hours, position, and pay rate with client requirements such as experience, pay offered, hours offered and both employee and employer ratings. Similar to the way gig drivers are matched with gig riders through a smartphone app, our gig client opportunities are matched with WSEs for improved open job fulfillment. We believe this job fulfillment automation, using our HRIS platform, provides real-time human capital information to our clients and is a significant product differentiation feature. We continued our customer testing efforts and rollout during Fiscal 2020 and added significant functionality to our HRIS platform through Fiscal 2021, including: (i) scheduling and time and attendance components; (ii) a “white label” customer ordering application geared to Quick Service Restaurants (“QSRs”); and (iii) customer loyalty tracking and remarketing capabilities.

Our goal is to have a mature and robust hosted cloud-based HRIS platform coupled with a seamless and technically sophisticated mobile smartphone application that will act as both a revenue generation system as well as a “viral” client acquisition engine through the combination of the scheduling, delivery, and intermediation features and interactions. We believe that once a critical mass of clients and WSEs is achieved, more shift opportunities will be created in the industries we serve. Our approach to achieving this critical mass is currently focused on our sponsorship of various SPACs, as discussed below, and supporting their efforts to build a staffing footprint in the areas they serve. We believe that our ability to enter into CSAs with the SPACs, as well as the various restaurant brands being developed under the rubric of ShiftPixy Labs upon their successful launch, will dramatically increase the reach and effectiveness of the services we provide.

We expect these initiatives to be key drivers in supplying a significant number of WSEs across a national footprint and achieving the critical mass necessary for our technology to flourish. The development and integration of these vertical markets as well as the configurations needed for bulk onboarding of WSEs was the primary focus of our technical team during Fiscal 2021.

COVID-19 Pandemic Impact

The COVID-19 pandemic has provided both business setbacks and business opportunities. Our growth trajectory was muted by the economic impacts of the COVID-19 pandemic on our core business clients, primarily restaurants and nurse staffing organizations supplying health services not related to COVID-19.

The COVID-19 pandemic has significantly impacted and delayed our expected growth, which we saw initially through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Substantially all of our billed WSEs as of February 29, 2020 worked for clients located in Southern California, and were primarily in the QSR industry. Many of these clients were required to furlough or lay off employees or, in some cases, completely shutter their operations. For our clients serviced prior to the March 2020 pandemic lockdown, we experienced an approximate 30% reduction in business levels within six weeks after the first lockdown commenced. Early in the pandemic, the combination of our sales efforts and the tools that our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, as did the fact that many of our clients received Payroll Protection Plan loans ("PPP Loans") under the CARES Act, which supported their businesses and payroll payments during in-store lockdowns. Nevertheless, during the quarter ended May 31, 2020, our WSE billings per client location decreased as many of our clients were forced to cease operations or reduce staffing. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients were located. The mercurial nature of the pandemic led to recurring lockdowns through the issuance of additional orders by state and county health authorities that yielded uneven patterns of business openings and closings throughout our clients’ markets, which also experienced significant lockdowns beginning in late November 2020 and through the year-end holiday season as a spike in COVID-19 cases was observed.

The negative impact of these lockdowns on our business and operations continued through our third quarter of Fiscal 2021 in a see-saw pattern, with some improvement observed after the removal of many restrictions in California and elsewhere from March through June 2021, only to be followed by the reimplementation of restrictions in the face of the pandemic resurgence fueled by the spread of the Delta variant of the virus. While the availability of PPP Loans to our clients mitigated the negative impact on our business during the initial stages of the pandemic, we believe that the failure of the government to renew this program exacerbated the deleterious impact of subsequent restrictions and lockdowns on our financial results for Fiscal 2021. We have observed, however, some degree of business recovery as these lockdowns have relaxed and vaccination efforts have accelerated. We believe that, to the extent that COVID-19 infection rates continue to decrease, and vaccination rates increase, governmental authorities will continue to remove restrictions, which will fuel our clients’ business recoveries.

We have also experienced increases in our workers’ compensation reserve requirements, and we expect additional workers’ compensation claims to be made by furloughed employees. We also expect additional workers’ compensation claims to be made by WSEs required to work by their employers during the COVID-19 pandemic. On May 4, 2020, the State of California indicated that workers who became ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. These additional claims, to the extent they materialize, could have a material impact on our workers’ compensation liability estimates.

Opportunity

Shortly after the beginning of the pandemic, once it became clear that the business interruption would be prolonged and more extensive than originally contemplated, our management team began to make adaptations to our business strategy to capitalize on the pandemic related disruptions and what we believed to be the opportunities that would arise during a recovery. We realized that the COVID-19 pandemic created an employment shock that required a revised strategy and opened up opportunities to capitalize on a disrupted market. Our growth initiatives were created out of the changes underway in the early part of the pandemic and included new go-to-market strategies, new financing options, and new business lines.

We see our opportunities to be multi-faceted. Our business strategy is to monetize our HRIS platform within observed and expected disruptions to the human capital market. We have designed our customer engagement to be agile in meeting the needs of a disrupted workforce and a rapidly changing work environment. The Company was founded, in part, with the goal to be properly positioned with a valuable service offering for the human capital marketplace and thereby ready to capitalize on the next wave of disruption.

According to an article from Forbes dated August 12, 2021 (“Will the Gig Economy Become The New Working-Class Norm?”), the gig economy experienced 33% growth in Calendar 2020 and is expanding much faster than the U.S. economy as a whole. It is estimated that approximately 1.1 billion on-demand gig workers exist worldwide, with two million new gig workers emerging in the United States in Calendar 2020 alone, resulting in an estimated 35% of U.S. workers currently being involved in the on-demand gig economy. Business data platform Statista predicts that, by 2027, approximately 50% of the U.S. population will have engaged in gig work. Our business strategy is geared toward attracting clients to our technology who are most likely to rely on this population of part-time, tech savvy WSEs to power their businesses.

We have observed the following pattern in the development of the gig economy over the past fifteen years:

Figure 5

Each economic crisis creates chaos and disruption along with significant opportunities once recovery ensues. Our veteran management team has observed and learned from the technological and economic trends of the past 25 years, along with the resultant changes to the human capital markets, including the dot.com bubble, post 9/11 economic shocks, and the two more recent financial crises: the 2008 “Great Recession” and the 2020 COVID-19 crisis. We observed the creation of an entirely new approach to part time “gig” work after the 2008 economic crisis with the rise of companies that eschewed the traditional employer-employee relationship in favor of an “independent contractor” model, and which primarily focused on driver and delivery services. The resultant employment opportunities typically produced lower paying jobs that required a lower level of skill and expertise, and often deprived workers of health and welfare benefits that are typical, and often required, in the traditional employer-employee relationship. We call these early gig worker companies, like Uber and Postmates, “Legacy Gig” companies, which emerged in large numbers after the Great Recession. These companies experienced significant growth within five years of the 2008 crisis by capitalizing on a combination of factors, including the economic recovery itself, the companies’ ability to find a technological solution for the desire of the workforce to find more flexible work options, and the growing proliferation and sophistication of mobile smartphones. While these Legacy Gig providers have enjoyed great success, they are now facing significant pushback from regulatory authorities from their decision to embrace the independent contractor business model, which is under attack as a means of depriving employees of significant benefits and protections while evading traditional employer tax obligations.

The lessons learned from the Legacy Gig providers and the demographic shifts underpinning their success gave rise to the founding of ShiftPixy. In 2015, our founders evaluated the Legacy Gig businesses and believed that there was a need in the marketplace for a lower wage “gig” service provider to treat its workers as employees, with all of the traditional benefits and protections that employees have historically enjoyed, while also providing the flexibility that is the hallmark of the gig economy. The ShiftPixy Ecosystem and our HRIS platform were designed and continue to be enhanced with this goal in mind. The launch of ShiftPixy in 2015 coincided with the widespread adoption of smartphones throughout the population, making the marriage of WSEs and business on a distributed network on a grand scale possible.

Our business plan at inception was premised upon our belief that gig workers would eventually migrate away from an independent contractor to a more traditional employee/employer relationship that nonetheless provides the range of flexibility and choice commonly desired by workers in the gig economy. We also recognized a gap in the marketplace where traditional HR service providers were not providing a comprehensive services suite for gig workers on a level comparable to that typically provided to higher wage or salaried employees. We also came to recognize the likelihood that governmental regulators and tax authorities would ultimately object to the prevalent use of independent contractors by private businesses as a means to avoid paying certain taxes and avoid providing traditional employment benefits to their workers, and we believe that recent actions by federal, state and local governments have proved our predictions to be accurate. Therefore, as our business plan has evolved, we have avoided an independent contractor model, which we do not believe to be sustainable, in favor of a staffing model through which we employ our clients’ WSEs and provide them with a full range of traditional benefits.

Figure 6

More recently, there have been significant workplace shocks due to the COVID-19 pandemic. Increasingly and as is well documented in news media, those companies employing lower wage employees are experiencing significantly increased employee turnover and higher recruiting costs. We believe that the broader employment marketplace is undergoing a fundamental shift towards a new “Future Gig” workplace and further believe that ShiftPixy is well positioned to capitalize on the combination of a near term economic recovery and the longer-term demographic shift of younger and lower paid workers to a temporary and flexible work environment, as was seen with the early gig service provider business models. The financial markets have already recognized this opportunity in the growth and high value of companies focusing on the higher end salary or contract employment for professionals or creative personnel (as contractors and employees) and lower pay scale workers (as contractors) as well as significant investment in third party delivery. We believe that our commitment to a full employment staffing model, through which our WSEs are provided with a range of traditional employment benefits, uniquely positions us to attract Future Gig workers to our HRIS platform and the ShiftPixy Ecosystem.

Third party delivery constitutes an important part of our overall strategy to supply our clients with highly qualified WSEs at an affordable price while allowing them to regain control over their brands. Throughout the pandemic, many of our clients were forced to cede control over their brands to large third-party delivery services such as Postmates and UberEats to ensure their survival. The result was not only a dissipation of profits, but also a loss of control over the delivery experience and, in many cases, a decline in customer loyalty and goodwill. We believe that QSRs require more control over the delivery experience to ensure their future success which, in turn, requires more flexibility that can only be achieved through digital engagement. Our technology platform is designed with this goal in mind, focusing on real-time business intelligence for human capital while also providing additional key data capture that is critical to QSR success.

We also have observed the substantial investment that has been made in “ghost” kitchens, which is causing significant changes to the restaurant industry. Ghost kitchens, or cooking facilities that produce food only for delivery with no dine-in or customer facing areas, could create a $1 trillion global opportunity by 2030, according to a Euromonitor virtual webinar presented by Euromonitor’s Global Food and Beverage Lead Michael Schaefer. The firm predicts cheaper, faster and more reliable delivery could help this segment capture 50% of drive-thru service ($75 billion), 50% of takeaway foodservice ($250 billion), 35% of ready meals ($40 billion), 30% of packaged cooking ingredients ($100 billion), 25% of dine-in foodservice ($450 billion), and 15% of packaged snacks ($125 billion). We believe that our existing relationships with QSRs provide us with unique insight into the vulnerabilities and opportunities created by this third party consumer disruption, and the primary work of ShiftPixy Labs is devoted to maximizing the monetization of this disruption through the creation and optimization of new vertical markets and opportunities, with the goal of creating additional shareholder value.

We believe that the combination of these demographic shifts, marketplace upheaval, and the COVID-19 pandemic’s impact on how workers find work and employers seek WSEs creates a multitude of opportunities for companies like ShiftPixy. We anticipate that a second generation of gig employment companies that are utilizing lower wage employees will experience rapid growth within three years following the end of the COVID-19 economic crisis. We also believe that the innovations occurring within the restaurant industry will dramatically change the way restaurants operate. We have designed our business strategy to this end and believe that our HRIS platform is well positioned for the rapid growth that we expect as we meet these changes within the marketplaces we serve.

Markets and Marketing

Overview

Our products and services are designed primarily to help small and medium sized businesses thrive in the gig economy by providing a cost-effective, legally compliant means to fulfill their staffing needs. As noted above, the worldwide trend toward a gig economy has been fueled largely by the widespread adoption of smartphones, which provide the technological means for remote office workers to move away from the traditional centralized workplace. Indeed, according to a March 2021 Statista article, over 95 % of 18 to 30 year-old workers use a smartphone. This, in turn, has led to a significant disruption of the traditional employer-employee relationship, with supply management firm Ardent Partners reporting as far back as 2016 that nearly 42% of the world’s total workforce was considered “non-employee”, which includes temporary staff, gig workers, freelancers, and independent contractors.

We have designed our mobile application to take full advantage of this fundamental shift to the gig economy, which has been fueled by the near universal adoption of smartphones. Our initial marketing efforts focused on small and medium sized businesses struggling to find and maintain workers in the gig economy. In particular, we have targeted the restaurant and hospitality industries, which are characterized by high turnover and often use independent contractors to perform less than full-time gig engagements, primarily in the form of shift work. A significant problem for these businesses, along with many others in a wide variety of industries, involves compliance with employment related regulations imposed by federal, state and local governments. Requirements associated with workers’ compensation insurance, and other traditional employment compliance issues, including the employer mandate provisions of the ACA, create compliance challenges and increased costs. The compliance challenges are often complicated by “workaround” solutions to which many employers resort to avoid characterizing employees as “full-time” in an often futile attempt to avoid fines and penalties.

We believe that our services and HRIS platform provide a cost-effective, fully compliant solution for small businesses facing increasingly complex regulations and related litigation governing the classification and use of independent contractors. Recently in California, where most of our WSEs currently reside, legislation was passed that defines gig workers employed by Legacy Gig companies such as Lyft and Uber as employees rather than independent contractors, which we believe was a direct governmental response to a considerable loss of tax revenue derived from categorizing these WSEs as independent contractors. In November 2020, California voters passed Proposition 22, which nominally had the effect of repealing this legislation and restoring independent contractor status with respect to “app-based drivers.” Nevertheless, Proposition 22 also instituted various labor and wage policies that are specific to app-based drivers and their employers that do not apply to other independent contractors, including: (i) minimum wage requirements; (ii) working hours limitations; (iii) requiring companies to pay healthcare subsidies under certain circumstances; and (iv) requiring companies to provide or make available occupational accident insurance and accidental death insurance to their app-based drivers. We believe that there is an increasing likelihood that other states and municipalities will impose similar mandates in the near future, which will likely include, at a minimum, wage and benefit provisions similar to those guaranteed by Proposition 22.

Figure 7

Source: 11th Annual State of Independence in America, Data Highlights & Preview | August 2021 MBO Partners

Prior Focus and Marketing Efforts

Our business model provides a solution to this likely regulatory change by absorbing workers for these types of gig economy companies as our employees, significantly limiting the risk of litigation, fines and other related issues. Our early market focus was on the food service and hospitality industries, based primarily upon our understanding of the issues and challenges facing QSRs. Some of the key features incorporated in our mobile smartphone application to address these challenges include: (i) scheduling and intermediation functionality, which is designed to enhance the client’s experience through easy WSE scheduling and reducing turnover impact, and (ii) delivery functionality, which is designed to increase revenues through “in house” delivery fulfillment, thereby reducing delivery costs while creating a better customer experience and elevated engagement.

One of the most recent significant developments in the food and hospitality industry has been the rapid rise of third party restaurant delivery Legacy Gig providers such as Uber EatsTM, GrubHubTM, and DoorDashTM. These providers have facilitated an increase in QSR sales in many local markets by providing food delivery to a wide-scale audience using independent contractor delivery drivers. Nevertheless, we have observed two significant issues negatively impacting our clients as a result of their increased reliance upon third party delivery providers that have been widely reported. The first issue is the large revenue share typically being paid to third-party delivery providers as delivery fees. These additional costs erode QSR profits that would otherwise be generated by additional sales made through the delivery channel. The second issue is that our QSR clients have encountered logistical problems with food deliveries, including late deliveries, cold food, missing accessories, and unfriendly delivery people. This has caused significant “brand erosion”, causing these clients to reconsider third-party delivery.

While some larger chain restaurants have mitigated these additional costs and risks by moving to either a centralized food fulfillment center (commissary) or a “ghost” kitchen solution for their third party delivery system, our clients typically lack the resources to follow this example. Our ShiftPixy Labs growth initiative, (described in more detail, below), focuses on addressing this issue for these smaller QSR operators through the use of our technology. Our HRIS platform allows our QSR clients to manage food deliveries in a cost-effective manner by using their own WSEs, (for whom we serve as the legal employer), through a customized “white label” mobile application. Our delivery feature links this “white label” delivery ordering system to our delivery solution, thereby freeing our clients to showcase their brands throughout the mobile ordering process while retaining back-office delivery functionality on a par with that offered by the Legacy Gig providers, including scheduling, ordering, and delivery status pushed to a customer’s smart phone. The first development phase of this aspect of our platform focused on driver onboarding functionality, which we completed during our fiscal year ended August 31, 2019 (“Fiscal 2019”). Additional features currently under development or already implemented allow us to “micro meter” the essential commercial insurance coverages required by our operator clients on a delivery-by-delivery basis (workers’ compensation and auto coverages), thereby overcoming a significant obstacle encountered by QSRs seeking to provide their own delivery services without relying on a Legacy Gig provider.

Our technology platform and approach to human capital management also provides a unique window into the daily demands of QSR operators, giving us the ability to extend our technology and engagement to optimize this self-delivery proposition. We expect our most recent enhancements to our driver management layer for operators in the ShiftPixy Ecosystem to allow our clients to use their own team members to control the delivery process from start to finish, yielding a more positive customer experience. We believe that our mobile application already provides the HR compliance, management and insurance solutions necessary to support a delivery option and create a turnkey self-delivery opportunity for the individual QSR operator.

The impact of the COVID-19 pandemic on our marketing efforts, along with its broader impact on the gig economy, appears to be mixed. According to a recent report issued by AppJobs through its Future Work Institute, the pandemic has fueled an increase in global demand for remote services such as delivery, online surveys and market research, while the demand for positions requiring entry into the home, such as house-sitting, babysitting and cleaning, has declined by 36%. Our experience with the bulk of our clients during the height of the pandemic largely confirms this research. Specifically, we observed a significant decline in our food and hospitality billed WSEs located in our Southern California markets during mid-March 2020, which coincided with the shutdown of many of our QSR clients’ dining locations. We began to experience some recovery in early May 2020, as various lockdown measures were relaxed and many restaurant operators created “work-around” solutions to new health and safety regulations, including improved takeout and delivery, as well as limited in-person dining. The reimplementation of lockdowns from November 2020 through February 2021 negatively impacted our WSE billings, although this was tempered somewhat by the receipt of COVID-19 related government payments such as the PPP Loan program. As of August 31, 2021, we still have not seen full recovery and it is clear to us that the commercial landscape in the restaurant industry has moved towards an increase in restaurant delivered meals compared to in-person dining. Our ShiftPixy Labs initiative is largely designed to address this shift in demand.

We believe that our HRIS platform provides long-term benefits to our clients that will outlast the COVID-19 pandemic. We do not believe that the post-pandemic employment environment will decrease the migration of workers towards a gig economy, and we expect that the demand for services that match those workers with gig opportunities will continue to increase.

Figure 8

Market expansion

We view our ability to capture and utilize information pertaining to our target demographic to be integral to our future expansion and revenue growth. Although our clients were principally concentrated in Southern California as of the end of Fiscal 2021, we believe that our ShiftPixy Labs initiatives and our SPAC sponsorship activities have the potential, if successful, to result in the addition of a significant number of WSEs to the ShiftPixy ecosystem, covering a truly national footprint. Our current technology efforts are devoted to ensuring that our HRIS platform has the capacity to take full advantage of this projected future growth, which we believe is likely to result from the following factors:

1.	Large Potential Markets.

Restaurant and Hospitality: Current statistics show that there are over 15.1 million WSEs in the restaurant and hospitality industries – representing over $300 billion of annual revenues – who are overwhelmingly working on a part-time basis. At our current monetization rate per WSE, this represents an annual gig economy revenue opportunity of over $9 billion per year for the United States. We believe that our ShiftPixy Labs initiative will position us to take full advantage of growth opportunities within this industry segment.

Light Industrial Staffing: We project a target market approximating annual revenues $35 billion in North America derived from light industrial staffing, approximately 50% of which is currently consolidated in ten larger companies, with the remainder divided amongst a multitude of smaller, regional entities. We believe that if our sponsored SPAC, Industrial Human Capital, Inc. (NYSE:AXH/U) (“IHC”), is successful in completing its initial business combination and implementing its business plan, then it will be a significant player in the light industrial staffing space with a nationwide footprint. We further believe that, if we are successful in entering into one or more CSAs with IHC, the resulting relationship will provide a nationwide outlet for our HRIS platform that will extend our geographic footprint dramatically, which in turn should result in significant increases to our revenues and earnings.

Other Industries: Our present intention is to expand both our geographic footprint and our service offerings into other industries as well, particularly where part-time work is a significant component of the applicable labor force, including the retail, healthcare and technology sectors. We believe that our SPAC sponsorship activities, if successful, will facilitate these efforts.

2.	Rapid Rise of Independent Workers. According to a recent study by Statista, the number of independent workers in the United States continues to increase significantly, regardless of the frequency of work. During Calendar 2021, there were approximately 23.9 million occasional independent workers in the United States, representing an increase from 12.9 million occasional independent workers estimated in Calendar 2017. We do not expect this shift to independent workers to change materially as a result of the COVID-19 pandemic.

3.	Technology Affecting Attitudes towards Employment Related Engagements. Gig economy platforms have changed the way that part-time and non-traditional WSEs identify and connect to work opportunities through the use of smartphone technology. Many demographic groups, including millennials, have embraced this technology as a means to secure short-term employment related engagements, as evidenced by the widespread adoption of smartphones. We believe that this demographic trend represents the “last mile” enabling technology solutions such as ours to provide superior worker engagement in the gig economy.

4.	Our Mobile Application is Designed to Provide Additional Benefits to Employers and Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. Mindful that we anticipate most of our shifters will be millennials who connect with the outside world primarily through a mobile device, we are poised to significantly expand our business through our mobile application. Our mobile application is a proprietary application downloaded to mobile devices, allowing our shifters to access shift work opportunities at all of our clients, not just their current restaurant or hospitality provider. Our intermediation feature, which we anticipate being widely available in the near future, will also allow WSEs to access opportunities across our entire client platform.

Figure 9

Growth Initiatives

Our recent growth initiatives incorporate lessons learned from the COVID-19 pandemic, and are designed to utilize our technology in a manner that maximizes growth and profitability. The ultimate success of our business model depends upon the entry of significant numbers of WSEs into the ShiftPixy Ecosystem through placement on our HRIS platform. The effectiveness of this platform however, depends upon substantial cash flows to support our existing operating structure and ensure that our technology is sufficiently advanced to support our business model.

As our client acquisitions slowed during the height of the pandemic in Calendar 2020, we began to re-evaluate our customer acquisition and revenue growth strategies and to identify opportunities arising from the pandemic disruption, which we view as similar in scale and scope to the disruption observed after the 2008 financial crisis that gave rise to the first gig economy businesses. Our response has been to pursue two complementary alternatives to organic growth that we believe will create additional shareholder value without significant shareholder equity dilution: (i) sponsorship of SPACs, including IHC; and (ii) development of ShiftPixy Labs.

Sponsorship of Special Purpose Acquisition Companies (“SPACs”)

In early Fiscal 2021, we evaluated our growth prospects in relation to management’s experience and understanding of various segments of the staffing industry and identified several significant trends. First, we noted that certain segments of the staffing industry were highly fragmented, characterized by small businesses with limited access to advanced technology that could fuel substantial revenue and earnings growth. Second, we recognized that direct access to our HRIS platform and associated technology was likely to have a material positive impact on these companies’ financial results. Third, we determined that combining a group of these companies into a combined entity could yield a superior staffing provider with a truly national footprint, especially if it availed itself of the services offered by ShiftPixy. We also determined that the benefits arising from consolidation and access to our technology would be even more greatly enhanced through access to workers’ compensation and other insurance products at favorable rates typically obtainable by larger entities. We also recognized that our ability to enter into a comprehensive CSA with such a “roll-up” entity could fuel ShiftPixy’s expansion by providing critical mass for the ShiftPixy Ecosystem and broad access to our HRIS platform, which had the potential to generate a significant increase in revenues and profits. After consulting with outside experts, we determined that the best way to accomplish these ends was through the sponsorship of a series of special purpose acquisition companies, or “SPACs”.

Accordingly, on April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPAC initial public offerings. The registration statement and prospectus relating to the initial public offering (“IPO”) of one of these SPACs, IHC, was declared effective by the SEC on October 19, 2021 and IHC units, consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the New York Stock Exchange on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IPO, we purchased, through Investments, 4,639,102 private placement warrants ("placement warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102. IHC currently intends to use the proceeds of the IHC IPO to acquire companies in the light industrial segment of the staffing industry, and our goal is to enter into one or more CSAs with IHC following its initial business combination ("IBC"). Immediately following the IHC IPO, IHC began to evaluate acquisition candidates. IHC’s goal is to complete its IBC within one year of the IHC IPO.

We currently anticipate that two of our remaining sponsored SPACs, Vital Human Capital, Inc. (“Vital”), and TechStackery, Inc. (“TechStackery”), will seek to raise approximately $100 million each in capital investment to acquire companies in the healthcare and technology segments of the staffing industry, respectively. We expect that our other remaining sponsored SPAC, Firemark Global Capital, Inc. (“Firemark”), will seek to raise approximately $100 million in capital investment to acquire one or more insurance entities to provide workers’ compensation and related insurance products. We currently own, through Investments, approximately 15% of the issued and outstanding stock of IHC, and we expect to own approximately 15% of each of the other SPACs upon the consummation of the SPAC IPOs. Assuming that the IPOs of each of the remaining SPACs are consummated pursuant to the same pricing terms of the IHC IPO, we expect to invest, through Investments, an aggregate amount of $17,531,408 in the SPACs (or up to $18,656,408 if the over-allotment option of each SPAC is exercised in full) through the purchase of placement warrants in addition to our initial $25,000 investment for the purchase of our founder shares in each SPAC. These investment amounts set forth above do not include loans that we may extend to each SPAC in an amount not to exceed $500,000 individually, (or $2 million in the aggregate), in our role as sponsor for the purpose of funding various organizational expenses of the SPACs.

We expect each SPAC to operate as a separately managed, publicly traded entity following the completion of their respective IBCs, or “De-SPAC”. We anticipate entering into service agreements with each of the staffing entities that will allow them to participate in our HRIS platform. We also expect to facilitate the procurement of workers’ compensation, personal liability, and other similar insurance products for these staffing entities through our anticipated relationship with Firemark, assuming that it is able to consummate its IPO and complete the De-SPAC process successfully.

We believe that our sponsorships of the SPACs focusing upon IBCs within the staffing industry have the potential to generate significant revenues and earnings for us, while also supporting a favorable business model for these SPACs. Similarly, we believe that Firemark has the potential to benefit from a relationship with us through both business referrals and licensed access to our technology, which should provide the means to expand its business in a profitable manner if and when it becomes operational.

ShiftPixy Labs

On July 29, 2020, we announced the launch of ShiftPixy Labs, which includes the development of ghost kitchens in conjunction with our wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, we intend to bring various food delivery concepts to market that will combine with our HRIS platform to create an easily replicated, comprehensive food preparation and delivery solution. The initial phase of this initiative is being implemented in our dedicated showcase kitchen facility located in close proximity to our Miami headquarters, which we are already showcasing through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

The idea of ShiftPixy Labs originated from discussions with our restaurant clients, combined with our observations of industry trends that appear to have accelerated during the pandemic. Beginning in Calendar 2020, we recognized a significant uptick in the use of mobile applications to order take-out food either for individual pickup or third-party delivery, which grew even more dramatically as the pandemic took hold. Not surprisingly, the establishment of fulfillment kitchens for third party delivery also spread rapidly during this time period, initially among national fast food franchise chains but then among smaller QSRs.

The migration towards a ghost kitchen delivery solution appears to have followed a two-step process. Initially, the increased demand for third party delivery allowed restaurants to utilize existing physical locations that would otherwise have been closed due to COVID-19 lockdowns and restrictions. This evolved into the deployment of centralized ghost kitchen facilities by certain “early adopter” companies once they observed a critical mass of order flow. This more centralized fulfillment option results in more economical bulk purchasing, reduced food spoilage, lower overhead, and better and more automated order completion flow. These improved economies of scale typically translate to significant cost reductions to operators compared to the traditional “in-person” restaurant locations, typically located in more expensive real estate locations.

We believe that the restaurant industry is in the midst of a food fulfillment paradigm shift that will ultimately result in the widespread use of “ghost kitchens” in a shared environment. Similar to shared office work locations, a shared kitchen can provide significant cost efficiencies and savings compared to the cost of operating multiple retail restaurant locations. Coupled with ShiftPixy’s technology stack, which includes order delivery and dispatch, we believe that the ghost kitchen solutions that emerge from ShiftPixy Labs will provide a robust and effective delivery order fulfillment option for our clients.

We have also observed the growing impact of social media platforms over the past five years, a trend which has accelerated through the pandemic. As this trend has gained steam, many social media influencers have successfully capitalized on their popularity by establishing new business concepts in a variety of industries, including within the QSR space. Some of these restaurants are identified as “virtual” restaurants with delivery-only service fulfilled by centralized ghost kitchens. We intend to capitalize on this trend by creating an extensive social media presence for ShiftPixy Labs.

Many restaurant entrepreneurs have also become successful during the pandemic by moving outside through the use of mobile food trucks, which can be used as a launching point for restaurants and ultimately expanded to traditional indoor dining locations. We have researched this phenomenon and, coupled with our experience in the restaurant industry, believe a significant business opportunity exists to assist with the fulfillment of new restaurant ideas and rapidly expand those ideas across a broad geographic footprint utilizing centralized ghost kitchen fulfillment centers. Again, we believe that ShiftPixy Labs will provide solutions that will facilitate the rapid growth of these new businesses, through a combination of centralized ghost kitchens and an available pool of human capital resources provided through our HRIS platform, as well as through other business assistance provided by our management team.

During Fiscal 2020, we established an industrial facility in Miami that we expect to be fully completed and operational shortly. We are equipping this facility with ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells. We expect this facility, upon completion, to function as a state of the art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to ShiftPixy in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, HRIS platform, and other human capital services. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to ShiftPixy in the future.

We may also take equity stakes in various branded restaurants that we develop and operate with our partners through ShiftPixy Labs. Such ownership interests will be held to the extent that it is consistent with our continued existence as an operating company, and to the extent that we believe such ownership interests have the potential to create significant value for our shareholders.

Competition

We have two primary sources of competition. Competitors to our gig business model include businesses such as Upworks, ShiftGig, Instawork, Snag, Jobletics and other comparable businesses that seek to arrange short-term work assignments for both employees and independent contractors. Competitors to our HRIS platform include businesses such as True Blue, Inc., Kelly Services, ManpowerGroup, and Barrett Business Services, which provide human resource software solutions.

We believe our service offerings compete effectively based on our strategy of combining an ecosystem of employment services with the individualized ability to link trained workers to specific shift-work opportunities and by providing additional work opportunities, as well as facilitating procurement of low-cost workers’ compensation insurance for our clients.

Governmental Regulation

Our business operates in an environment that is affected by numerous and complex federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes. Further, many jurisdictions have adopted laws or regulations regarding the licensure, registration or certifications of organizations that engage in co-employer relationships. While we do not believe that our business model generally falls within the co-employer framework, it is possible that we could become subject to such laws and regulations if we are deemed to have entered into such relationships with regard to employees providing services in the jurisdictions where such laws and regulations apply.

Additionally, due to the COVID-19 pandemic, government agencies have declared a state of emergency in the U.S., and some have restricted movement, required restaurant, bar and hotel closures, advised people not to visit restaurants or bars, and otherwise restricted non-essential travel. In some jurisdictions, people have been instructed to shelter in place to reduce the spread of COVID-19, in response to which restaurants have temporarily closed and have shifted operations at others to provide only take-out and delivery service. While many of these restrictions have now been lifted, there is no guarantee that they will not be reimposed should there be a resurgence in the virus, or as a result of some other public health emergency.

The following summarizes what we believe are currently the most important legal and regulatory aspects of our business:

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

Affordable Care Act and Health Care Reform

The ACA was signed into law in March 2010. The ACA implemented substantial health care reforms with staggered effective dates continuing through Calendar 2020, and many of its provisions require the issuance of additional guidance from applicable federal government agencies and the states. There could be significant changes to the ACA and health care in general, including the potential modification, amendment or repeal of the ACA. For additional information on the ACA and its impact on our business and results of operations, refer to the section entitled “Risk Factors,” under the heading, “Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our marketing plan as well as our reputation, results of operations or financial condition, or have other adverse consequences.” The Tax Cuts and Jobs Act of 2017 effectively eliminated the individual mandate provisions of the ACA, beginning in 2019.

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

State Regulations

Many states have adopted provisions for licensure, registration, certification or other formal recognition of co-employers. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of a co-employer, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state laws. While we believe that our current business primarily falls outside the scope of these laws and regulations, it is possible that regulatory authorities could determine that our activities come under this regulatory framework to some extent. In addition, many state laws require guarantees by us of the activities of our wholly-owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), and in some states we may seek licensure, registration or certification, as applicable, together with our subsidiary, HCM, because the financials for both organizations are consolidated. We believe that we are in compliance in all material respects with the requirements in the states where we are conducting business.

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

We are also subject to Federal and state laws and regulations regarding privacy and information security. For example, the California Consumer Privacy Act of 2018, (the “CCPA”, which went into effect on January 1, 2020), affords consumers expanded privacy protections, including individual rights to access, to require deletion of personal information, to opt out of certain personal information sharing, and to receive detailed information about how personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. There are also a number of other pending state privacy laws that contain similar provisions to the CCPA with which we must comply and which, in some cases, may prescribe stricter and potentially conflicting requirements.

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

Human Capital

As of August 31, 2021, we employed 77 people on a full-time basis in our corporate offices, and we served approximately 3,000 active, paid WSEs with an additional 38,000 inactive WSEs included within the ShiftPixy Ecosystem through our HRIS platform.

Diversity and Inclusion

We maintain a diverse and inclusive workforce in our corporate offices, and we encourage our clients to embrace similar practices. Approximately 35% of our corporate employees are women, (including, effective January 1, 2022, our recently named Chief Operating Officer, Amanda Murphy, who is a member of our board of directors), and our Chief Marketing Officer, Amy Wang), and approximately 43% of our corporate employees are non-white. We encourage our clients to employ the same practices that we use to ensure diversity in the workplace, which has resulted in an extremely diverse WSE population, 79% of whom are women and 90% of whom are non-white. Our efforts include the preparation and distribution of employee manuals internally and to our clients that fully incorporate diversity and inclusion best practices, as well as implementation of robust training programs that we believe to be most effective in eliminating and preventing harassment, bullying and bias in the workplace.

Workforce Compensation and Pay Equity

We provide robust compensation and benefits programs to help meet the needs of our corporate employees, and we also provide the means for our clients to provide similar benefits to their WSEs, many of which have traditionally been unavailable to gig workers and others filling lower wage positions. We provide our corporate employees with highly competitive salaries, as well a 401(k) Plan, healthcare and insurance benefits, paid time off, and family leave. We also provide all of our corporate employees with targeted equity-based grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from the Company’s growth and profitability.

We also believe that adoption of the ShiftPixy HRIS platform by our clients has had, and will continue to have, far-reaching effects in bringing pay equity to historically lower wage positions, by harnessing the power of the internet-driven gig economy to provide WSEs the ability and freedom to find the best work opportunities available. The cost efficiencies our clients realize though adoption of the ShiftPixy technology platform, in our opinion, provides the means for them not only to pay higher wages, but also to provide substantial employment benefits not often available to lower wage workers in the modern economy, including access to healthcare and insurance benefits and 401(k) Plans.

Talent Acquisition and Retention

We continually monitor corporate employee turnover rates and those of our clients, as we firmly believe that our success and that of our business partners depends upon retaining highly trained and dedicated team members. We are convinced that our philosophy of providing highly competitive compensation, along with significant opportunities for career growth and development opportunities, encourages longer employment tenure and low levels of voluntary turnover. Given our limited operating history and significant rate of growth, we are not currently able to produce meaningful statistics related to corporate employee turnover and tenure on a macro level, but based on feedback we receive both informally and through periodic formal reviews and evaluations, we believe that our relationship with our corporate employees is excellent.

Company Culture

We expect all of our corporate employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance, and inclusivity, and encourage our clients to demand the same from WSEs. Our Corporate Employee Manual, and those employee manuals that we provide to our clients, set forth detailed provisions reflecting these values, and provide direction for registering complaints, (including through an anonymous hotline jointly administered by our General Counsel and the Chair of our Audit Committee), in the event of violations of our policies. Our executive officers and supervisors maintain “open door” policies, and we encourage our clients to do the same. Any form of retaliation is strictly prohibited.

Development and Training

We invest significant resources in developing and retaining the talent needed to achieve our business goals. We maintain a relatively “flat” corporate organizational structure, whereby our employees benefit from training and mentoring by individuals filling a variety of different functions within ShiftPixy, and we encourage our clients to follow our example. We believe that this highly dynamic environment provides the hands-on training necessary for our corporate employees and WSEs to achieve their career goals, build necessary skills, and advance within their fields.

Oversight and Governance

Our board of directors takes an active role in overseeing our corporate ethics as well as the management of our human capital, which includes reviewing, approving, and implementing policies and procedures governing the administration of the workplace, such as policies related to potential conflicts of interest, compensation, ethics, and elimination of workplace bias and harassment. Our Director of Operations, Ms. Murphy, who is also a member of our board of directors, (and who, effective January 1, 2022, will become our Chief Operating Officer), has been employed by the Company since its inception, and is responsible for the day-to-day administration of these policies and procedures, receiving input and assistance from the Company’s General Counsel as necessary and appropriate. Both our Director of Operations and General Counsel regularly report to our board of directors on issues relate to corporate oversight and governance.

Employee Engagement and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our corporate employees, and we encourage our clients to make this a priority for their WSEs. We provide our corporate employees, and facilitate our clients providing WSEs with a wide range of benefits, including benefits directed to their health, safety and long-term financial security. This includes taking whatever measures remain necessary in response to the COVID-19 pandemic that we determine to be in the best interests of our corporate employees and our client’s WSEs, as well as the communities in which we operate, and which comply with government regulations.

Workers’ Compensation Insurance

During Fiscal 2021, the Company made a strategic decision to change its approach to securing workers’ compensation coverage for our clients. This was primarily due to rapidly increasing loss development factors stemming in part from the COVID-19 pandemic. The combination of increased claims from WSEs, the inability of WSEs to obtain employment quickly and return to work after injury claims, and increasing loss development factor rates from our insurance and reinsurance carriers resulted in significantly larger potential loss exposures, claims payments, and additional expense accruals. Starting on January 1, 2021, we began to migrate our clients to our new direct cost program, which we believe significantly limits our claims exposure. Effective March 1, 2021, all of our clients had migrated to the direct cost program.

For Fiscal 2021, we recorded under cost of sales approximately $1.9 million of expense for claims estimate increases relating primarily to activity for Calendar 2020. This claims estimate is the subject of ongoing litigation with our former workers’ compensation insurance provider, Sunz, as described in Note 16, Contingencies, to the consolidated financial statements accompanying this Form 10-K. We are currently re-evaluating the workers’ compensation liability estimates under our legacy Sunz and Everest programs, with a primary focus on the basis for historical estimated loss development factors.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, we entered into an asset purchase agreement (the “Vensure APA”) with Shiftable HR Acquisition, LLC (“Shiftable”), a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure Services”). (Unless otherwise indicated, Shiftable and Vensure Services are collectively referred to herein as “Vensure”). Pursuant to the Vensure APA, we assigned to Vensure client contracts representing approximately 88% of our quarterly revenue as of November 30, 2019, (including 100% of our existing professional employer organization (“PEO”) business as of December 31, 2019), and also transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts, in return for gross proceeds of $19.2 million. We received $9.7 million in cash from Vensure at the closing of the transaction, and were supposed to receive an additional $9.5 million in equal monthly payments over the next four years, subject to various adjustments set forth in the Vensure APA. As described in more detail below in the notes to the accompanying financial statements, (specifically, Note 5, Accounts Receivable, and Note 16, Contingencies), Vensure has failed to uphold its payment obligations under the Vensure APA, and the parties are now engaged in litigation regarding the amounts owed, which is pending in the Delaware Chancery Court.

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

Summary of Material Risk Factors

▪	We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of future performance.

▪	The COVID-19 pandemic, or another widespread public health epidemic, catastrophic or geopolitical event, might create additional liabilities, risks and exposures which could negatively impact our current business, growth prospects and cash flows, and future profitability.

▪	We maintain limited self-insurance for workers’ compensation services that we provide to our clients.

▪	There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.

▪	Our success depends on adoption of our products and services by our various types of customers.

▪	We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.

▪	We operate in an immature and rapidly evolving industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects. We face intense competition across all markets for our services, which may lead to lower revenue or operating margins. Our targeted customer base is diverse, and we face a challenge in meeting each group’s needs.

▪	Providing specialized Gig Economy oriented staffing management products and services is an emerging yet competitive business, and many of our competitors have greater resources that may enable them to compete more effectively.

▪	We have claims and lawsuits against us that may result in adverse outcomes.

▪	We have identified material weaknesses in our internal control over financial reporting.

▪	If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.

▪	We may be subject to penalties and interest payable on taxes as a result of data entry in our software or manual error.

▪	Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.

▪	Our sponsorship of various SPACs requires significant capital deployment, entails certain risks and may not be successful, which would likely have a material adverse effect on our future expansion, revenues, and profits. Further, certain of our officers and directors also serve as officers and directors of the SPACs, which could give rise to conflicts of interest.

▪	We may never successfully commercialize ShiftPixy Labs.

▪	We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Because we store data in the cloud with providers such as Microsoft and Amazon, any disruptions in our ability to access this data or any breach of security concerning this data in the cloud could have a materially adverse effect.

▪	Software products we use in our business may contain defects which will make it more difficult for us to establish and maintain customers.

▪	If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced.

▪	We may not be able to protect our source code from copying in the event of an unauthorized disclosure.

▪	We intend to use open source blockchain technology in our technology platform, which has been scrutinized by regulatory agencies and may be impacted by unfavorable regulatory action.

▪	We use and leverage open source technology in our technology platform which may create security risks.

▪	We depend heavily on Scott W. Absher, who is our Board Chair, Chief Executive Officer and largest shareholder. The loss of his services could harm our prospects, and our ability to implement successfully our business plan.

▪	If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

▪	We are in the business of providing WSEs to our clients. As such we have been sued for claims resulting from action by or against our WSEs, including California Private Attorney General’s Act claims, and are likely to be subject to such claims in the future, which may require significant capital to defend.

▪	Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our business.

▪	Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.

▪	Laws related to the classification of gig economy workers are changing, and we may be subject to state and local regulations impacting how we classify our workers.

▪	Our common stock is thinly traded, which can cause volatility in its price. If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

▪	A controlling interest in our common stock is closely held by our Board Chair and CEO, Mr. Absher, which may limit minority shareholders from influencing corporate governance.

▪	We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Risks Relating to Our Business

We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We are an emerging business and are in the process of developing our products and services. We have been in business since July 2015. Although our continuing business processed gross billings of over $79 million and $66 million for Fiscal 2021 and Fiscal 2020, respectively, it is still difficult, if not impossible, to forecast our future results based upon our limited historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.

There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing.

Although we closed multiple public offerings and private placements both during and shortly after the close of Fiscal 2021, we currently have no binding agreements, commitments or understandings to secure additional financing at this time. We also have no binding agreements, commitments or understandings to acquire any other businesses or assets aside from our financial commitments to our sponsored SPACs, as detailed below. Our long-term future growth and success, including implementation of our growth initiatives such as SPAC sponsorships and development of ShiftPixy Labs, as described above, are dependent not only upon our ability to generate cash from operating activities but also our ability to raise additional capital. Nevertheless, there is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash through any of these avenues could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.

The COVID-19 pandemic might create additional liabilities, risks and exposures that could negatively impact our current business, growth prospects and cash flows, and future profitability, while also requiring us to increase our workers’ compensation reserve to protect against additional liabilities, all of which could negatively impact our ability to raise additional capital.

The effects of the COVID-19 pandemic are ongoing, and our business has been significantly impacted as a result. Most of our current clients are situated in the restaurant and hospitality business sector and concentrated in Southern California. The vast majority of these clients were negatively impacted by the lockdown measures imposed in the State of California starting in March 2020, and continuing to some extent through much of Fiscal 2021. Although lockdown measures were relaxed somewhat throughout Southern California during spring 2021, as the worst of the pandemic receded, new virus variants have recently surfaced which raise the possibility of new lockdowns and restrictions throughout California and elsewhere. As long as these directives remain in place, they are likely to negatively impact our clients’ businesses and operations, which, in turn, will likely have a negative impact on our business prospects and operating results. As we expand our business into new geographic areas, and seek to enlist clients outside of the QSR and hospitality industries, we may encounter similar financial obstacles resulting from the spread of COVID-19 variants and resulting governmental regulations or restrictions that negatively impact these areas of business focus.

Further, until March 2021, our workers’ compensation policy was a self-insurance policy with a limited liability cap of $500,000. In March 2020, the Governor of the State of California issued Executive Order N-62-20, which creates a rebuttable presumption for workers’ compensation claims that an employee’s COVID-19 related illness arose out of the course of their employment if (i) such infection occurred between March 19 and July 5, 2020, and (ii) the employee was diagnosed with COVID-19 or tested positive within 14 days after performing work for the employer at a location other than the employee’s home. While we have not experienced any such claims to date, our workers’ compensation rates have increased significantly since the beginning of the pandemic. We have also increased our workers’ compensation reserve estimates for Fiscal 2021, and we continue to closely monitor all workers’ compensation claims made during the COVID-19 pandemic. While we believe that the steps we have taken are sufficient to protect against materially increased levels of workers’ compensation claims related to the pandemic, there can be no guarantee that this will be the case, or that our premium collections will be sufficient to offset our liabilities and achieve profitability should such an increase in claims materialize in the future.

We maintain limited self-insurance for the workers’ compensation services that we provide to our clients. If we experience claims in excess of our collected premiums, we might incur additional losses, higher costs, and reduced margins, resulting in a need for more liquidity.

We are responsible for and pay workers’ compensation costs for our WSEs. Until March 1, 2021, we self-insured for up to $500,000 per occurrence and we purchased reinsurance for claims in excess of $500,000. After March 1, 2021, our workers’ compensation coverage moved to a prepaid premium model that does not require us to record additional reserves. Our workers’ compensation billings are designed to cover expected claims based on insurance annuity calculations. These calculations are based on our claims experienced during our limited operating history. At times, these costs have risen substantially as a result of increased claims and claim trends, general economic conditions, changes in business mix, increases in healthcare costs, and government regulations. Although we carry insurance and believe that we currently have reserves sufficient to insulate us against projected losses, any unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation, could result in us exceeding these projections. If future claims-related liabilities increase due to unforeseen circumstances, or if new laws, rules, or regulations are implemented, costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

Our business, results of operations and financial condition have been and will likely continue to be materially adversely impacted in the event of a widespread public health epidemic, including the recent COVID-19 outbreak.

Our business, results of operations and financial condition have been, and will likely continue to be, materially adversely affected by any widespread public health epidemics, such as the COVID-19 outbreak first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. Potential impacts of the spread of COVID-19 include disruptions or restrictions on our employees’ and WSEs’ ability to travel, and temporary closures of our clients’ facilities. For example, many of our WSEs perform services in the restaurant and hospitality industries, which have experienced significant declines in traffic since early March 2020. Various states and municipalities throughout the United States have since declared a state of emergency and imposed substantial restrictions on movement, required restaurants, bars and hotels to close, and advised people not to patronize restaurants or bars or otherwise engage in non-essential travel. In some areas, residents have been instructed to shelter in place to reduce the spread of COVID-19, resulting in many restaurants either closing or limiting their operations to take-out and delivery service. Given that most of our clients are businesses in the hospitality and restaurant industries, our results of operations are likely to continue to be negatively impacted as long as restrictions arising from the COVID-19 pandemic continue. We cannot at this time predict with any degree of certainty the precise impact these adverse conditions will ultimately have on our operations due to a variety of unknown factors. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Any future significant outbreak of contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely negatively impact our operating results.

There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.

As of August 31, 2021, we had cash of $1.5 million and a working capital deficit of $10.7 million. We have incurred recurring losses, which has resulted in an accumulated deficit of $149.4 million as of August 31, 2021. The recurring losses and cash used in operations are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the audited financial statements incorporated in this Form 10-K. Our plans to alleviate substantial doubt are discussed below and elsewhere in this Form 10-K.

Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In May 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s overallotment. In October 2020, we closed an additional $12 million underwritten public offering ($10.7 million net of costs). In May 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants. More recently, in September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants. Our plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations, including the continued development and support of our IT and HRIS platform, as well as our activities in connection with our sponsorship of the SPACs described above. We expect to continue to invest in our HRIS platform, ShiftPixy Labs, our sponsorship of the SPACs and other growth initiatives, all of which have required and will continue to require significant cash expenditures.

We expect to obtain additional financing in the form of public or private equity offerings over the next twelve months to sponsor the SPACs as described above, although we are not in a position to state with certainty if or when any such SPAC IPO will be consummated, or the terms upon which it ultimately will be consummated. There is no assurance that IHC will be able to complete its IBC within the next twelve months. Additionally, the remaining SPACs may not be able to complete their IBCs within twelve months from the closing of their respective SPAC IPOs, in which case the SPACs would cease all operations except for the purpose of winding up. While we believe that the SPACs, after completing their IBCs, will generate significant revenues for us by virtue of entering into CSAs and/or other contractual relationships with us after completing the De-SPAC process, we are unable to rely with certainty on the SPACs to generate revenue in the future.

We expect our investment in our HRIS platform to continue over the next twelve months regardless of whether we enter into CSAs with the SPACs, and regardless of whether our SPACs are able to complete successfully the De-SPAC process, as we believe such investments will be necessary to support our existing clients as well as our future organic growth. While we anticipate that these investments will yield benefits to us in the future in the form of increased revenues and earnings, it is likely that such improved financial results will be delayed or otherwise materially impacted if we are unable to enter successfully into CSAs with the SPACs on terms that are beneficial to us, or if the SPACs are unable to complete the De-SPAC process, including the IBCs.

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

The major customer groups to whom we believe our products and services will appeal, (i.e. both clients and WSEs who rely upon shift work), may not embrace our products and services. Acceptance of our products and services will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to adequately meet our customers’ needs and expectations, our product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot be sure that our business model will gain wide acceptance among all targeted customer groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to continue generating revenues could be reduced.

We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.

Under our typical CSA, we assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes for our WSEs. We assume such obligations as an agent, not as a principal, of the client. Our obligations include responsibility for:

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

We compete in the same markets as many companies that offer not only staffing management products and services focused on the Gig Economy but also more traditional staffing management products and services. There are limited barriers to entry and price competition in the industry, particularly from larger, more traditional industry model competitors, is intense, with pricing pressures from competitors and clients increasing. New competitors entering our markets may further increase pricing pressures.

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

The industry in which we operate is characterized by rapidly changing regulatory requirements, evolving industry standards and shifting user and client demands. Our business model is also evolving and is different from models used by other companies in our industry. As a result of these factors, the success and future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these risks and uncertainties, some of which relate to our ability to:

•	Expand client and WSE relationships;

•	Increase the number of our clients and grow our WSE base;

•	Develop relationships with third-party vendors, HCM providers, and insurance companies;

•	Expand operations and implement and improve our operational, financial and management controls;

•	Raise capital at attractive costs, or at all;

•	Attract and retain qualified management, employees and independent service providers;

•	Successfully introduce new processes, technologies, products and services, and upgrade our existing processes, technologies, products and services;

•	Protect our proprietary processes and technologies and our intellectual property rights; and

•	Respond to government regulations relating to the internet, personal data protection, email, software technologies, cyber security and other regulated aspects of our business.

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

Effective internal control over financial reporting is necessary to provide reliable financial reports in a timely manner. In connection with the audit of our consolidated financial statements for Fiscal 2021, we concluded that there were material weaknesses in our internal control over financial reporting relating to our IT environment, controls over cut-off procedures, accounting for our capitalized software and discontinued operations, segregation of duties and corporate oversight functions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we are unable to successfully remediate our material weaknesses or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our consolidated financial statements could occur, or we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, all of which could adversely affect our business and cause our stock price to decline as a result. In addition, even if we remediate our material weaknesses, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function to remediate our material weaknesses or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent us from concluding that our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our consolidated financial statements, which could cause our business to suffer.

If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.

We are required to obtain and maintain various types of insurance coverage for our business, in particular health and workers’ compensation insurance related to our employment of WSEs. Although we have contracts with all types of providers currently necessary for our business, if in the future we are unable to secure the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced. In addition, any increases in the cost of insurance coverage we are required to maintain could reduce our profitability (or increase our net losses).

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

Our sponsorship of various SPACs requires significant capital deployment, entails certain risks and may not be successful, which would likely have a material adverse effect on our future expansion, revenues, and profits.

On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, of four SPAC IPOs. We purchased founder shares in each SPAC, through our wholly-owned subsidiary, for an aggregate purchase price of $100,000, or $25,000 per SPAC. The number of founder shares issued to us was determined based on the expectation that such founder shares would represent 20% of the outstanding shares of each SPAC after its initial public offering (excluding the private placement warrants described below and their underlying securities). We are likely to be able to make a substantial profit on our nominal investment in the founder shares even at a time when each SPAC’s public shares have lost significant value. On the other hand, the founder shares will be worthless for each SPAC that does not complete an IBC. Accordingly, we will benefit from the completion of a business combination and may be incentivized to complete an acquisition of a less favorable target company or on terms less favorable to shareholders rather than liquidate.

The registration statement and prospectus covering the IPO of one of these SPACs, IHC, was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the New York Stock Exchange (“NYSE”) on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, we purchased, through our wholly-owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102. We also anticipate purchasing private placement warrants in each of the three other SPACs we are sponsoring, at a price of $1.00 per warrant, for an aggregate of $17,531,408 (or up to $18,656,408 if the over-allotment option of each SPAC is exercised in full), which includes our investment in founder shares and assumes that all four SPAC IPOs are consummated and the pricing terms of each other SPAC IPO is identical to the pricing of the IHC IPO. Each whole private placement warrant is exercisable to purchase one whole share of common stock in each SPAC at $11.50 per share. The private placement warrants of each SPAC will also be worthless if each SPAC does not complete an IBC.

The investment amounts set forth above do not include loans that we may extend to each SPAC in an amount not to exceed $500,000 individually (or $2 million in the aggregate), in our role as sponsor. As of October 31, 2021, we had advanced, through our wholly owned subsidiary, an aggregate of approximately $820,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. We anticipate that each of the SPACs will repay these advanced expenses to us from the proceeds of their respective SPAC IPOs, as permitted.

We expect to obtain additional financing in the form of public or private equity offerings over the next twelve months to sponsor the SPACs, as described above, although we are not in a position to state with certainty if or when any such SPAC IPO will be consummated, or the terms upon which it ultimately will be consummated. There is no assurance that IHC will be able to complete its IBC within the next twelve months. Additionally, the remaining SPACs may not be able to complete their IBCs within twelve months from the closing of their respective SPAC IPOs, in which case the SPACs would cease all operations except for the purpose of winding up. While we believe that the SPACs, after completing their IBCs, will generate significant revenues for us by virtue of entering into CSAs and/or other contractual relationships with us after completing the De-SPAC process, we are unable to rely with certainty on the SPACs to generate revenue in the future.

The combined value of our equity investment in our sponsored SPACs, as carried on the consolidated balance sheet included in the financial statements accompanying this Form 10-K, is $47,472,000, which we have computed in accordance with accounting principles generally accepted in the United States (“GAAP”), and which constitutes the majority of the carrying value of our total assets as reflected on our consolidated balance sheet. If any of the SPACs are unable to complete their IPOs and/or consummate their IBCs successfully, then we would likely be unable to recover any portion of this equity investment. Further, even if each of the SPACs is able to complete its IPO successfully and consummate its IBC, we can provide no assurance that the value of this equity investment will not decline significantly based upon a variety of factors, including, without limitation, shareholder and general market reaction to any IBC, redemption requests received from SPAC shareholders in connection with any proposed IBC, and SPAC shareholder dilution resulting from additional capital raises or other financing transactions undertaken by the SPACs in connection with any IBC.

We expect our investment in our HRIS platform to continue over the next twelve months regardless of whether we enter into CSAs with the SPACs, and regardless of whether our SPACs are able to complete successfully the De-SPAC process, as we believe such investments will be necessary to support our existing clients as well as our future organic growth. While we anticipate that these investments will yield benefits to us in the future in the form of increased revenues and earnings, it is likely that such improved financial results will be delayed or otherwise materially impacted if we are unable to enter successfully into CSAs with the SPACs on terms that are beneficial to us, or if the SPACs are unable to complete the De-SPAC process, including their IBCs.

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

In connection with our business, we collect, use, transmit and store with data services vendors large amounts of personal and business information about our clients and shift employees, including payroll information, healthcare information, personal and limited business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. In addition, as we continue to grow the scale of our business, we will process and store with data services vendors an increasing volume of personally identifiable information of our users. Our data services vendors include PrismHR, Amazon Web Services, Microsoft OneDrive, ShareFile, Dropbox, Egnyte, Smartsheet, Sage Intacct, MasterTax, Microsoft Outlook, Microsoft Office 365, DocuSign and RightSignature. We believe these vendors implement industry standard or more stringent data security measures to protect the data that we transmit through and/or store with them. Despite our efforts to protect customer data, perceptions that the collection, use, and storage of personal information are not satisfactorily protected could inhibit sales and limit adoption of our services. In addition, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security.

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

Our future business and results of operations depend in significant part upon the continued contributions of Scott W. Absher, our Chief Executive Officer and Chair of our board of directors. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees in addition to Mr. Absher, this could adversely affect the development and implementation of our business plan and harm our business.

Certain of our officers and directors have potential conflicts of interest arising from our SPAC sponsorship activities.

Our officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the SPACs.  All of our officers are engaged in the SPACs and our officers are not obligated to contribute any specific number of hours per week to our affairs. All of our officers serve as officers of each SPAC and Mr. Absher, our board of directors Chair and Chief Executive Officer, also serves as Chair of the board of directors of each SPAC. While we do not believe that the time devoted to the SPACs will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of each SPAC require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.  The interests of each of these individuals in our Company and the SPACs may influence their motivation in identifying and selecting a target business combination, completing an IBC and influencing the operation of our business following the IBC of each SPAC.

None of our officers or directors (i) hold any equity interest in the SPACs, (ii) receive any form of compensation from the SPACs, or (iii) have any pecuniary interest related to the SPACs separate and apart from their pecuniary interest in our Company. While Mr. Absher, Domonic J. Carney (our Treasurer and Chief Financial Officer), and Robert S. Gans (our Secretary and General Counsel), as officers and/or directors of both our Company and the SPACs, owe fiduciary duties to each entity, our board of directors has considered this matter and determined that no disabling conflict of interest has arisen or is likely to arise that would prevent these individuals from discharging their fiduciary duties on behalf of our Company. As a result, our board of directors has (i) approved our sponsorship of the SPACs through our subsidiary, Investments, (ii) approved Messrs. Absher, Carney and Gans serving as officers and/or directors of the SPACs, and (iii) approved the allocation of additional ShiftPixy resources, including financial backing and personnel, for the purpose of supporting the activities of the SPACs as they pursue their IBCs. Further, we do not anticipate that any of the SPACs will enter into an IBC with a target business affiliated with us, Investments, or any of our officers or directors. To the extent one of the SPACs were to propose a business combination with such an affiliated person or related party, such transaction would be negotiated on an arms’ length basis and be subject to board of directors and shareholder approvals, as appropriate.

If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

While in our client engagements we sometimes arrange for our clients to act as sponsor of employee benefit plans, we also sponsor the benefit plans applicable to their WSEs. For us to sponsor employee benefit plan offerings for WSEs, we must qualify as an employer for certain purposes under the Code and ERISA. In addition, our status as an employer is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.

Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual’s work. Some factors that the IRS has considered important in the past have included the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work), the financial control and the economic aspects of the relationship, and the intent of the parties, as evidenced by (i) the specific benefit, contract, termination and other similar arrangements between the parties, and (ii) the “on-going” versus “project-oriented” nature of the work to be performed. However, a definitive judicial interpretation of “employer” in the context of  employer relationships such as those in which we engage has not been established. For ERISA purposes, for example, courts have held that test factors relating to ability to control and supervise an individual are less important, while the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. Moreover, when our mobile application is fully functional, the scope of our employer status will increase, changing the legal analysis. Although we believe that we qualify as an employer of WSEs under ERISA, and the U.S. Department of Labor has not provided guidance otherwise, we are not able to predict the outcome of any future regulatory challenge.

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

Lapses in our WSE screening process may harm our reputation or relationship with clients, or result in litigation, which may impact our financial condition.

Our business model is dependent on hiring WSEs who will provide high quality service for our clients. Lapses in our screening process may result in WSEs being hired who do not meet the standard expected by our clients. This may hurt our relationship with our clients or result in them placing their business elsewhere, which would negatively impact our ability to remain in business. Criminal behavior by our WSEs resulting from a lapse in our screening process may subject us to litigation from our clients or government regulators, which may also be costly and/or damage our reputation.

We are in the business of providing WSEs to clients, and there is a risk that we will be sued and/or held liable for claims resulting from actions by or against our WSEs.

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

Our business is subject to a wide range of complex laws and regulations. For example, many states regulate entities offering the employment related services such as those offered by us directly or through our subsidiaries and require licenses as a prerequisite to operation of such enterprises in their respective jurisdictions. There can be no assurance that either we or our subsidiaries will be successful in either securing or maintaining a license or licenses in compliance with a particular state’s laws and regulations. Further, many states require that workers’ compensation policies offered by employment related firms such as ours be managed according to strict rules and/or that unemployment insurance filings be administered according to strict rules.

Failure to comply with such laws and regulations could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.

In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a PEO and its WSEs may also require us to change the manner in which we conduct some aspects of our business.

Changes to the ACA, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our clients and prospects. The repeal or replacement of the ACA, the elimination of employer mandates and similar employer requirements currently imposed by the ACA, and other regulatory changes could in the future reduce our revenues. Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

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

Our work force currently resides mostly in the State of California. Employment laws in the State of California can be complex and undefined where a direct employment or co-employment relationship exists, both of which are contemplated to some extent in our current business and, (to a lesser extent), our future plans. PAGA allows plaintiffs to bring class action-like lawsuits against employers that can result in substantial costs to defend and can result in large fines for seemingly insignificant or inadvertent clerical errors. As our business expands, the risk will increase that such PAGA claims will be filed and litigated which may result in increased costs to us.

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

Our sponsorship of the SPACs creates a risk that we will be categorized as an investment company that is subject to registration under the Investment Company Act of 1940 (the “1940 Act”).

Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets. Such investment companies are required to register and meet other requirements promulgated under the 1940 Act. Our investment in IHC and the other SPACs discussed above could give rise to a determination that we are an investment company subject to registration under the 1940 Act. Such a determination could have a material adverse effect on our business operations, projected revenues and earnings, and growth prospects.

We intend to conduct our operations so that we will not be deemed to be an investment company. Each SPAC IPO registration statement and related prospectus includes an exception permitting us to transfer our ownership in the founder shares at any time to the extent that we determine, in good faith, that such transfer is necessary to ensure that we comply with the 1940 Act. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

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

A controlling stake of our common stock is closely held by our board of directors Chair and CEO, Scott W. Absher, which may limit a minority shareholder from influencing corporate governance.

Approximately 49.5% of our issued and outstanding common stock is held by our board of directors Chair, Chief Executive Officer, and one of our founders, Scott W. Absher, without giving effect to the potential exercise of outstanding Preferred Options and their conversion into common stock, as discussed below. (Mr. Absher is the beneficial owner of approximately 50.4% of our outstanding voting securities, assuming that he exercises all of his outstanding 12,500,000 Preferred Options, (which are only exercisable if certain events occurred, as detailed below), and the preferred stock underlying his Preferred Options is converted into an equal number of shares of our common stock). As a controlling shareholder, Mr. Absher can continue to possess significant influence and likely can elect and continue to elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Mr. Absher’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discourage a potential acquirer from making a tender offer. Individual shareholders with a minority, non-controlling stake may have limited influence over shareholder matters.

In September 2016, our founding shareholders, or “Option Shareholders”, were granted 24,634,550 options to acquire our preferred stock, or “Preferred Options”. The number of Preferred Options granted was based upon the number of shares held by the Option Shareholders at that time. The Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock. Upon the occurrence of the Vensure Asset Sale, (as defined below), in January 2020, the Option Shareholders could exercise each Preferred Option to purchase one share of our preferred stock for $0.0001 per share. Through November 30, 2020, a total of 12,794,220 Preferred Options were exercised and converted into common stock. On June 4, 2020, Mr. Absher, our Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which are subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of the date of this Form 10-K, the restrictions on 294,490 of these shares have been lifted, rendering them freely tradeable, while 11,827,500 Preferred Options issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised. On October 22, 2021, our board of directors cancelled 11,790,000 of these Preferred Options previously issued to our co-founder, J. Stephen Holmes, pursuant to the September 2016 grant. Accordingly, these Preferred Options are no longer exercisable.

The amount of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the Option Shareholders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been our intent to adopt a second grant of Preferred Options granting an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of our preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, we granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of our Preferred Stock, par value $0.0001 per share, for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert, (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which our Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of our assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act.

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements including minimum per share prices. During Fiscal 2020, prior to effecting the 1 for 40 reverse stock split in December 2019 that is described elsewhere in this Form 10-K, we were notified by Nasdaq that we were not in compliance with certain of these listing requirements, and that failure to correct these deficiencies would result in delisting. We were able to address Nasdaq’s concerns, and have been assured by Nasdaq that we are currently in full compliance with all of its listing requirements. If we are not able to meet Nasdaq’s listing standards in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, fire, pandemic, (including the COVID-19 pandemic), or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. A significant portion of our research and development activities and certain other essential business operations are located in the Irvine, California area, which is a seismically active region, and the Miami, Florida area, which is subject to extreme seasonal weather events such as hurricanes and flooding. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. California has also experienced destructive fires recently. As a result of these fires, power and utilities are occasionally shut off to parts of the state. A fire or risk of fire may result in damage to our facilities, the temporary or permanent shut down of our or our clients’ facilities, disruption to our power supply or utilities, or other disruptions that may harm our ability to conduct business.

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

ShiftPixy Labs

We lease space for ghost kitchens and production facilities associated with ShiftPixy Labs at 4101 NW 25 Street, Miami, Florida 33142. Our landlord is Runway 1 LLC. We began leasing 23,500 square feet on November 1, 2020. The lease term is for 64 months, with an expiration date of February 28, 2026.

Other Offices

We lease space primarily to house software and technology development personnel at 1 Venture, Suite 150, Irvine, California 92618. Our landlord is Olen Commercial Realty Corporation. We began leasing 8,500 square feet on April 15, 2016. In July 2017, we entered into a second lease for 2,713 square feet of expansion space in the same building. In May 2019, we entered into a third lease for 1,261 square feet. We extended the term on the first two leases at the time we executed the third lease. The landlord, lease term, and an expiration date of June 30, 2022 are the same for all three leases.

Effective June 7, 2021, we entered into a sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located at 501 Brickell Key Drive, Suite 205, Miami, Florida 33131, that we anticipate using for our sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease.

Effective June 21, 2021, we entered into a 77-month lease agreement, with anticipated possession date of March 1, 2022, for premises consisting of approximately 13,418 square feet of office space located at 13450 West Sunrise Boulevard, Suite 650, Sunrise, Florida 33323. Our landlord is Foundry ASVRF Sawgrass, LLC. We anticipate using this space primarily to house our operations personnel and other elements of our workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.

We consider these spaces and arrangements to be sufficient for our current needs, although as we expand existing operations or open other offices in other cities, we will need to secure leases in those cities as well.

Item 3. Legal Proceedings

In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we believe that we have valid defenses with respect to the legal matters pending against us and that the ultimate resolution of these matters will not have a materially adverse impact on our financial condition, results of operations, or cash flows, except as discussed in Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

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

2021	High	Low
First Quarter	$4.50	$2.02
Second Quarter	$4.69	$2.27
Third Quarter	$4.10	$2.02
Fourth Quarter	$3.85	$1.32

2020
First Quarter	$20.00	$9.6
Second Quarter	19.25	7.22
Third Quarter	9.69	3.92
Fourth Quarter	6.16	3.44

Number of Equity Security Holders

As of November 29, 2021, the Company had 21 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

On July 1, 2020, our board of directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000 and granted Options that were contingent upon shareholder approval. On March 31, 2021, the Company’s shareholders approved the increase in the number of shares of common stock issuable under the Plan as well as the various contingent grant awards under the Plan since July 1, 2020. Effective with the shareholders’ approval, all previously unexercisable Options became exercisable and the Options granted since July 1, 2020 were no longer subject to any contingency not set forth in the Plan.

On June 4, 2021, the Company filed with the SEC a registration statement on Form S-8 for the purpose of registering an aggregate of 3,000,000 shares, par value $0.0001 per share, reserved for issuance under the Plan.

Approximately 462,624 of the Options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations during Fiscal 2021.

Of the Options awarded, 1,528,000 are designated as ISOs and 100,000 are designated as NQs or “non-statutory” options under the Code. These Options have a 10-year life and will vest over time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal quarterly installments over the next 12 quarters of service.

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

Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. You are urged to carefully review and consider the various disclosures made by us in this Form 10-K as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. For a more detailed discussion of the inclusion of forward-looking statements in this Form 10-K, please refer to the discussion, above, entitled “Cautionary Statement Regarding Forward-Looking Statements and Information.”

Overview

Our current business, and the primary source of our revenues to date, has been under a human capital fee-based SAAS business model. We have developed a comprehensive HRIS platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for WSEs (or shifters). As consideration for providing these services, we receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For Fiscal 2021, we processed approximately $79 million of payroll billings, our primary operating metric. Despite the impact of the COVID-19 pandemic and the worldwide economic crisis, by the end of Fiscal 2021 our billings had recovered to pre-pandemic levels, reaching over 3,000 WSEs on a recurring basis and annual billings growth of $14 million, representing a 22% increase above Fiscal 2020 gross payroll billings.

For the current fiscal year we have incurred approximately $30 million in operating losses, which were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model.

For most of Fiscal 2021, our primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. We believe that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during Fiscal 2021, accounting for approximately 70.3% of our gross billings during the year. Washington and New Mexico represented our other significant markets during Fiscal 2021, representing approximately 10.8% and 7.6%, of our total revenues, respectively. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into CSAs with us or one of our wholly owned subsidiaries.

Our business focus during Fiscal 2021 was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. To that end, we identified and began to execute on various growth strategies described above, including our sponsorship of various SPACs and our investment in our ShiftPixy Labs initiative. We expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.

Significant Developments in 2021

Sponsorship of SPACs

On April 29, 2021, (as detailed in Item 1, above), we announced our sponsorship of four SPAC IPOs. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. IHC currently intends to use the proceeds of the IHC IPO to acquire companies in the light industrial segment of the staffing industry, and our goal is to enter into CSAs with IHC following its IBC. Immediately following the IHC IPO, IHC began to evaluate acquisition candidates. IHC’s goal is to complete its IBC within one year of consummation of the IHC IPO.

We currently anticipate that two of our remaining sponsored SPACs, Vital and TechStackery, will seek to raise approximately $100 million each in capital investment to acquire companies in the healthcare and technology segments of the staffing industry, respectively. We expect that our other remaining sponsored SPAC, Firemark, will seek to raise approximately $100 million in capital investment to acquire one or more insurance entities to provide workers’ compensation and related insurance products. We currently own approximately 15% of the issued and outstanding stock of IHC, and we expect to own approximately 20% of each of the other SPACs upon their IPOs being declared effective and consummated, (which equity stake is likely to decrease). Assuming that the IPOs of each of the remaining SPACs are consummated pursuant to the same pricing terms of the IHC IPO, we expect to invest, through Investments, an aggregate amount of $17,531,408 in the SPACs (or up to $18,656,408 if the over-allotment option of each SPAC is exercised in full) through the purchase of placement warrants in addition to our initial $25,000 investment for the purchase of our Founder Shares in each SPAC. These investment amounts set forth above do not include loans that we may extend to each SPAC in an amount not to exceed $500,000 individually, (or $2 million in the aggregate), in our role as sponsor for the purpose of funding various organizational expenses of the SPACs.

We expect each SPAC to operate as a separately managed, publicly traded entity following the completion of their respective IBCs, or “De-SPAC”. We anticipate entering into CSAs with each of the staffing entities that will allow them to participate in our HRIS platform. We also expect to facilitate the procurement of workers’ compensation, personal liability, and other similar insurance products for these staffing entities through our anticipated relationship with Firemark, assuming that it is able to consummate its IPO and complete the De-SPAC process successfully.

We believe that our sponsorship of the SPACs seeking to complete IBCs with entities in the staffing industry has the potential to generate significant revenues and earnings for us, while also supporting a favorable business model for the SPACs. Similarly, we believe that Firemark has the potential to benefit from a relationship with us through both business referrals and licensed access to our technology, which should provide the means to expand its business in a profitable manner if and when it becomes operational.

ShiftPixy Labs

On July 29, 2020, we announced the launch of ShiftPixy Labs, which includes the development of ghost kitchens in conjunction with our wholly-owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, we intend to bring various food delivery concepts to market that will combine with our HRIS platform to create an easily replicated, comprehensive food preparation and delivery solution. The initial phase of this initiative is being implemented in our dedicated kitchen facility located in close proximity to our Miami headquarters, which we are already showcasing through the distribution of video programming on social media produced and distributed by our wholly-owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.

The idea of ShiftPixy Labs, (as described in Item 1, above), originated from discussions with our restaurant clients, combined with our observations of industry trends that appear to have accelerated during the pandemic. Beginning in Calendar 2020, we recognized a significant uptick in the use of mobile applications to order take-out food either for individual pickup or third-party delivery, which grew even more dramatically as the pandemic took hold. Not surprisingly, the establishment of fulfillment kitchens for third party delivery also spread rapidly during this time period, initially among national fast food franchise chains but then among smaller QSRs.

We believe that the restaurant industry is in the midst of a food fulfillment paradigm shift that will ultimately result in the widespread use of “ghost kitchens” in a shared environment. Similar to shared office work locations, a shared kitchen can provide significant cost efficiencies and savings compared to the cost of operating multiple retail restaurant locations. Coupled with ShiftPixy’s technology stack, which includes order delivery and dispatch, we believe that the ghost kitchen solutions that emerge from ShiftPixy Labs will provide a robust and effective delivery order fulfillment option for our clients.

We have also observed the growing impact of social media platforms over the past five years, a trend which has accelerated through the pandemic. As this trend has gained steam, many social media influencers have successfully capitalized on their popularity by establishing new business concepts in a variety of industries, including within the QSR space. Some of these QSRs are identified as “virtual” restaurants with delivery-only service fulfilled by centralized ghost kitchens. We intend to capitalize on this trend by creating an extensive social media presence for ShiftPixy Labs.

Many restaurant entrepreneurs have also become successful during the pandemic by moving outside through the use of mobile food trucks, which can be used as a launching point for restaurants and ultimately expanded to traditional indoor dining locations. We have researched this phenomenon and, coupled with our experience in the restaurant industry, believe a significant business opportunity exists to assist with the fulfillment of new restaurant ideas and rapidly expand those ideas across a broad geographic footprint utilizing centralized ghost kitchen fulfillment centers. Again, we believe that ShiftPixy Labs will provide solutions that will facilitate the rapid growth of these new businesses, through a combination of centralized ghost kitchens and an available pool of human capital resources provided through our HRIS platform, as well as through other business assistance provided by our management team.

During Fiscal 2021, we established an industrial facility in Miami that we expect to be fully completed and operational shortly. We are equipping this facility with ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells. We expect this facility, upon completion, to function as a state of the art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to us in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, our HRIS platform, and other human capital services that we provide. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to us in the future.

We may also take equity stakes in various branded restaurants that we develop and operate with our partners through ShiftPixy Labs. Such ownership interests will be held to the extent that it is consistent with our continued existence as an operating company, and to the extent that we believe such ownership interests have the potential to create significant value for our shareholders.

Software Development

We believe that our HRIS platform and the related mobile functionality that we are developing will be key differentiators and drivers of our low-cost customer acquisition strategy. As such, we have invested heavily in our HRIS platform over the past five years.

The heart of ShiftPixy’s employment services solutions is a technology platform, including a smartphone application, through which our WSEs will be able to find available shifts at our clients’ locations, solving a problem of finding available shifts for both the shifters looking for additional shifts when they want to work and businesses looking to fill open shifts.

A key element of our software development involves using our blockchain ledger to process and record our critical Peer-to-Peer (“P2P”) connections. While not necessarily a new development, we note that we intend to use blockchain technology to keep our data secure. Any data considered to be a human capital validation point or part of the hiring and onboarding process will be utilized and recorded in our blockchain ledger. For example, we expect the employee I-9 verification process—one of the most stringent, rigorous, and penalty-laden compliance procedures – to be positively impacted by blockchain utilization of biometric authentication and automatic verification of I-9 data, removing human error in the process of screening for fraudulent information. Verification of that data on the blockchain will allow both employers and auditing agencies to confidently validate additional criteria such as employment dates, and candidates’ backgrounds (i.e. education, references, certifications, etc.), and share the verification status directly on multiple distributed sources within the blockchain, further underscoring the reliability and accuracy of candidates’ information and corporate compliance.

Future implementation of blockchain technology within the ShiftPixy Ecosystem is anticipated to include extended applications for payroll and real-time payments, and utilization of smart contracts for employment contracts, which will facilitate recording of credible, trackable, and irreversible transactions without third parties. For purposes of clarification, we note that ShiftPixy has never, does not now and will never use its blockchain technology in any form of cryptocurrency or cryptocurrency-related application.

Our smartphone application is one of the software components of what we call the mobile platform, and together with the ShiftPixy “Command Hub” and the client portal, is being developed, tested and released in stages. We have released and are currently using the multilingual onboarding feature of our software, which enables us to capture all application process related data regarding our assigned WSEs and to introduce WSEs to and integrate them into the ShiftPixy Ecosystem. This multilingual feature will allow us to move faster into outside markets and will reduce the time and cost to bring new WSEs onto our HRIS platform.

Our smartphone onboarding functionality streamlines the typical burdensome pile of new employee paperwork into a seamless user-friendly workflow that is fully compliant with governmental requirements. By leveraging artificial intelligence capabilities, new hires are guided by a conversation with a “Pixy” chatbot that asks the necessary questions and generates the required employment documents in a highly personal and engaging way. Following completion of the questions, applicable onboarding paperwork is prepopulated with the data and prepared for the employee’s signature to be affixed digitally via the app as well.

We believe that our technology and approach to human capital management provides our clients’ management with a unique real-time business intelligence window into their human capital needs. In addition to standard management reporting, our technology provides real-time tools for management to quickly assess and plan their human capital staffing requirements.

Prior to March 2019, we primarily used turnkey contract software development firms to build the software code, mobile application, and license integrations required to build the functional solution, with our internal personnel maintaining principally an oversight role. Beginning in March 2019, we hired and assembled an internal development team for cost-cutting and for better feature and implementation control. Our development team was fully in place by August 2019 and focused on delivering a version of our mobile application and software solution using a combination of third-party licensed software and internally developed software.

We began building our internal software development team and transitioned away from our former software development vendor to expedite our technology deployment. We launched version 2.0 of our mobile application and enhanced user features, including onboarding, scheduling and driver management, during the fourth quarter of Calendar 2019.

We continued our software development internally primarily by focusing on feature enhancements such as delivery, scheduling, and onboarding functionality improvement, as well as better integration and more seamless process flow improvements. We believe that this has resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of our future revenue generation features such as delivery and scheduling. Our software development team has continued to focus on intermediation functionality and integration work designed to prepare our HRIS platform to scale and support our growth initiatives described above.

From inception of the project in Fiscal 2017  through August 31, 2021, we spent approximately $26.9 million, consisting of outsourced research and development, IT related expenses, development contractors and employee costs, as well as marketing spending consisting of advertising, trade shows, and personnel costs. The following table shows the technology and marketing spending for each fiscal year ended August 31:

Development spending (in $ millions)	2021	2020	2019		2018
Contract development and licenses	$3.8	$2.3		$2.2	$6.6
Internal personnel costs	3.0	1.9		1.1	0.2
Total Development spending	$6.8	$4.2		$3.3	$6.8

Marketing spending
Advertising and Outside Marketing	$2.1	$0.6		$1.2	$0.5
Internal personnel costs	0.5	0.4		0.4	0.2
Subtotal, Marketing costs	$2.6	$1.0		$1.6	$0.7
Total, HRIS platform and mobile application spending	$9.4	$5.2		$4.9	$7.5

Cumulative Investment	$26.9	$20.7	$
Portion of investment capitalized as fixed assets	$—	$3.7	$
Portion of investment expensed	$26.9	$17.0	$

We capitalized no development spending into fixed assets for Fiscal 2021, since the development activities related to our software, as defined by GAAP, was completed during Fiscal 2020. For Fiscal 2019 and our fiscal year ended August 31, 2018 (“Fiscal 2018”), we capitalized $0.9 million and $2.8 million, respectively, of contract development spending into fixed assets.

Offices Update

In August 2020, we signed a lease to relocate our corporate headquarters to Miami, Florida, and largely completed the relocation of our administrative, marketing and East Coast sales and customer support staffs to Miami by the end of Calendar 2020. We currently maintain offices in California primarily for use by our research and development team and our West Coast sales and customer support, and plan to continue to maintain these offices for the foreseeable future.

Effective October 1, 2020, we entered into a non-cancelable 64-month lease for 23,500 square feet of light industrial space located in Miami, Florida, to house kitchen facilities, video production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Effective June 7, 2021, we entered into a sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that we are currently using primarily for our operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease.

Effective June 21, 2021, we entered into a 77-month lease agreement, with an anticipated possession date of March 1, 2022, for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida. We anticipate using this space primarily to house our operations personnel and other elements of our corporate workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.

Financing Activities

During Fiscal 2021, we closed a $12 million public offering in October 2020, and a $12 million private placement offering in May 2021. We also closed a $12 million private placement offering in September 2021, shortly after our fiscal year-end. As of August 31, 2021 and August 31, 2020, we had no convertible debt outstanding and no warrants outstanding that carry anti-dilutive provisions, except as otherwise noted below.

May 2021 Private Placement

On May 17, 2021, we closed a private placement with a large institutional investor pursuant to which we sold to the investor an aggregate of (i) 2,320,000 shares of our common stock, together with warrants (the “May 2021 Common Warrants”) to purchase up to 2,320,000 shares of our common stock, with each May 2021 Common Warrant exercisable for one share of our common stock at a price per share of $2.425, and (ii) 2,628,453 prefunded warrants (the “May 2021 Prefunded Warrants”), together with the May 2021 Common Warrants to purchase up to 2,628,453 shares of our common stock, with each May 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of our common stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.425 and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.4249.

The May 2021 Prefunded Warrants were immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the May 2021 Prefunded Warrants are exercised in full. The May 2021 Common Warrants have an exercise price of $2.425 per share, were immediately exercisable, and will expire on June 15, 2026. The private placement generated gross proceeds of approximately $12 million, prior to deducting $940,000 of costs consisting of placement agent commissions and offering expenses payable by us. In addition to the seven percent (7.0%) of the aggregate gross proceeds cash fee, we issued warrants to the placement agent to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of our common stock issuable upon exercise of the May 2021 Prefunded Warrants sold in the offering (the “May Placement Agent Warrants”). The May Placement Agent Warrants are exercisable for a period commencing on November 17, 2021 (six months after issuance), expire June 15, 2025, and have an initial exercise price of $2.6675 per share.

October 2020 Public Offering

On October 8, 2020, we entered into an underwriting agreement (the “October Underwriting Agreement”) with A.G.P./Alliance Global Partners (“AGP”), in connection with a public offering (the “October 2020 Offering”) of an aggregate of (i) 4,000,000 shares of our common stock and (ii) warrants to purchase 2,300,000 shares of our common stock (the “October 2020 Common Warrants”), which included the partial exercise of AGP’s over-allotment option to purchase 300,000 additional October 2020 Common Warrants.

Each share of our common stock was sold together with an October 2020 Common Warrant as a fixed combination, with each share of our common stock sold being accompanied by an October 2020 Common Warrant to purchase 0.5 shares of our common stock. Each share of our common stock and accompanying October 2020 Common Warrant was sold at a price to the public of $3.00. The October 2020 Common Warrants were immediately exercisable, will expire on October 14, 2025, and have an exercise price of $3.30 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalization.

The October 2020 Offering closed on October 14, 2020, yielding gross proceeds to us of approximately $12.0 million, prior to deducting $1.4 million of costs consisting of underwriting discounts and commissions and offering expenses payable by us, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, we issued to AGP warrants to purchase up to 200,000 shares of common stock (the “October Underwriter Warrants”), which is equal to five percent (5.0%) of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $3.30, which is 110% of the public offering price per share.

September 2021 PIPE Offering (Subsequent to year-end)

On September 3, 2021, we closed a private placement with a large institutional investor pursuant to which we sold to the investor an aggregate of (i) 2,850,000 shares of our common stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 2,850,000 shares of our common stock, with each September 2021 Common Warrant exercisable for one share of our common stock at a price per share of $1.595, and (ii) 4,673,511 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 4,673,511 shares of our common stock, with each September 2021 Prefunded Warrant exercisable for one share of our common stock at a price per share of $0.0001. Each share of our common stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.595 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.5949.

The September 2021 Prefunded Warrants were immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement relating to the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $890,000 of costs consisting of placement agent commissions and offering expenses payable by us. In addition to the seven percent (7.0%) of the aggregate gross proceeds cash fee, we issued warrants to the placement agent to purchase an aggregate of up to five percent (5.0%) of the aggregate number of shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which has not yet occurred) of a registration statement for the resale of the underlying shares, and have an initial exercise price of $1.7545 per share.

Performance Highlights

All figures below represent the continuing operations of the Company after segregating the operations of the assets sold to Vensure pursuant to the Vensure Asset Sale.

Fiscal 2021 vs. Fiscal 2020

•	Served approximately 70 clients and employed an average of 3,000 WSEs, resulting in an increase in our administrative fees of approximately 20% above Fiscal 2020.

•	Processed over $79 million in gross billings from continuing operations, representing an increase of 20.5% from Fiscal 2020. Our Fiscal 2021 continuing operations mix remained consistent with Fiscal 2020, primarily consisting of food and restaurant workers for QSRs. For further information, please refer to the section entitled “Non-GAAP Financial Measures”, below.

Our financial performance for Fiscal 2021 compared to Fiscal 2020 included the following significant items:

Revenues increased approximately 171%, to $23.4 million, from $8.6 million in Fiscal 2020. This revenue growth was due to the combination of an increase in gross billings of 20.5%, to $79 million, from $65 million in Fiscal 2020, and the impact of the transition of some of our existing clients to a staffing revenue recognition model during Fiscal 2021, as described below. Recurring WSE counts as of the end of Fiscal 2021 averaged approximately 3,000, which is consistent with a recovery to our pre-pandemic WSE levels. Billings per WSE increased to $26,000 due primarily to business recoveries achieved by our QSR clients as the pandemic subsided, combined with an increase in the placement of nursing WSEs who earn higher wages and consequently generate higher billings.

Revenue associated with administrative fees increased by 20.0%, and tax revenues by 21.6%, both of which are consistent with our billed wages increase of 20.5% during Fiscal 2021. Revenue associated with workers’ compensation premiums increased $236,000, or 14.7%, due to the migration of our WSEs to a guaranteed cost program during Fiscal 2021 and a change in our client mix that resulted in lower billed workers’ compensation rates per wage dollar.

Impact of change in CSAs on prospective revenue recognition and cost of revenues. During Fiscal 2021, as part of our annual review process, we modified certain terms and conditions of our standard CSA applicable to a portion of our existing client base, which resulted in us recognizing revenue generated by these clients pursuant to a staffing model on a prospective basis. The staffing revenue recognition model provides for all gross billings, including employee payroll paid, to be recorded as revenue, and for cost of revenues to be recorded to include the employee payroll paid. Accordingly, for Fiscal 2021, all such revenue increases as a result of this change also yielded a corresponding increase in cost of revenues, and therefore had no impact on our gross margins. During Fiscal 2020, we recorded revenues as "net" (i.e. excluding the employee payroll paid portion), and the employee payroll paid was also excluded from cost of revenues. For further information, please refer to the section entitled "Non-GAAP Financial Measures", below.

For Fiscal 2021, gross billings from staffing and HCM services totaled approximately $15.2 million and $63.8 million, representing 19% and 81% of our gross revenue, respectively. For Fiscal 2020, all of our $65.5 million in gross billings came from HCM services.

Gross Profit decreased approximately 9.7%, or $0.6 million, compared to Fiscal 2020, due to additional workers’ compensation premium costs and an increase in actuarial cost for our legacy workers’ compensation insurance program, offset by an increase in gross profit associated with administrative fees and taxes. The additional workers’ compensation premium costs related to the migration of our clients to a guaranteed cost program in Fiscal 2021, which increased our workers’ compensation expense compared to Fiscal 2020.

Operating expenses increased by 22.8% to $27.7 million for Fiscal 2021, from $22.5 million for Fiscal 2020. The increase in operating expenses reflects the net effect of a $3.5 million reduction of non-recurring expense in Fiscal 2020 for asset impairment and $8.7 million of increased costs associated with our growth initiatives detailed above, (including payroll-related costs of $3.9 million, professional fees of $0.7 million, software development costs of $1.5 million, and costs classified in our statement of operations as general and administrative expenses of $2.4 million). Payroll-related costs increased due primarily to hiring additional executive, operations, and software development personnel to support our growth initiatives. Professional fees increased due to litigation arising in the normal course of business and legal fees we paid on behalf of our sponsored SPACs. Software development costs were driven primarily by our continuing investment in our HRIS platform, while general and administrative expenses grew primarily due to rent cost increases from our entry into leases covering the following: (i) our principal executive offices in Miami, Florida; (ii) our ShiftPixy Labs facility in Miami, Florida; and (iii) our new office facility in Sunrise, Florida, which will house the majority of our operations personnel and other elements of our workforce. Other contributors to the increase in general and administrative expenses include non-recurring costs to relocate certain employees, and marketing expenses related to our growth initiatives.

Operating loss increased by $5.8 million, or 26.7%, due to a decrease in gross margins of $0.6 million, and an increase of $5.8 million in operating expenses.

Other income (expense) increased to $0.1 million in Fiscal 2021, compared to expense totaling $68.9 during Fiscal 2020. The change in other income (expense) is primarily non-recurring in nature, and stems from our issuance during Fiscal 2020 of Preferred Options with an assigned value of $62.1 million to one of our co-founders, J. Stephen Holmes (which were cancelled unexercised subsequent to the close of Fiscal 2021). Other contributors to the increase in other income for Fiscal 2021 as compared to Fiscal 2020 include increases in combined interest expense, loss from debt conversion, inducement loss, and loss on debt extinguishment, offset by gains from the change in fair value of derivatives and the gain on convertible note penalties related to the settlement and extinguishment of certain convertible notes.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that we transferred to Vensure as part of the Vensure Asset Sale. Loss from discontinued operations increased to a $2.5 million loss in Fiscal 2021.

Net Loss decreased to $29.9 million or $0.88 per share, from $75.3 million or $4.13 per share.

Results of Operations

Fiscal 2021 Compared to Fiscal 2020

The following table summarizes our consolidated results of operations:

	For the year ended
	August 31, 2021	August 31, 2020
Revenues (gross billings of $79.0 million and $65.5 million less worksite employee payroll cost of $55.6 million and $56.9 million, respectively)	$23,420,000	$8,642,000
Cost of revenue	23,098,000	7,685,000
Gross profit	322,000	957,000

Operating expenses:

Salaries, wages, and payroll taxes	11,100,000	7,227,000
Stock-based compensation – general and administrative	1,594,000	1,526,000
Commissions	176,000	181,000
Professional fees	4,089,000	3,366,000
Software development - external	3,755,000	2,240,000
Depreciation and amortization	357,000	272,000
Impaired asset expense	—	3,543,000
General and administrative	6,596,000	4,180,000
Total operating expenses	27,667,000	22,535,000

Operating Loss	(27,345,000)	(21,578,000)

Other (expense) income:
Interest expense	(5,000)	(2,525,000)
Change in fair value of note receivable	—	(1,074,000)
Expense related to Preferred Options	—	(62,091,000)
Expense related to modification of warrants	—	(21,000)
Loss from debt conversion	—	(3,500,000)
Inducement loss	—	(624,000)
Loss on debt extinguishment	—	(1,592,000)
Change in fair value derivative and warrant liability	—	1,777,000
Other income	25,000	—
Gain on convertible note penalties accrual	—	760,000
Total other (expense) income	20,000	(68,890,000)
Loss from continuing operations before income taxes	(27,325,000)	(90,468,000)
Income tax expense	42,000	—
Loss from continuing operations	(27,367,000)	(90,468,000)
(Loss) Income from discontinued operations
(Loss) Income from discontinued operations	(2,509,000)	(561,000)
Gain from asset sale	—	15,682,000
Total Income (Loss) from discontinued operations, net of tax	(2,509,000)	15,121,000

Net loss	$(29,876,000)	$(75,347,000)

Net Loss per share, Basic and diluted
Continuing operations	$(0.81)	$(4.96)
Discontinued operations
Operating (loss) income	(0.07)	(0.03)
Gain on sale of assets	—	0.86
Total discontinued operations	(0.07)	0.83
Net Loss per share of common stock – Basic and diluted	$(0.88)	$(4.13)

Weighted average common stock outstanding – Basic and diluted	33,722,534	18,222,661

We report our revenues as gross billings, net of related direct labor costs for our EAS clients and revenues without reduction of labor costs for staffing services clients.

	2021	2020
Net Revenues (in millions)	$23.4	$8.6
Increase (Decrease), year over year (in millions)	14.8	(1.9)
Percentage Increase (Decrease), year over year	171.0%	(17.3)%
Cost of Revenues (in millions)	$(23.1)	$7.7
Increase (Decrease), year over year (in millions)	(15.4)	(0.8)
Percentage Increase (Decrease), year over year	200.6%	(10.0)%
Gross Profit (in millions)	$0.3	$1.0
Increase (Decrease), year over year (in millions)	(0.6)	(0.9)
Percentage Increase (Decrease), year over year	(66.4)%	(50.0)%
Gross Profit Percentage of Revenues	1.4%	11.1%

Fiscal 2021

Net revenue for our HCM services excludes the payroll cost component of gross billings. With respect to staffing services, employer payroll taxes, employee benefit programs, and workers’ compensation insurance, we believe that we are the primary obligor, and we have latitude in establishing price, selecting suppliers, and determining the service specifications. As such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as WSEs perform their services at the client worksite.

Net Revenue  increased approximately 171.0% to $23.4 million, from $8.6 million in Fiscal 2020. The revenue increase was due to a 20.5% increase in gross billings to $79 million from $65 million, combined with the effect of the transition of some of our existing clients to a staffing revenue recognition model during Fiscal 2021, as described above. Recurring WSE counts as of the end of Fiscal 2021 averaged approximately 3,000, which is consistent with recovery to our pre-pandemic WSE levels. Our gross billings from staffing and HCM services totaled approximately $15.2 million and $63.8 million, representing 19% and 81% of our gross revenue, respectively.

Revenue associated with administrative fees increased by 20.0%, which is consistent with our billed wages increase of 20.5% as well as the 21.6% increase in our revenues associated with taxes during Fiscal 2021. Revenue associated with workers’ compensation increased $236,000, or 14.7%, due to price increases related to our migration to a guaranteed workers' compensation cost program during Fiscal 2021, combined with a change in our client mix yielding lower billed workers’ compensation rates per wage dollar.

Cost of Revenues  includes our costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid by our staffing clients. Cost of revenues increased $15.4 million, or 200.6%, to $23.1 million in Fiscal 2021 from $7.7 million in Fiscal 2020. The change in cost of revenues was due primarily to the conversion of certain existing clients to a staffing revenue recognition model during Fiscal 2021, as described above.

Gross Profit  decreased approximately 9.7%, or $0.6 million, compared to Fiscal 2020, primarily due to the migration of our clients to a guaranteed cost program workers’ compensation program during Fiscal 2021.

Net loss decreased by $45.5 million, or 60.3%, from $75.3 million for Fiscal 2020 to $29.9 million for Fiscal 2021. This reduction in net loss was due primarily to a decrease of $68.9 million in other expenses related to the Preferred Option exercises in Fiscal 2020, (mitigated by a $15.7 million gain from the Vensure Asset Sale, also recorded in Fiscal 2020), which was offset by a $5.1 million increase in operating losses during Fiscal 2021.

The following table presents certain information related to our operating expenses:

	Year ended August 31,
	2021	2020	% Change
	(in thousands)	(in thousands)
Salaries, wages and payroll taxes	$11,100	$7,227	53.6%
Share-based compensation	1,594	1,526	4.5%
Commissions	176	181	(2.8)%
Professional fees	4,089	3,366	21.5%
Software development	3,755	2,240	67.6%
Depreciation and amortization	357	272	31.3%
Asset impairment expense	—	3,543	(100.0)%
General and administrative	6,596	4,180	57.8%
Total operating expenses	$27,667	$22,535	22.8%

Operating expenses increased $5.1 million, or 22.8%, to $27.7 million in Fiscal 2021 from $22.5 million in Fiscal 2020. The components of operating expenses changed as follows :

Salaries, wages and payroll taxes increased by approximately $3.9 million, or 53.6%, between Fiscal 2020 and Fiscal 2021, from $7.2 million to $11.1 million. This increase resulted primarily from hiring additional employees in the executive, operations, and software development ranks of our business to support our various growth initiatives, including our SPAC sponsorships and ShiftPixy Labs. These costs consisted of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. Our corporate employee count increased from 45 employees at the end of Fiscal 2020 to 68 employees at the end of Fiscal 2021. As of the date of this Form 10-K, we employed 88 individuals at our corporate facilities.

Share-Based compensation increased by $0.1 million, or 5%, to $1.6 million for Fiscal 2021. This increase was primarily due to the increase in corporate employees during the year.

Commissions consist of commissions payments made to third party brokers and inside sales personnel and remained consistent year over year.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for Fiscal 2021 increased by $0.7 million, or 21.5%, to $4.1 million, from $3.4 million for Fiscal 2020. The increase is primarily attributable to an increase in legal fees paid related to several of our current active litigation.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs increased $1.5 million, or 67.6%, to $3.8 million for Fiscal 2021, from $2.2 million in Fiscal 2020. The increased costs are due primarily to additional contracted developers to support our mobile application development.

Depreciation and amortization increased by $0.1 million, or 31.3%, for Fiscal 2021 as compared to Fiscal 2020 due to depreciation on asset purchases during Fiscal 2021.

Asset impairment expense decreased by $3.5 million due to the non-recurring impairment of an asset identified in Fiscal 2020.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses for Fiscal 2021 increased by $2.4 million, or 57.1%, to $6.6 million, from $4.2 million for Fiscal 2020. The increase was due primarily to increased rent costs arising from new leases covering our principal executive offices, ShiftPixy Labs, and additional office space located in Sunrise, Florida to house our operations personnel and other elements of our workforce. Other components of the increase include non-recurring costs related to employee relocations, as well as marketing expenses related to our growth initiatives.

	For the Years Ended
	August 31, 2021	August 31, 2020
Interest expense	(5,000)	(2,525,000)
Other income	25,000	—
Change in fair value of note receivable	—	(1,074,000)
Expense related to Preferred Options	—	(62,091,000)
Expense related to modification of warrants	—	(21,000)
Loss from debt conversion	—	(3,500,000)
Inducement loss	—	(624,000)
Loss on debt extinguishment	—	(1,592,000)
Change in fair value of derivatives	—	1,777,000
Gain on convertible note penalties accrual	—	760,000
Total other income (expense)	(20,000)	(68,890,000)

Other income (expense) decreased from $68.9 million in expense for Fiscal 2020 to $0.042 million in expense for Fiscal 2021 as follows:

Interest expense consists of cash interest on interest bearing notes, financing charges for the excess of fair value over carrying amounts of notes issued during any reporting period, amortization of recorded discount and associated deferred financing costs, and acceleration of discounts and deferred financing costs due to early conversions on notes payable. Interest expense decreased $2.5 million to $0.5 million in Fiscal 2021. The decrease was due to lower interest expense and financing costs associated with our June 2018 and March 2019 convertible notes. The June 2018 convertible notes were fully amortized in September 2020, and the March 2019 convertible notes were settled, repaid, or converted during Fiscal 2020.

Other income consists of a non-recurring insurance payment received in Fiscal 2021.

Change in fair value of note receivable consists of a fair value adjustment and amortization of the discount on the note receivable that was recorded on January 1, 2020. No comparable fair value adjustment or amortization was recorded during Fiscal 2021.

Expense related to Preferred Options represents a non-recurring charge reflecting the fair value estimate of the Preferred Options issued to our founders that were deemed to be exercisable in January 2020, and became exchangeable for common.

Expense related to modification of warrants represents the difference in fair value for the modification of warrants issued in conjunction with the June 2018 convertible notes, the exercise price of which was reduced from $70 to $40 per share in December 2019. No comparable expense was recognized during Fiscal 2021.

Loss from debt conversion represents the acceleration of the pro-rated remaining note discount and deferred financing fees associated with the March 2019 convertible notes, as exchanged in either December 2019 or March 2020, that were either converted or repaid in cash during Fiscal 2020. No comparable loss was recognized during Fiscal 2021.

Inducement loss represents the difference in fair value on the date of note conversion between the closing market price and the conversion price per share for Fiscal 2020. No comparable loss was recognized during Fiscal 2021.

Loss on debt extinguishment represents the fair value of the common stock issued in exchange for the March 2019 Warrants cancelled in the March 2020 convertible note amendment and exchange, and for the acceleration of the debt discount and deferred financing fees associated with the remaining March 2019 or December 2019 convertible note exchange. These convertible notes were amended in March 2020 and accounted for as debt extinguishment. No such transactions took place during Fiscal 2021.

Change in fair value derivatives represents the mark to market of our derivative liabilities created by the beneficial conversion feature and related detachable warrants contained in the March 2019 convertible notes. No such change in fair value was recognized in Fiscal 2021

Gain on convertible note penalties accrual represents the recovery of previously accrued convertible note penalties related to the June 2019 default. We settled all note related litigation, as described above and in Note 9 to the accompanying financial statements, in January 2020, which resulted in a gain due to the release of $760,000 for accrued liabilities in excess of paid claims. No such gain was recognized in Fiscal 2021.

Loss from continuing operations As a result of the explanations described above, the loss from continuing operations decreased by $63.1 million, or 69.8%, from a $90.5 million loss for Fiscal 2020 to a $27.4 million loss for Fiscal 2021. The decrease is due to non-recurring charges related to our recapitalization including expenses related to Preferred Options and convertible notes totaling $68.9 million in Fiscal 2020, offset by a $5.7 million increase in operating loss.

Discontinued operations

	For the Years Ended
	August 31, 2021	August 31, 2020
(Loss) Income from discontinued operations	(2,509,000)	(561,000)
Gain from asset sale	—	15,682,000

Gain/loss from discontinued operations. For Fiscal 2021, we recorded a loss primarily based upon our reassessment of our workers' compensation claims reserve associated with the clients that we transferred to Vensure in connection with the Vensure Asset Sale. For Fiscal 2020, we recorded both a loss from discontinued operations for the activity from September 1, 2019 until December 31, 2019 along with losses associated with additional workers’ compensation claims reserves for the period January 1, 2020 through August 31, 2020; and a gain on certain business-related assets sold in connection with the Vensure Asset Sale, as described above and in Note 3 to the accompanying financial statements.

Gain from Asset Sale. During Fiscal 2020, we recognized a gain of approximately $15,682,000 as a result of the Vensure Asset Sale, as described in Note 3 to the accompanying financial statements. No comparable transaction was recognized during Fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. Historically, we have funded ourselves either through cash flow from operations or the raising of capital through equity sales. If we are unable to obtain additional capital, we may not be able to make payments in a timely manner or otherwise fund our operations.

The COVID-19 pandemic continued to negatively impact worldwide economic activity through most of Fiscal 2021, including within the United States where our operations are based. While these negative impacts began to ameliorate during the latter portion of Fiscal 2021, prolonged workforce disruptions still negatively impacted sales for the majority of the fiscal year, as well as our overall liquidity.

As of the end of Fiscal 2021, we had cash of $1.5 million and a working capital deficit of $10.9 million. During Fiscal 2021, we used approximately $21.5 million of cash in our continuing operations and incurred recurring losses, resulting in an accumulated deficit of $149.3 million as of August 31, 2021.

The following table sets forth a summary of changes in cash flows for Fiscal 2021 and Fiscal 2020:

	For the year ended August 31,
	2021	2020
Net cash used in operating activities	(21,512,000)	(16,883,000)
Net cash provided by (used in) investing activities	(2,566,000)	9,353,000
Net cash provided by financing activities	20,974,000	10,272,000
Change in cash	$(3,104,000)	$2,742,000

The recurring losses, negative working capital and cash used in operations are indicators of substantial doubt as to our ability to continue as going concern for at least one year from issuance of the financial statements in this Form 10-K. Our plans to alleviate this substantial doubt are discussed below. These plans include raising additional capital to fund expansion of our operations, including the continued development and support of our HRIS platform, our SPAC sponsorship activities, and ShiftPixy Labs, as described above.

We believe that IHC, after completing its IBC, will generate significant revenues for us during our fiscal year ending August 31, 2022 (“Fiscal 2022”), provided that IHC successfully completes its IBC and we are able to enter into CSAs with IHC on favorable terms. Similarly, we believe that our future relationship with Vital and TechStackery will generate significant revenues to us, provided that each of these SPACs is able to launch its IPO and complete its IBC successfully, and we are able to enter into CSAs with each of these SPACs on favorable terms. We also believe that Firemark will generate additional payroll billings for us through contractual arrangements by which we are able to provide low-cost insurance product offerings to our clients, provided that Firemark is able to launch its IPO and complete its IBC successfully, and we are able to enter into a contractual relationship with Firemark on favorable terms.

We also expect our ShiftPixy Labs growth initiative to generate substantial cash flow once launched, by functioning as a state of the art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs. If successful, we believe that this initiative will produce sound businesses that provide recurring revenue to us through direct sales, as well as through utilization of the ShiftPixy Ecosystem, HRIS platform, and other human capital services that we provide. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to ShiftPixy in the future. We may also take equity stakes in various branded restaurants that we develop and operate with our partners through ShiftPixy Labs. Such ownership interests will be held to the extent that it is consistent with our continued existence as an operating company, and to the extent that we believe such ownership interests have the potential to create significant value for our shareholders.

Further, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry-back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to Section 2302 of the CARES Act, we are deferring payment of taxes totaling $223,000 and $318,000 until December 31, 2021 and December 31, 2022, respectively. These deferrals will allow us to preserve capital for use in our growth initiatives which, in turn, we expect to generate substantial revenue and cash flow to us if successful.

Also, as detailed above, we closed a private placement transaction with a large institutional investor on September 3, 2021, (immediately following the close of Fiscal 2021), which yielded proceeds to the Company of approximately $11.9 million net of fees and expenses. We expect to engage in additional sales of our securities during Fiscal 2022, either through registered public offerings or private placements, the proceeds of which we intend to use to fund our operations and growth initiatives.

Our management believes that our current cash position, (including the proceeds of the September 2021 private placement transaction), along with our anticipated revenue growth and proceeds from future sales of our securities, when combined with prudent expense management, will be sufficient to alleviate substantial doubt about our ability to continue as a going concern and to fund our operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on our balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, we may need to curtail certain aspects of our operations or expansion activities, consider the sale of additional assets, or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on terms advantageous to the Company, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.

Critical Accounting Policies and Estimates

See Note 2 in the accompanying consolidated financial statements.

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

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP measures that we use to manage our business, make planning decisions and allocate resources. These key financial measures provide an additional view of our operational performance over the long term and provide useful information that we use to maintain and grow our business. The presentation of these non-GAAP financial measures is intended to enhance the reader's understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures presented in accordance with GAAP.

Our revenue recognition policy differs for our EAS and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS clients, and revenues without reduction for labor costs for staffing clients. For Fiscal 2021, our gross billings from HCM and staffing services totaled approximately $63.8 million and $15.2 million (total of $79.0), representing 81% and 19% of our gross revenue, respectively. For Fiscal 2020, our gross billings were approximately $65.5 million from our HCM services, and our gross billings generated from staffing were immaterial. (We had no revenues generated from technology services during Fiscal 2020 or Fiscal 2021).

Gross billings represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers’ compensation premiums as well as administrative fees for our value-added services and other charges for workforce management support. Gross billings for our HCM services are a non-GAAP measurement that we believe to represent a key revenue-based operating metric, along with number of WSEs and number of clients. Active WSEs are defined as employees on our HRIS platform that have provided services for at least one of our clients for any reported period. Our primary profitability metrics are gross profit, and our primary driver of gross profit is administrative fees.

Reconciliation of GAAP to Non-GAAP Measure

Gross Billings to Net Revenues

The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the year Ended August 31,
	2021	2020
Gross Billings in millions	$79.0	$65.5
Less: Adjustment to Gross Billings	$55.6	$56.9
Revenues, in millions	$23.4	$8.6

The following table provides the key revenue and our primary gross profit driver used by management.

	2021	2020
Administrative Fees (in millions, unaudited)	$1.5	$1.3
Increase (Decrease), year over year (in millions)	0.3	—
Percentage Increase (Decrease), year over year	20.0%	(2.8)%
Administrative Fee % of Gross Billings	2.0%	2.0%
Average WSEs by year (unaudited)	3,000	3,100
Average Gross Billings per Average WSE	$26,372	$21,100

Our billed WSEs as of the end of Fiscal 2021 averaged approximately 3,000, which is consistent with continuous growth and recovery to our pre-pandemic levels. The increase in administrative fees was consistent with our billings growth over the same time period. The increase in average gross billings per WSE was due to growth in the higher wages commanded by our healthcare WSEs, as well as an increase in billings to our restaurant clients as their operations recovered from the worst effects of the COVID-19 pandemic.

Cancellation of Preferred Options

As disclosed in Note 17 to the accompanying financial statements, “Subsequent Events ”, we cancelled 11,790,000 of the remaining outstanding Preferred Options in October 2021. If the shares of our common stock underlying the conversion rights associated with these Preferred Options were eliminated, the resulting weighted average number of shares of our common stock outstanding for purposes of calculating earnings (loss) per share for Fiscal 2021 and Fiscal 2020 would be adjusted to 21,932,537 and 10,394,875, respectively, which would yield the following per share results on a pro forma basis :

AS REPORTED	For the year ended
	August 31, 2021	August 31, 2020
Net Loss per share, Basic and diluted
Continuing operations	$(0.81)	$(4.96)
Discontinued operations
Operating (loss) income	(0.07)	(0.03)
Gain on sale of assets	—	0.86
Total discontinued operations	(0.07)	0.83
Net Loss per share of common stock – Basic and diluted	$(0.88)	$(4.13)
Weighted average common stock outstanding – Basic and diluted	33,722,534	18,222,661

PRO-FORMA (Unaudited)	For the year ended
	August 31, 2021	August 31, 2020
Net Loss per share, Basic and diluted
Continuing operations	$(1.27)	$(8.70)
Discontinued operations
Operating (loss) income	(0.11)	(0.05)
Gain on sale of assets	—	1.51
Total discontinued operations	(0.11)	1.46
Net Loss per share of common stock – Basic and diluted	$(1.38)	$(7.24)
Weighted average common stock outstanding – Basic and diluted	21,932,537	10,394,875

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Periods Ended August 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ShiftPixy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShiftPixy (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

December 2, 2021

ShiftPixy Inc.

Consolidated Balance Sheets

	August 31, 2021	August 31, 2020
ASSETS
Current assets
Cash	$1,199,000	$4,303,000
Accounts receivable, net	498,000	308,000
Unbilled accounts receivable	2,741,000	2,303,000
Deposit – workers’ compensation	155,000	293,000
Prepaid expenses	605,000	723,000
Other current assets	126,000	73,000
Current assets of discontinued operations	356,000	1,030,000
Total current assets	5,680,000	9,033,000

Fixed assets, net	2,784,000	575,000
Note receivable, net	4,004,000	4,045,000
Deposits – workers’ compensation	386,000	736,000
Deposits and other assets	944,000	449,000
Deferred offering costs – SPACs (See Note 6)	48,261,000	—
Non-current assets of discontinued operations	883,000	2,582,000
Total assets	$62,942,000	$17,420,000

LIABILITIES AND EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and other accrued liabilities	$6,553,000	$3,831,000
Payroll related liabilities	7,876,000	5,752,000
Accrued workers’ compensation costs	663,000	497,000
Current liabilities of discontinued operations	1,516,000	1,746,000
Total current liabilities	16,608,000	11,826,000
Non-current liabilities
Accrued workers’ compensation costs	1,646,000	1,247,000
Non-current liabilities of discontinued operations	3,765,000	4,377,000
Total liabilities	22,019,000	17,450,000
Commitments and contingencies
ShiftPixy, Inc. Stockhoders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	—	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; 25,863,099 and 16,902,146 shares issued as of August 31, 2021 and August 31, 2020	3,000	1,000
Additional paid-in capital	142,786,000	119,431,000
Accumulated deficit	(149,338,000)	(119,462,000)
Total ShiftPixy, Inc. Stockholders’ Deficit	(6,549,000)	(30,000)
Non controlling interest in consolidated subsidiaries (See Note 6)	47,472,000	—
Total Equity (Deficit)	40,923,000	(30,000)
Total liabilities and Equity (Deficit)	$62,942,000	$17,420,000

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Operations

	For the year ended
	August 31, 2021	August 31, 2020
Revenues (gross billings of $79.0 million and $65.5 million less worksite employee payroll cost of $55.6 million and $56.9 million, respectively)	$23,420,000	$8,642,000
Cost of revenue	23,098,000	7,685,000
Gross profit	322,000	957,000

Operating expenses:

Salaries, wages, and payroll taxes	11,100,000	7,227,000
Stock-based compensation – general and administrative	1,594,000	1,526,000
Commissions	176,000	181,000
Professional fees	4,089,000	3,366,000
Software development - external	3,755,000	2,240,000
Depreciation and amortization	357,000	272,000
Impaired asset expense	—	3,543,000
General and administrative	6,596,000	4,180,000
Total operating expenses	27,667,000	22,535,000

Operating Loss	(27,345,000)	(21,578,000)

Other (expense) income:
Interest expense	(5,000)	(2,525,000)
Change in fair value of note receivable	—	(1,074,000)
Expense related to Preferred Options	—	(62,091,000)
Expense related to modification of warrants	—	(21,000)
Loss from debt conversion	—	(3,500,000)
Inducement loss	—	(624,000)
Loss on debt extinguishment	—	(1,592,000)
Change in fair value derivative and warrant liability	—	1,777,000
Other income	25,000	—
Gain on convertible note penalties accrual	—	760,000
Total other (expense) income	20,000	(68,890,000)
Loss from continuing operations before income taxes	(27,325,000)	(90,468,000)
Income tax expense	42,000	—
Loss from continuing operations	(27,367,000)	(90,468,000)
(Loss) Income from discontinued operations
(Loss) Income from discontinued operations	(2,509,000)	(561,000)
Gain from asset sale	—	15,682,000
Total Income (Loss) from discontinued operations, net of tax	(2,509,000)	15,121,000

Net loss	$(29,876,000)	$(75,347,000)

Net Loss per share, Basic and diluted
Continuing operations	$(0.81)	$(4.96)
Discontinued operations
Operating (loss) income	(0.07)	(0.03)
Gain on sale of assets	—	0.86
Total discontinued operations	(0.07)	0.83
Net Loss per share of common stock – Basic and diluted	$(0.88)	$(4.13)

Weighted average common stock outstanding – Basic and diluted	33,722,534	18,222,661

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Equity (Deficit)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Deficit ShiftPixy Inc	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	stock	Deficit	stock - holders	interest	(Deficit)
Balance, September 1, 2019	—	$—	909,222	$—	$32,505,000	$(325,000)	$(44,115,000)	$(11,935,000)	—	$(11,935,000)
Treasury stock retired	—	—	(13,953)	—	(325,000)	325,000	—	—	—	—
Common stock issued for note exchange	—	—	21,750	—	200,000	—	—	200,000	—	200,000
Common stock issued for services rendered	—	—	856	—	75,000	—	—	75,000	—	75,000
Common stock issued for warrant exercise	—	—	6,275	—	33,000	—	—	33,000	—	33,000
Common stock issued for underwritten offering, net of offering costs	—	—	2,472,500	—	11,478,000	—	—	11,478,000	—	11,478,000
Common stock issued upon conversion of convertible notes and interest	—	—	589,695	—	6,238,000	—	—	6,238,000	—	6,238,000
Reclassification of derivative liabilities to paid in capital	—	—	—	—	1,979,000	—	—	1,979,000	—	1,979,000
Inducement loss on note conversions	—	—	38,658	—	624,000	—	—	624,000	—	624,000
Common stock issued for warrant exchange	—	—	82,653	—	552,000	—	—	552,000	—	552,000
Allocated fair value of beneficial conversion feature – exchanged notes payable	—	—	—	—	653,000	—	—	653,000	—	653,000
Allocated fair value of warrants issued – exchanged notes payable	—	—	—	—	2,006,000	—	—	2,006,000	—	2,006,000
Stock-based compensation expense	—	—	—	—	1,300,000	—	—	1,300,000	—	1,300,000
Modification of warrants	—	—	—	—	22,000	—	—	22,000	—	22,000
Expense related to Preferred Options	—	—	—	—	62,091,000	—	—	62,091,000	—	62,091,000
Preferred stock issued for Preferred Option exercise	12,794,490	1,000	—	—	—	—	—	1,000	—	1,000
Common stock issued for preferred stock exchange	(12,794,490)	(1,000)	12,794,490	1,000	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(75,347,000)	(75,347,000)	—	(75,347,000)
Balance, August 31, 2020	—	$—	16,902,146	$1,000	$119,431,000	$—	$(119,462,000)	$(30,000)	$—	$(30,000)
Common stock issued for private placement, including exercise of prefunded warrants net of offering costs	—	—	4,948,453	2,000	11,060,000	—	—	11,062,000	—	11,062,000
Common stock issued for underwritten public offering, net of offering costs	—	—	4,000,000	—	10,701,000	—	—	10,701,000	—	10,701,000
Stock-based compensation expense	—	—	—	—	1,594,000	—	—	1,594,000	—	1,594,000
Preferred stock issued for Preferred Option exercise	12,500	—	—	—	—	—	—	—	—	—
Common stock issued for preferred stock exchange	(12,500)	—	12,500	—	—	—	—	—	—	—
Excess fair value of SPACs Founder shares transferred to underwriter	—	—	—	—	—	—	—	—	47,472,000	47,472,000
Net Loss	—	—	—	—	—	—	(29,876,000)	(29,876,000)	—	(29,876,000)
Balance, August 31, 2021	—	$—	25,863,099	$3,000	$142,786,000	$—	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	August 31, 2021	August 31, 2020
OPERATING ACTIVITIES
Net Loss	$(29,876,000)	$(75,347,000)
Income (loss) from discontinued operations	(2,509,000)	15,121,000
Net loss from continuing operations	(27,367,000)	(90,468,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Bad debt expense	45,000	—
Expense related to Preferred Options	—	62,091,000
Depreciation and amortization	357,000	272,000
Impaired asset expense	—	3,543,000
Gain on convertible note penalties accrual	—	(760,000)
Amortization of debt discount and debt issuance cost	—	6,749,000
Stock issued for services	—	75,000
Stock-based compensation- general and administrative	1,594,000	1,300,000
Expense related to warrant modification	—	22,000
Inducement loss on note conversions	—	624,000
Expense related to warrant exchange	—	552,000
Change in fair value of note receivable	41,000	1,074,000
Non-cash interest	—	—
Change in fair value of derivative and warrant liability	—	(1,777,000)
Changes in operating assets and liabilities
Accounts receivable	(235,000)	(223,000)
Unbilled accounts receivable	(438,000)	(885,000)
Prepaid expenses	65,000	(374,000)
Other current assets	—	171,000
Deposits – workers’ compensation	488,000	(40,000)
Deposits and other assets	(495,000)	(325,000)
Accounts payable	2,722,000	(623,000)
Payroll related liabilities	2,124,000	3,193,000
Accrued workers’ compensation	565,000	984,000
Other current liabilities	—	(803,000)
Total Adjustments	6,833,000	74,840,000
Net cash used in continuing operating activities	(20,534,000)	(15,628,000)
Net cash provided by discontinued operating activities	(978,000)	(1,255,000)
Net cash used in operating activities	(21,512,000)	(16,883,000)
INVESTING ACTIVITIES
Purchase of fixed assets	(2,566,000)	(235,000)
Proceeds from working capital adjustment – sale of assets	—	88,000
Proceeds from sale of assets	—	9,500,000
Net cash provided by (used in) investing activities	(2,566,000)	9,353,000
FINANCING ACTIVITIES
Deferred offering costs	(789,000)	—
Proceeds from Public offering, net of offering costs	10,701,000	11,479,000
Proceeds from PIPE offering, net of offering costs	11,062,000	—
Repayment of convertible notes	—	(1,240,000)
Proceeds from exercise of warrants	—	33,000
Net cash provided by financing activities	20,974,000	10,272,000

Net increase (decrease) in cash	(3,104,000)	2,742,000
Cash - Beginning of Year	4,303,000	1,561,000
Cash -End of Year	$1,199,000	$4,303,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$14,000	$315,000

Income taxes	4,000	—
Non-cash Investing and Financing Activities:
Excess fair value of SPACs founder shares transferred to underwriter	$47,472,000	$—
Conversion of debt and accrued interest into common stock	—	6,238,000
Common stock issued for note exchange	—	200,000
Additional principal issued for note exchange	—	433,000
Interest capitalized into notes receivable	—	59,000
Common stock issued in exchange for warrants	—	552,000
Discount recorded for asset sale note receivable	—	1,818,000
Reclassification of derivative liabilities to paid in capital	$—	$1,979,000

See accompanying notes to these consolidated financial statements.

ShiftPixy, Inc.

Notes to the Consolidated Financial Statements

August 31, 2021

Note 1: Nature of Operations

ShiftPixy, Inc. was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized Human Capital service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant industry in Southern California, but has begun to expand into other geographic areas and industries employing temporary or part-time labor sources.

The Company functions as an employment administrative services (“EAS”) provider primarily through its wholly-owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), as well as a staffing provider through another of its wholly-owned subsidiaries, ShiftPixy Staffing, Inc (“Staffing”). These subsidiaries provide a variety of services to our clients, (as a co-employer through HCM and a direct employer through Staffing), including the following: administrative services, payroll processing, human resources consulting, and workers’ compensation administration and coverage (as permitted and/or required by state law). The Company has built a human resources information systems (“HRIS”) platform to assist in customer acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). This HRIS platform is expected to facilitate additional value-added services in future reporting periods.

In January 2020, the Company sold the assets of Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of the Company, pursuant to which it assigned the majority of the Company’s billable clients at the time of the sale to a third party for cash. The continuing impact of this transaction on the Company’s financial statements is described below in Note 3, Discontinued Operations.

On March 31, 2021, shareholders representing a majority of the Company’s outstanding shares of capital stock approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) making the federal district courts of the United States the exclusive forum for the resolution of any complaint asserting a cause of action against the Company arising under the Securities Act of 1933, as amended. On May 13, 2021, the Company filed the Amendment with the Wyoming Secretary of State.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Company and its wholly-owned and majority owned subsidiaries have been consolidated in the accompanying financial statements. All intercompany balances have been eliminated in consolidation. The amount of net loss attributable to minority interests of majority owned subsidiaries was de minimus for Fiscal 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•	Valuation expense related to Preferred Options (as defined below);

•	Liability for legal contingencies;

•	Useful lives of property and equipment;

•	Assumptions made in valuing embedded derivatives and freestanding equity-linked instruments classified as liabilities;

•	Deferred income taxes and related valuation allowance;

•	Valuation of illiquid noncontrolling interest in SPAC shares transferred;

•	Valuation of long-lived assets including long term notes receivable prior to January 1, 2021; and

•	Projected development of workers’ compensation claims.

Revenue and Direct Cost Recognition

For the year ended August 31, 2021, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and superseded most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition policies remained substantially unchanged as a result of the adoption of ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.

The Company’s revenues are primarily disaggregated in fees for providing staffing solutions and EAS/human capital management services. The Company enters into contracts with its clients for staffing or EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 30 days’ written notice. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. The Company uses the output method based on a stated rate and price over the payroll processed to recognize revenue, as the value to the client of the goods or services transferred to date appropriately depicts our performance towards complete satisfaction of the performance obligation.

Staffing Solutions

The Company records gross billings as revenues for its staffing solutions clients. The Company is primarily responsible for fulfilling the staffing solutions services and has discretion in establishing price. The Company includes the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with these services. As a result, we are the principal in this arrangement for revenue recognition purposes. For Fiscal 2020, the Company recognized no revenues that should have been evaluated under a staffing solutions model.

EAS Solutions

EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers’ compensation premiums.

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were $2,741,000 and $2,303,000, as of August 31, 2021 and August 31, 2020, respectively.

Consistent with the Company’s revenue recognition policy for EAS clients, direct costs do not include the payroll cost of its WSEs. The cost of revenue associated with the Company’s revenue generating activities is primarily comprised of all other costs related to its WSEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

The fees collected from the worksite employers for benefits (i.e. zero-margin benefits pass-through), workers’ compensation and state unemployment taxes are presented in revenues and the associated costs of benefits, workers’ compensation and state unemployment taxes are included in operating expenses for EAS clients, as the Company does retain risk and acts as a principal with respect to this aspect of the arrangement. With respect to these fees, the Company is primarily responsible for fulfilling the service and has discretion in establishing price.

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The disaggregated Company revenue for Fiscal 2021 and Fiscal 2020 was as follows:

Revenue (in millions):	2021	2020
HCM[1]	$8.2	$8.6
Staffing	15.2	—
	$23.4	$8.6

1 HCM revenue is presented net, $63.8 million gross less worksite employees payroll cost of 55.6 million for Fiscal 2021 and $65.5 million gross less worksite employees payroll cost of $56.9 million in Fiscal 2020.

During Fiscal 2021 the Company announced the launch of ShiftPixy Labs and expects to generate revenue from this initiative in Fiscal 2022.

For Fiscal 2021 and Fiscal 2020, the following geographical regions represented more than 10% of total revenues:

Region:	2021	2020
California	70.3%	78.2%
Washington	10.8%	11.6%

Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under ASU No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 days’ notice. These costs are recorded in commissions in the Company’s Consolidated Statements of Operations.

Segment Reporting

Prior to Fiscal 2021, the Company operated as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2021, the Company entered into new business lines and geographic areas that, to date, are not material. However, with the migration to Staffing during the fiscal quarter ending May 31, 2021, the Company expects to manage the business on a segmented basis in the future and will therefore report such information once systems and processes are updated accordingly.  Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively.  See also Disaggregation of Revenue, above.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of August 31, 2021 or August 31, 2020.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances. As of August 31, 2021, there was $891,000 of cash on deposit in excess of the amounts insured by the FDIC.

The Company had two and zero individual clients that represented more than 10% of its annual revenues in Fiscal 2021 and Fiscal 2020, respectively. Four clients represented 94% of total accounts receivable at August 31, 2021, compared to three clients representing approximately 92% of its total accounts receivable at August 31, 2020.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Equipment:	5 years
Furnitures & Fixtures:	5 - 7 years
Leasehold improvements – shorter of the useful life or the remaining lease term, typically 5 years

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

The Company determined that there were no material internal software development costs for Fiscal 2021 or Fiscal 2020. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. We recorded an expense related to asset impairment of $0 and $3,543,000 for Fiscal 2021 and Fiscal 2020, respectively.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy through Everest National Insurance Company, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company is currently engaged in litigation regarding such a demand for additional premium payments as discussed at Note 16, Contingencies, Everest Litigation, below.

Sunz Program

From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Company. Under this program, the Company has financial responsibility for the first $500,000 of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in its consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, as discussed at Note 16, Contingencies, Sunz Litigation, below.

Balance Sheet Items Related To Workers’ Compensation

Under both the Everest and Sunz Programs, the Company utilized a third-party to estimate its loss development rate, which is based primarily upon the nature of WSE job responsibilities, the location of WSEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the assumptions resulting from changes in actual claims experience and other trends are incorporated into its workers’ compensation claims cost estimates.

As of August 31, 2021, the Company had $155,000 in Deposit – workers’ compensation classified as a short-term asset and $386,000 classified as a long-term asset.

The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2021, the Company had short term accrued workers’ compensation costs of $663,000 and long term accrued workers’ compensation costs of $1,646,000

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, part of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below.  As of August 31, 2021, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of August 31, 2021, the Company had $356,000 in short term assets and $1,516,000 of short term liabilities, and had $883,000 of long term assets and $3,765,000 of long term liabilities.

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

Derivative Financial Instruments

When a Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirement to be treated as a derivative based on an analysis of the following: a) the settlement amount is determined by one or more underlying factors, typically the price of the Company’s stock; b) the settlement amount is determined by one or more notional amounts or payments provisions or both, generally the number of shares upon conversion; c) there is no initial net investment, which typically excludes the amount borrowed; and d) there is a net settlement provision, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares. When the Company issues warrants to purchase its common stock, it evaluates whether they meet the requirements to be treated as derivatives. Generally, warrants are treated as derivatives if the provisions of the warrant agreements create uncertainty as to: a) the number of shares to be issued upon exercise, or b) whether shares may be issued upon exercise. If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, the Company estimates the fair value of the derivative liability using the lattice-based option valuation model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreements are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2021 and August 31, 2020, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Convertible notes approximated fair value based on comparison of terms from similar instruments in the marketplace. Notes Receivable is valued at estimated fair value as described below.

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

•	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2: Inputs to the valuation methodology include:

◦	Quoted prices for similar assets or liabilities in active markets;

◦	Quoted prices for identical or similar assets or liabilities in inactive markets;

◦	Inputs other than quoted prices that are observable for the asset or liability;

◦	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

◦	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not have any Level 1 or Level 2 assets or liabilities at August 31, 2021 or August 31, 2020 . The Company recorded expense related to Preferred Options (as defined below) in the year ended August 31, 2020 using Level 2 fair value measurements. See Note 11, Stockholders' Equity , below, for assumptions used for this valuation. We recorded the fair value of the SPAC founder shares that the Company transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of our sponsored SPACs being consummated.. See also Note 6, Deferred Offering Costs – SPACS, below.

The valuation of the Note Receivable (as defined below) from the Vensure Asset Sale (as defined below) and the derivative liabilities associated with its March 2019 convertible notes (see Note 10, Senior Convertible Notes Payable ) consisting of conversion feature derivatives and warrants, is a Level 3 fair value measurement as of August 31, 2020 and through December 31, 2020 (end of the earnout period as defined under the terms of the Note Receivable).

The Note Receivable, as described in Note 3, Discontinued Operations , below, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate, and on August 31, 2020 and through December 31, 2020 using a 15% discount rate, which contemplates the risk and probability assessments of the expected future cash flows. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the Vensure Asset Sale, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. For Fiscal 2020, the expected cash payments from the Note Receivable were based on estimated gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale as of the measurement date.

The Company used the following assumptions to value the Note Receivable as of August 31, 2020:

· Discount rate of 15%

· Actual monthly wages billed to the extent available to the Company

For interim reporting periods after December 31, 2020 and as of August 31, 2021, the Company valued the Note Receivable as discussed in Note 3, Discontinued Operations, below.

The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 in Fiscal 2021.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of August 31, 2020:

	March 2020 Conversion Feature	March 2020 Warrant Liability	Total
Balance at August 31, 2019	$2,852,000	$904,000	$3,756,000
Reclassification to APIC due to note settlements, exchanges or conversions	(1,784,000)	(195,000)	(1,979,000)
Change in fair value	(1,068,000)	(709,000)	(1,777,000)
Balance at August 31, 2020	$—	$—	$—

The Company had no derivative liabilities as of August 31, 2021 or August 31, 2020, since all of the Company's convertible notes outstanding were converted to equity or repaid, any warrants requiring accounting as derivatives were exchanged for shares of common stock, and new warrant issuances do not require derivative liability accounting treatment. As of August 31, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures and the fair value of the warrant liabilities based on weighted probabilities of assumptions used in the Lattice-based option valuation model. The key valuation assumptions used consist, in part, of the price of the common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the common stock, all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The Company used the following assumptions to estimate fair value of the derivatives in March 2020 prior to the amendments and exchanges for the convertible notes and warrants:

	March 2020 Conversion Feature	March 2020 Warrant Liability
Risk free rate	0.08-0.17	1.6%
Market price per share	$6.68	$6.68
Life of instrument in years	0.47-1.15	4.0
Volatility	117-139	102%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended August 31, 2021 and August 31, 2020, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Internal-Use Software

During Fiscal 2021 and Fiscal 2020, the Company incurred both internal and external research and development costs for its software development of approximately $6,802,000 and $4,165,000, respectively, of which $2,649,000 and $1,674,000, respectively, are included in salaries, wages and payroll taxes. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application and consist of internal salaries, outsourced contractor costs and other specific research and development expenses. In addition, no software costs were capitalized for Fiscal 2021 and Fiscal 2020, respectively.

Advertising Costs

The Company expenses all advertising as incurred. The Company recorded expenses totaling $2,597,000 and $646,000 for Fiscal 2021 and Fiscal 2020, respectively.

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

Stock-Based Compensation

As of August 31, 2021 and August 31, 2020, the Company had one stock-based compensation plan under which the Company may issue both share and stock option awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at their fair values.

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

Following the adoption of Accounting Standards Update (“ASU”) 2016-9, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

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

The number used for the weighted average number of shares of common stock outstanding for the earnings per share for the Fiscal 2021 and Fiscal 2020 was increased by 11,827,570 and 24,634,560, respectively. This increase reflects the inclusion of common stock issuable upon full exercise of options to purchase a similar number of preferred shares and full conversion of those shares of preferred stock to shares of common stock. The Preferred Option (as defined below) was deemed to be exercisable into preferred shares on January 1, 2020, the effective date of the Vensure Asset Sale as described in Note 3, Discontinued Operations, below. The one to one ratio of conversion of shares of preferred stock to shares of common stock was set on March 25, 2020, as described in Note 11, Stockholders’ Equity, below. Between March 25, 2020 and August 31, 2020, and between August 31, 2020 and August 31, 2021, 12,794,790 and 12,500 of the 24,634,560 Preferred Options issued were exercised into a like number of shares of preferred stock and immediately exchanged for a like number of shares of common stock. In October 2021, as described in Note 17, Subsequent Events, below, the Company cancelled 11,790,000 of the remaining outstanding Preferred Options prior to their exercise. If the underlying share count associated with the cancelled Preferred Options were removed from the share count used in the Company's earnings (loss) per share calculation, the weighted average number of shares of common stock outstanding for Fiscal 2021 and Fiscal 2020 would have been adjusted to 21,932,537 and 10,394,875, respectively.

Securities used in, or that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, consist of the following:

	For the Year Ended August 31, 2021	For the Year Ended August 31, 2020
Options	1,776,115	1,398,740
Warrants	9,592,086	1,896,209
Total potentially dilutive shares	11,368,201	3,294,949

Preferred Options are excluded from the potentially dilutive shares in the table above since they are included in the weighted average outstanding share count for the basic earnings per share calculation.

Treasury Stock

Treasury stock represents shares of common stock provided to the Company in satisfaction of the related party advance described in Note 13, Related Parties, below. Shares of common stock provided are recorded at cost as treasury stock. No treasury stock was outstanding as of August 31, 2021 or August 31, 2020, as the Company retired all of its treasury stock outstanding during Fiscal 2020. Any treasury stock retired is recorded as additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-2, Leases. The new standard requires that a lessee recognize assets and liabilities on the balance sheet for leases with terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification of the lease as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The updated effective date will be for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption. The Company expects to adopt the guidance using the modified retrospective method.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (“Topic 740”). The amendments in this update simplify the accounting for income taxes by removing certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt the guidance when it becomes effective.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption

In May 2021, the FASB issued ASU 2021-4 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance and is currently finalizing its analysis of the financial impact of the adoption.

In August 2020, the FASB issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company does not expect the adoption of ASU 2020-6 to have any material impact on its consolidated financial statements.

Note 3 – Discontinued Operations

On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and transferring $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement, to a wholly owned subsidiary of Vensure (the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was scheduled to be paid out in equal monthly payments over the four years following the closing of the transaction (the “Note Receivable”), subject to adjustments for working capital and customer retention, (as measured by a gross wage guarantee included in the governing agreement), over the twelve month period following the Vensure Asset Sale.

For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Acounting Policies, above. For Fiscal 2021, the Company recorded the Note Receivable based on the estimate of expected collections based on additional information obtained through discussions with Vensure and evaluation of our records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments.The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 16, Contingencies, Vensure Litigation, below.

The following is a reconciliation of the gross proceeds to the net Note Receivable from the Vensure Asset Sale as presented on the Company’s consolidated balance sheet for Fiscal 2021.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Gross note receivable	$9,500,000
Less: Transaction reconciliation – estimated working capital adjustment	(2,604,000)
Adjusted note receivable	6,896,000
Less: Reserve for estimated potential claims	(2,892,000)
Long-term note receivable	$4,004,000

The entire Note Receivable is recorded as a long term note receivable as of August 31, 2021. Any adjustments to the Note Receivable are applied against payments in the order they are due to be paid. As such, the estimates of the working capital and reserves for estimated potential claims would not result in any cash payments due to the Company until Fiscal 2022.

The Vensure Asset Sale generated a gain of $15.6 million for Fiscal 2020. The Company expected a minimal tax impact from the Vensure Asset Sale as it utilized its net operating losses accumulated since inception to offset the gain resulting from discontinued operations tax provision with a corresponding offset to the valuation allowance.

The Vensure Asset Sale met the criteria of discontinued operations set forth in ASC 205 and as such the Company has reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations for all periods presented.

The terms of the Vensure Asset Sale call for adjustments to the Note Receivable either for: (i) working capital adjustments or (ii) in the event that the gross wages of the business transferred is less than the required amount.

(i) Working capital adjustments: Through August 31, 2021, the Company has identified $2.6 million of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of August 31, 2021, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of August 31, 2021 represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during Fiscal 2021. No additional adjustment was made during Fiscal 2021.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	August 31, 2021	August 31, 2020
Cash	$—	$—
Accounts receivable and unbilled account receivable	—	—
Prepaid expenses and other current assets	—	—
Deposits – workers’ compensation	356,000	1,030,000
Total current assets	356,000	1,030,000
Fixed assets, net	—	—
Deposits – workers’ compensation	883,000	2,582,000
Total assets	$1,239,000	$3,612,000

Accounts payable and other current liabilities	$—	$—
Payroll related liabilities	—	—
Accrued workers’ compensation cost	1,516,000	1,746,000
Total current liabilities	1,516,000	1,746,000
Accrued workers’ compensation cost	5,411,000	4,377,000
Total liabilities	6,927,000	6,123,000

Net liability	$(5,688,000)	$(2,511,000)

Reported results for the discontinued operations by period were as follows:

	For the Year Ended
	August 31, 2021	August 31, 2020
Revenues (gross billings of $120.7 million less WSE payroll cost of $103.0 million, respectively for the year ended August 31, 2020)	$—	$17,632,000
Cost of revenue	2,509,000	16,899,000
Gross profit	(2,509,000)	733,000

Operating expenses:
Salaries, wages and payroll taxes	—	553,000
Commissions	—	741,000
Total operating expenses	—	1,294,000

(Loss) income from discontinued operations	$(2,509,000)	$(561,000)

During Fiscal 2021, the Company recorded net operating loss from discontinued operations totaling $8,632,000 that were fully reserved. During Fiscal 2020, the Company utilized fully reserved net operating loss carryforwards of approximately $15,669,000 to offset income from discontinued operations. The components of income tax expense for discontinued operations are as follows:

	For the Year Ended August 31,
	2021	2020
Provision for income tax expense
Federal tax expense	$(500,000)	$3,436,000
State tax expense	(129,000)	1,565,000
Total tax expense	(629,000)	5,001,000
Tax benefit for utilization of tax loss carryforwards	629,000	(5,001,000)
Provision for income tax expense from discontinued operations	$—	$—

Note 4: Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. Historically, the Company has funded itself either through cash flow from operations or the raising of capital through equity sales. If the Company is unable to obtain additional capital, it may not be able to make payments in a timely manner or otherwise fund its operations.

The COVID-19 pandemic continued to negatively impact worldwide economic activity through most of Fiscal 2021, including within the United States where our operations are based. While these negative impacts began to ameliorate during the latter portion of Fiscal 2021, prolonged workforce disruptions still negatively impacted sales for the majority of the fiscal year, as well as the Company’s overall liquidity.

As of the end of Fiscal 2021, the Company had cash of $1.5 million and a working capital deficit of $10.9 million. During Fiscal 2021, the Company used approximately $21.5 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $149.3 million as of August 31, 2021.

The following table sets forth a summary of changes in cash flows for Fiscal 2021 and Fiscal 2020:

	For the year ended August 31,
	2021	2020
Net cash used in operating activities	$(21,512,000)	$(16,883,000.00)
Net cash provided by (used in) investing activities	(2,566,000)	9,353,000
Net cash provided by financing activities	20,974,000	10,272,000
Change in cash	$(3,104,000)	$2,742,000

The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as going concern for at least one year from issuance of these financial statements. The Company’s plans to alleviate this substantial doubt include raising additional capital to fund expansion of its operations, including the continued development and support of its HRIS platform, its SPAC sponsorship activities, and its ShiftPixy Labs growth initiatives.

The Company closed a private placement transaction with a large institutional investor on September 3, 2021, (immediately following the close of Fiscal 2021), which yielded proceeds to the Company of approximately $11.9 million net of fees and expenses. The Company expects to engage in additional sales of its securities during Fiscal 2022, either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives.

If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.

Note 5: Accounts Receivable

Accounts receivable represent outstanding gross billings to clients, and are reported net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision, based on its past experiences, for other potentially uncollectible amounts. The provision for doubtful accounts during Fiscal 2021 and Fiscal 2020 was not material. Write-offs for Fiscal 2021 and Fiscal 2020 were $45,000 and $0, respectively.

The Company makes an accrual at the end of each accounting period for the obligations associated with the earned but unpaid wages of its WSEs and for the accrued gross billings associated with such wages. These accruals are included in unbilled accounts receivable. The Company generally requires clients to pay invoices for service fees no later than 1 day prior to the applicable payroll date. As such, the Company generally does not require collateral.

Note 6: Deferred Offering Costs - SPACs

During Fiscal 2021, the Company incurred professional fees related to the filing of registration statements for the IPOs of four SPACs. The Company also transferred certain Founder Shares of those SPACs to a third party which created a non-controlling interest in those entities. These Founder Shares of common stock were transferred to the SPACs’ underwriter representative (the “Representative”) at below fair market value, resulting in compensation and therefore deferred offering costs for the SPACs, and the creation of a minority interest. The non-controlling interest is recorded as a minority interest on the Company’s Balance Sheet and Statement of Equity for Fiscal 2021. There were no similar transactions for Fiscal 2020.

As of August 31, 2021, Deferred offering costs - SPACs totaled $48,261,000, consisting of $789,000 in legal and accounting fees related to the SPACs’ IPOs and $47,472,000 related to the non-controlling interest in consolidated subsidiaries.

The non-controlling interest – deferred offering costs represents the estimated value of a portion of our Founder Shares in each of the following SPACs that we received as a result of our sponsorship as follows: (i) 2,000,000 shares of IHC common stock; (ii) 2,000,000 shares of TechStackery common stock; (iii) 2,000,000 shares of Vital common stock; and (iv) 4,000,000 shares of Firemark common stock. These shares were sold or transferred to the Representative on April 22, 2021 at a price below the fair market value of the shares and which is considered deferred compensation. We estimate the total value of the 10,000,000 shares transferred, which represents deferred compensation to the Representative, to be $47,472,000, or $4.7472 per share. We arrived at this valuation by reference to similar SPAC IPO transactions, as set forth below:

1.	Consistent with most SPAC IPOs, the market price of units (consisting of some combination of common stock and warrants) sold to the public in a SPAC IPO is $10 per unit.

2.	We have valued the warrant portion of each Unit at $0.75. Deducting this value from the Unit yields a value of $9.25 per common share at the time of the IPO, which we have applied to the value of each of the Founder Shares that we issued to the Representative.

3.	We have applied a further discount of 48.8%, which is a blended discount designed to reflect the following contingencies and uncertainties: (a) 20% probability that the SPAC IPOs are never consummated; (b) 20% probability that none of our sponsored SPACs successfully completed their IBC; and (c) 21% additional discounts to account for future sponsor and Representative concessions, as well as the possibility of decrease in the value of the common stock of each SPAC.

Note 7: Fixed Assets

Fixed assets consisted of the following at August 31, 2021 and August 31, 2020:

	August 31, 2021	August 31, 2020
Equipment	$2,386,000	$576,000
Furniture & fixtures	599,000	348,000
Leasehold improvements	545,000	41,000
	3,530,000	965,000
Accumulated depreciation & amortization	(746,000)	(390,000)
Fixed assets, net	$2,784,000	$575,000

Depreciation and amortization expense for Fiscal 2021 and Fiscal 2020 was $357,000 and $272,000, respectively.

Included in the equipment balance at August 31, 2021 is $961,000 of equipment purchased but not placed in service.

Software consists primarily of customized software purchased from third party providers, which is incorporated into the Company’s HRIS platform and related mobile application. No software cost was capitalized during Fiscal 2021. For Fiscal 2020, the Company recorded $3,737,000 of capitalized software cost, which was impaired during the year.

The Company has evaluated certain development costs of its software solution in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. For Fiscal 2021 and Fiscal 2020, no internally developed software was capitalized. A substantial portion of the capitalized software is attributable to a third party with whom the Company is engaged in litigation described below in Note 16, Contingencies, Kadima Litigation. During Fiscal 2021, the Company evaluated its capitalized software costs in the context of the procedural status and progress of this litigation. Based on this evaluation, and the Company’s estimate of the timeline for the resolution of this matter, the Company determined the capital software costs related to certain of the applications not in use to be impaired.

Note 8: Workers’ Compensation

The Company had three workers’ compensation programs in effect at various points during Fiscal 2021 and Fiscal 2020. The Everest program covered corporate employees and WSEs from July 1, 2017 through June 30, 2018 and the SUNZ program covered corporate employees and WSEs from July 1, 2018 through February 28, 2021.

Effective March 1, 2021, the Company migrated its clients to a guaranteed cost program, pursuant to which the Company’s financial responsibility is limited to the cost of the workers’ compensation premium. The Company funds the workers’ compensation premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. Any final adjustments to the premiums are based on the final audited exposure multiplied by the applicable rates, classifications, experience modifications and any other associated rating criteria.

The following table summarizes the workers’ compensation deposit from continuing operations for Fiscal 2021 and Fiscal 2020:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2019	$—	1,827,000	$1,827,000
Premiums paid	—	—	—
Paid in deposits	—	601,000	601,000
Claim losses	—	(1,399,000)	(1,399,000)
Deposit refund	—	—	—
Workers’ Comp Deposit at August 31, 2020	$—	1,029,000	$1,029,000
Paid in deposits	—	446,000	446,000
Claim losses	—	(934,000)	(934,000)
Workers’ Comp Deposit at August 31, 2021	—	541,000	541,000
Less Current Amount	—	(155,000)	(155,000)
Long Term Balance at August 31, 2021	$—	386,000	$386,000

The following table summarizes the workers’ compensation deposit from discontinued operations for Fiscal 2021 and Fiscal 2020:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2019	$—	6,411,000	$6,411,000
Premiums paid	—	—	—
Paid in deposits	—	2,107,000	2,107,000
Claim losses	—	(4,907,000)	(4,907,000)
Deposit refund	—	—	—
Workers’ Comp Deposit at August 31, 2020	$—	3,611,000	$3,611,000
Paid in deposits	—	1,062,000	1,062,000
Claim losses	—	(3,434,000)	(3,434,000)
Workers’ Comp Deposit at August 31, 2021	—	1,239,000	1,239,000
Less Current Amount	—	(356,000)	(356,000)
Long Term Balance at August 31, 2021	$—	883,000	$883,000

The following table summarizes the accrued workers’ compensation liability from continuing operations for Fiscal 2021 and Fiscal 2020:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2019	$94,000	1,312,000	$1,406,000
Claim loss development	110,000	1,628,000	1,738,000
Paid in losses	—	(1,399,000)	(1,399,000)
Workers’ Comp Liability at August 31, 2020	$204,000	1,541,000	$1,745,000
Claim loss development	50,000	1,273,000	1,323,000
Paid in losses	—	(760,000)	(760,000)
Workers’ Comp Liability at August 31, 2021	254,000	2,054,000	2,308,000
Less Current Amount	(133,000)	(530,000)	(663,000)
Long Term Balance at August 31, 2021	$121,000	1,524,000	$1,645,000

The following table summarizes the accrued workers’ compensation liability from discontinued operations for Fiscal 2021 and Fiscal 2020:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2019	$329,000	4,601,000	$4,930,000
Claim loss development	388,000	5,711,000	6,099,000
Paid in losses	—	(4,907,000)	(4,907,000)
Workers’ Comp Liability at August 31, 2020	$717,000	5,405,000	$6,122,000
Claim loss development	103,000	2,639,000	2,742,000
Paid in losses	—	(3,583,000)	(3,583,000)
Workers’ Comp Liability at August 31, 2021	820,000	4,461,000	5,281,000
Less Current Amount	(275,000)	(1,240,000)	(1,515,000)
Long Term Balance at August 31, 2021	$545,000	3,221,000	$3,766,000

Note 9: Accrued Payroll and Related Liabilities

Accrued payroll liabilities consisted of the following at August 31, 2021 and August 31, 2020:

	August 31, 2021	August 31, 2020
Accrued Payroll	$2,438,000	$1,970,000
Accrued Payroll Taxes	4,758,000	3,325,000
Corporate employee accrued paid time off	680,000	457,000
Accrued Payroll and related liabilities	$7,876,000	$5,752,000

Accrued payroll and accrued payroll taxes represent payroll liabilities associated with the Company’s WSEs as well as its corporate employees.

Note 10: Senior Convertible Notes Payable

The Company has issued four series of senior secured convertible notes payable (collectively, the “Senior Convertible Notes”). In general, each series is convertible into shares of common stock. During Fiscal 2020, the Company entered into a series of note amendments, exchanges, and settlements resulting in the resolution of the default conditions and subsequent repayment or conversion of all Senior Convertible Notes that had been declared in default in 2019.

Three of the Company’s five institutional investors had filed litigation and the Senior Convertible Notes were considered to be in default as of August 31, 2019. See also Note 16, Contingencies, below, for additional information on the litigation related to the Senior Convertible Notes.

During Fiscal 2020, the Company resolved all litigation with three of its five institutional investors repaying in cash or converting into common stock its outstanding notes and all of the Senior Convertible Notes.

On August 31, 2019, the Company had gross principal of$6,808,000 outstanding, representing:

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

On December 6, 2019, the Company entered into an exchange agreement with the holder of $2,445,000 of its March 2019 Notes and $222,000 of its December 2018 Notes for new senior convertible notes (the “December 2019 Exchange Notes”). The December 2019 Exchange Notes and the related warrant and note conversion agreement revised the conversion price of the holder’s December 2018 Notes and March 2019 Notes to $40.00 per share, extended the term of the notes to March 1, 2022, provided for a revised quarterly amortization schedule beginning April 1, 2020 of 12.5% of the principal balance as of January 31, 2020 payable in cash, and removed certain anti-dilution terms included in certain warrants issued in March 2019 (the “March 2019 Warrants”). The Company agreed to issue an additional $200,000 of consideration to the holder, payable in common stock, as consideration for this exchange and agreed to increase the principal outstanding on the notes exchanged by 10% from $222,000 for the December 2018 Notes to $244,000, and from $2,445,000 for the March 2019 Notes to $2,690,000, for a combined revised principal balance of $$2,934,000. On December 11, 2019, the Company issued 21,750 shares of common stock to the holder in satisfaction of the additional $200,000 of consideration. The Company provided for up to 10% of the revised combined principal of $2,934,000 to be converted at a reduced price of $12.20 per share until January 31, 2020. In January 2020, the investor converted $293,000 in notes into 24,049 shares of common stock. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification. The Company recorded an additional note discount of $467,000 representing the combined additional shares issued, valued at $200,000 and the additional $267,000 in notes issued in the exchange.

December 2019 Exchange

The terms of the December 2019 Exchange Notes are summarized as follows:

•	Term: April 1, 2022;

•	Coupon:0%;

•	Default interest rate: 18%;

•	10% of the revised note balance may be converted at $12.20 per share until January 31, 2020;

•	Remainder convertible at the option of the holder at any time at a price of $40 per share but subject to down round price protection;

•	Amortization payment of 12.5% of January 31, 2020 principal balance payable in cash;

•	Alternate conversion percentage is 75% if the alternate conversion is an alternate conversion event of default as a result of bankruptcy or default related to missed amortization payment, subject to a floor conversion price of $1.84 per share, 80% for all alternate event of default conversion, or 85% if such alternate conversion is an alternate optional conversion;

•	Redemption at the option of the Company at 15% premium at any time.

In January 2020, one investor received a legal judgment for $500,000 plus default interest of $52,000. The judgment was paid in cash in January 2020, which included the repayment of $310,000 principal of the March 2019 Notes. Upon payment of the legal judgment, the litigation was resolved with this investor.

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

As a result of the settlements and resolution of litigation, the Company recorded a gain of $760,000 for Fiscal 2020.

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

The Company used the following assumptions to value the conversion features and March 2020 Exchange Warrants:

	March 2020 Conversion Feature	March 2020 Exchange Warrants
	(unaudited)	(unaudited)
Risk free rate	0.08-0.17%	0.038%
Market price per share	$6.63-6.68	$6.63-6.68
Life of instrument in years	0.47-1.15	5.5
Volatility	117-139%	117%
Dividend yield	—%	—%

Between March 24, 2020 and May 18, 2020, CVI converted $1,829,000 of its senior convertible notes into 198,756 shares of common stock, Alpha converted $868,000 of its senior convertible notes into 94,298 shares of common stock, and Osher converted $130,000 of its senior convertible notes into 14,023 shares of common stock. These conversions resulted in full acceleration of all unamortized debt discount to expense of $2,419,000, recorded as other expense in the statement of operations as loss on conversion.

Certain conversions during Fiscal 2020 resulted in shares issued below the closing market price on the date of conversion. The Company recorded $57,000 of additional loss on conversion to the statement of operations for Fiscal 2020, representing the difference in fair value between the closing share price and the conversion price on the date of issuance.

During Fiscal 2020, the Company amortized $2,210,000, to interest expense from the combined amortization of deferred financing costs and note discounts recorded at issuance for the June 2018 Notes, the March 2019 Notes, March 2019 Exchange Notes, and the December 2019 Exchange Notes (as defined above).

Note 11: Stockholders’ Equity

Preferred Stock

As previously disclosed, in September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at the time of the grant. These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock held by the option holder. Upon the occurrence of certain specified events, such founding shareholders can exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of the Company’s common stock on a one-for-one basis. The Preferred Options became exercisable upon the consummation of the Vensure Asset Sale in January 2020, as discussed above. During Fiscal 2020, the Company recorded an expense of $62.1 million, related to the triggering of the Preferred Options as other expense, which was calculated pursuant to the Black-Scholes-Merton methodology applicable to valuing the 24,634,560 Preferred Options that became exercisable and exchangeable into an equal number of shares of common stock.

The Company initially evaluated the Preferred Options using the Level 1 market price on the date of valuation -- March 25, 2020 -- and concluded that this represented an illiquid market price and therefore was not a reliable valuation metric. The Company then evaluated the Preferred Options on the same date using Level 2 inputs based on the offering price of the Company’s common stock and warrants issued in connection with its May 2020 Public Offering, as adjusted for the fair value of the warrants issued in conjunction with said public offering. The resulting allocated common share price was then discounted for a lack of marketability of shares subject to “lock-up” agreements entered into in connection with the May 2020 Public Offering, which yielded a fair value of $2.52 per Preferred Option. The Company used the following assumptions to value the expense related to the Preferred Options: (i) option life of 3.77 years; (ii) risk free rate of 0.47%; (iii) volatility of 134%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $3.62 per share of the Company’s common stock.

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which are subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of the date of this Form 10-K, the restrictions on 294,490 of these shares have been lifted, rendering them freely tradeable, while 11,827,570 Preferred Options issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised. On October 22, 2021, the Company’s board of directors canceled 11,790,000 of these Preferred Options previously issued to its co-founder, J. Stephen Holmes, pursuant to the September 2016 grant. Accordingly, these Preferred Options are no longer exercisable.

The amount of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the option holders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been the Company’s intent to adopt a second grant of Preferred Options granting an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of the Company’s preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, the Company granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of Preferred Stock, par value $0.0001 per share, for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert, (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which the Company’s Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of the Company’s assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act.

May 2020 Public Offering

On May 20, 2020, the Company entered into an underwriting agreement (the “May Underwriting Agreement”) with A.G.P./Alliance Global Partners (“AGP”), in connection with a public offering (the “May 2020 Offering”) of an aggregate of (i) 1,898,850 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 323,310 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase 1,277,580 shares of common stock (the “May 2020 Common Warrants”), which included the partial exercise of AGP’s over-allotment option to purchase 166,500 additional May 2020 Common Warrants.

Each share of common stock and Pre-Funded Warrant sold in the May 2020 Offering was sold together with a May 2020 Common Warrant as a fixed combination, with each share of common stock and Pre-Funded Warrant sold being accompanied by a May 2020 Common Warrant to purchase 0.5 shares of common stock. Each share of common stock and accompanying May 2020 Common Warrant was sold at a price to the public of $5.40, and each Pre-Funded Warrant and accompanying May 2020 Common Warrant was sold at a price to the public of $5.399. The May 2020 Common Warrants were immediately exercisable and will expire on May 26, 2025 and have an exercise price of $5.40 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalization.

The May 2020 Offering closed on May 26, 2020 for gross proceeds of approximately $12.0 million, prior to deducting $1.7 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional May 2020 Common Warrants. All Pre-Funded Warrants issued or issuable were exercised on or prior to the closing date of May 26, 2020. Pursuant to the May Underwriting Agreement, the Company, upon closing of the May 2020 Offering, issued to AGP warrants to purchase up to 111,108 shares of common stock (the “May Underwriter Warrants”), representing 5.0% of the aggregate number of shares of common stock issuable upon exercise of the Pre-Funded Warrants sold in the May 2020 Offering. The May Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing from six months after the closing date and ending five years from the closing date, at a price per share equal to $5.94, which is 110% of the public offering price per share.

On June 11, 2020 the Company closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.9 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, representing the partial exercise of AGP’s over-allotment option to purchase 166,500 shares of common stock at $5.40 per share.

On July 7, 2020, the Company closed an over-allotment option from the May 2020 Offering for additional gross proceeds of approximately $0.45 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, representing the partial exercise of AGP’s over-allotment option to purchase 83,840 shares of common stock at $5.40 per share.

October 2020 Public Offering

On October 8, 2020, the Company entered into an underwriting agreement (the “October Underwriting Agreement”) with AGP in connection with a public offering (the “October 2020 Offering”) of an aggregate of (i) 4,000,000 shares of our common stock and (ii) warrants to purchase 2,300,000 shares of common stock (the “October 2020 Common Warrants”), which included the partial exercise of AGP’s over-allotment option to purchase 300,000 additional October 2020 Common Warrants.

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

The October 2020 Offering closed on October 14, 2020, for gross proceeds of approximately $12.0 million, prior to deducting $1.3 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, the Company, upon closing of the October 2020 Offering, issued to AGP warrants to purchase up to 200,000 shares of common stock (the “October Underwriter Warrants”), which is equivalent to 5.0% of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing six months after the closing date and ending 5 years from the closing date, at a price per share equal to $3.30, which is equivalent to 110% of the public offering price per share.

May 2021 Private Placement

On May 17, 2021, the Company closed a private placement with a large institutional investor pursuant to which it sold to the investor an aggregate of (i) 2,320,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), together with warrants (the “May 2021 Common Warrants”) to purchase up to 2,320,000 shares of Common Stock, with each May 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $2.425, and (ii) 2,628,453 prefunded warrants (the “May 2021 Prefunded Warrants”), together with the May 2021 Common Warrants to purchase up to 2,628,453 shares of Common Stock, with each May 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of Common Stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.425 and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.4249.

The May 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the May 2021 Prefunded Warrants are exercised in full. The May 2021 Common Warrants have an exercise price of $2.425 per share, are immediately exercisable, and will expire five years from June 15, 2021, which is the date that the registration statement covering the resale of the shares underlying the Common Warrants was declared effective. The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.94 million of costs consisting of Placement Agent commissions and offering expenses payable by the Company. In addition to the seven percent (7.0%) of the aggregate gross proceeds cash fee, the Company issued to the Placement Agent warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of Common Stock issuable upon exercise of the May 2021 Prefunded Warrants sold in the private placement (the “May Placement Agent Warrants”). The May Placement Agent Warrants are exercisable commencing on November 17, 2021 (six months after issuance), expire June 15, 2025, and have an initial exercise price of $2.6675 per share.

Common Stock and Warrants

During Fiscal 2021, the Company issued the following securities pursuant to the transactions described above:

•	4,000,000 shares of common stock pursuant to the October 2020 Public Offering at $3.00 per share and warrants to purchase 2,300,000 shares of common stock.

•	2,320,000 shares of common stock, 2,628,453 May 2021 Prefunded Warrants and May 2021 Common Warrants to purchase up to 4,948,453 shares of common stock pursuant to the May 2021 Private Placement. Each share of Common Stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.425, and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $2.4249.

During Fiscal 2020, the Company issued the following securities pursuant to the transactions described above:

•	12,794,220 shares of common stock pursuant to the exercise of Preferred Options.

•	2,472,500 shares of common stock pursuant to the May 2020 Public Offering at $5.40 per share, pre-funded warrants to purchase 323,310 shares of common stock and warrants to purchase 1,277,580 shares of common stock.

•	628,353 shares of common stock in connection with the settlement of the Company's senior convertible notes as described in Note 10, Senior Convertible Notes Payable, above, and further described in the Company's Form 10-K for Fiscal 2020.

•	856 shares of common stock to two directors for services rendered valued at $75,000.

The following table summarizes the changes in the Company’s issued and outstanding common stock and prefunded warrants from August 31, 2020 to August 31, 2021:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2020	1,896,209	4.7	$7.91
Issued	10,324,329	4.6	2.03
(Cancelled)	—	0	—
(Exercised)	(2,628,453)	4.8	—
Warrants outstanding, August 31, 2021	9,592,085	5.7	$3.02
Warrants exercisable, August 31, 2021	9,344,662	4.4	$3.84

The following tables summarize the Company’s issued and outstanding warrants outstanding as of August 31, 2021:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
May 2021 Common Warrants	4,948,453	4.8	$2.43
May 2021Underwriter Warrants (1)	247,423	4.2	2.67
October 2020 Common Warrants	2,300,000	4.1	3.30
October 2020 Underwriter Warrants	200,000	4.1	3.30
May 2020 Common Warrants	1,277,580	3.8	5.40
May 2020 Underwriter Warrants	111,108	3.8	5.40
March 2020 Exchange Warrants	423,669	4.1	10.17
Amended March 2019 Warrants	66,288	2.5	40.00
March 2019 Services Warrants	3,366	2.5	70.00
June 2018 Warrants	6,276	2.3	40.00
June 2018 Services Warrants	5,422	2.3	99.60
2017 PIPE Warrants	2,500	1.0	276.00
	9,592,085	4.4	$3.84

(1)The May 2021 Underwriter Warrants are not exercisable until November 17, 2021.

Note 12: Stock Based Compensation

Employee Stock Option Plan Increase

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), (each of which is exercisable into shares of common stock) (collectively, “Options”) or shares of common stock (“Share Grants”).

On July 1, 2020, the Company's board of directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000, and granted options that were contingent upon shareholder approval. Also on July 1, 2020, the board approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,235,159 shares of the Company’s common stock at an exercise price of $5.40 per share, which was the closing price of the Company’s common stock as reported by Nasdaq at the close of trading on the day of the board’s action. Of the options awarded, 995,000 are designated as ISOs, and 280,159 are designated as NQs or “non-statutory” options under the Internal Revenue Code. These options have a 10-year life, and will vest over a four-year period, with 25% vesting on July 1, 2021, and the remainder vesting ratably on a quarterly basis over the following three years. During Fiscal 2021, an additional 270,937 ISOs were granted at exercise prices between $3.44 and $5.40 per share (the closing price of the Company’s common stock as reported by Nasdaq on the date of the grant), and 148,959 of the ISOs granted between July 1, 2020 and August 31, 2021 were cancelled. The remaining 1,357,137 ISOs are reported as non-exercisable in the table below.

On March 31, 2021, the Company’s shareholders approved the increase in the number of shares of common stock issuable under the Plan as well as the various contingent grant awards under the Plan since July 1, 2020. As such, all previously unexercisable option grant awards became exercisable and the option awards granted since July 1, 2020 were no longer subject to any contingency not set forth in the Plan.

On June 4, 2021, the Company registered an aggregate of 3,000,000 shares, par value $0.0001 per share, reserved for issuance under the Plan.

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

Following its adoption of ASU 2016-9, the Company elected to account for forfeitures under the Plan as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.

The Company recognized approximately $1,594,000 and $1,300,000 of compensation expense for Fiscal 2021 and Fiscal 2020, respectively. During Fiscal 2020, the Company fully vested all options granted to personnel who were terminated as a result of the Vensure Asset Sale, as described above, which resulted in the acceleration of 9,737 options and $483,000 of stock-based compensation recorded in “stock-based compensation – general and administrative.”

The Company compensates its board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the consolidated balance sheet. The Company has incurred $169,000 and $150,000 for the Fiscal 2021 and Fiscal 2020 , respectively.

At August 31, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of three years for outstanding grants was $4,191,000.

The following table summarizes the Company’s option grant, exercise and forfeiture activity from August 31, 2019, through August 31, 2021:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2019	50,749	9.0	$95.20
Granted	1,506,096	10.0	5.30
Exercised	—	—	—
Forfeited	(158,105)	9.6	56.08
Balance, August 31, 2020	1,398,740	9.5	8.18
Granted	840,000	8.5	2.61
Exercised	—	—	—
Forfeited	(461,720)	5.9	2.72
Balance at August 31, 2021	1,776,115	8.9	$6.53

Options outstanding as of August 31, 2021 and August 31, 2020 had aggregate intrinsic value of $0 and $22,000, respectively.

At August 31, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 3.7 years for outstanding grants was $6,000,000.

Option vesting activity from August 31, 2019, through August 31, 2021 was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2019	10,291	8.0	$152.80
Vested	19,414	8.1	$89.06
Exercised	—	—	$—
Forfeited	(1,295)	6.4	$140.09
Balance, August 31, 2020	28,410	7.2	$115.10
Vested	281,622	8.8	$7.15
Exercised	—	0	$—
Forfeited	(775)	6.1	$67.17
Balance at August 31, 2021	309,257	8.6	$16.91

The following table summarizes information about stock options outstanding and vested at August 31, 2021:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options not Exercisable	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
			(In years)			(In years)
$3.44-10.00	—	1,735,418	9.3	$4.72	275,104	8.9	$5.30
$10.01-$40.00	—	3,500	7.8	21.69	2,086	7.8	21.68
$40.01–$80.00	—	13,396	7.6	51.21	10,072	7.6	51.22
$80.01–$120.00	—	10,302	6.7	102.90	8,987	6.7	102.84
$120.01–$160.00		12,375	6.0	155.20	11,883	6.0	155.48
$160.01-$391.60	—	1,125	5.9	391.60	1,125	5.9	391.60
	—	1,776,115	8.9	$6.53	309,257	8.6	$16.91

The number of options and exercise prices have been presented retroactively for the 1 for 40 reverse stock split, which was effective December 17, 2019.

Note 13: Related Parties

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during each of Fiscal 2021 and 2020, respectively. On or about October 22, 2021, the Company severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company.

During Fiscal 2021, we made one-time payments to certain of our employees totaling approximately $650,000 in connection with their agreement to relocate from California to our new principal executive offices in Miami, Florida. Included among these were payments to the following related parties, in the amounts indicated: (i) Scott W. Absher, our board of directors Chair and Chief Executive Officer, $160,000; (ii) Amanda Murphy, our Director of Operations and a member of our Board, $80,000; (iii) David May, a member of our business development team, and the son-in-law of Mr. Absher, $80,000; (iv) Phil Eastvold, the Executive Producer of our wholly owned subsidiary, ShiftPixy Productions, Inc., and the son-in-law of Mr. Absher, $88,000; (v) Hannah Absher, an employee of the Company and the daughter of Mr. Absher, $18,000; and (vi) Jared Holmes, an employee of the Company and son of J. Stephen Holmes, $18,000.

David May, a member of our business development team, is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. May received compensation, including sales commissions, of approximately $149,000 and $132,000 for Fiscal 2021 and Fiscal 2020, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. Eastvold received compensation of approximately $224,000 for Fiscal 2021. Mr. Eastvold was not an employee of the Company prior to Fiscal 2021, and therefore received no compensation during Fiscal 2020.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of $240,000 and $220,000 for Fiscal 2021 and Fiscal 2020, respectively. In addition, as noted above, Hannah Absher received a relocation bonus of approximately $18,000 during Fiscal 2021, in connection with her relocation. Neither Connie Absher nor Elizabeth Eastvold received any such relocation bonus.

Amanda Murphy is a member of the Company’s board of directors and its Director of Operations, and has been named as the Company’s Chief Operating Officer effective January 1, 2022. In addition to the relocation bonus noted above, Ms. Murphy received compensation of approximately $264,000 and $240,000 for Fiscal 2021 and Fiscal 2020, respectively.

On December 23, 2019, pursuant to the terms of his director agreement, the Company issued to Whitney White, one of its independent directors, 428 shares of our common stock, valued at $37,500, or $87.62 per share.

On June 2, 2021, the Company’s board of directors approved a one-time discretionary cash bonus award to Mr. Absher in the amount of $240,000, in recognition of his recent contributions to the Company.

Note 14: Income Taxes

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

Significant components of the net deferred tax assets as reflected on the consolidated balance sheets are as follows:

	August 31,
	2021	2020
Deferred tax liabilities:
Depreciation	$(597,000)	$(111,000)
Software development costs	—	(265,000)
Note receivable	(1,088,000)	(1,132,000)
Total deferred tax liabilities	(1,685,000)	(1,508,000)

Deferred tax assets:
Net operating loss carryforward	18,198,000	9,362,000
Business interest	2,998,000	3,087,000
Other accruals	458,000	—
Workers’ compensation accruals	2,061,000	2,202,000
Stock-based compensation	207,000	759,000
Deferred rent	168,000	14,000
Other	6,000	—
Total deferred tax assets	24,096,000	15,424,000
Valuation allowance	(22,411,000)	(13,916,000)
Total net deferred tax assets	$1,685,000	$1,508,000
Net deferred tax assets	$—	$—

Income tax expense consists of the following:

	For the Year Ended August 31,
	2021	2020
Current
Federal	$—	$—
State	42,000	—
Total current	42,000	—
Deferred
Federal	(5,059,000)	(4,669,000)
State	(2,807,000)	(1,915,000)
Total deferred	(7,866,000)	(6,584,000)
Change in valuation allowance	$7,866,000	$6,584,000
Total Income Tax Expense (Benefit)	$42,000	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows :

	August 31, 2021	August 31, 2020
Federal statutory rate (21%)	$(5,738,000)	$(19,000,000)
Non-deductible penalties and other permanent differences	333,000	49,000
State and local income taxes, net of federal benefit	(1,607,000)	(1,688,000)
Redetermination of prior year taxes	(812,000)	184,000
Loss on debt extinguishment	—	747,000
Preferred option exchange expense	—	13,039,000
Loss on inducement	—	453,000
Change in fair value of derivative and warrant liability	—	(368,000)
Change in valuation allowance	7,866,000	6,584,000
Net income tax provision	$42,000	$—

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2021, and 2020, the Company had no accrued interest and penalties related to uncertain tax positions.

The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent, depreciation and workers’ compensation accrual. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2021 and 2020 was approximately $7,866,000 and $6,584,000, respectively.

As of August 31, 2021, and 2020, the Company had cumulative federal net operating loss ("NOL") carryforwards of approximately $64,652,000 and $34,115,000 respectively, which begin to expire in 2035 and state net operating loss carryforwards of approximately $68,034,000 and $42,185,000, respectively. The Company’s net operating losses may be limited by the provisions of IRC Section 382, for which the Company has not performed an analysis of the potential limitations. These limitations will be imposed when the Company attains taxable income against which the NOL will be utilized. As of August 31, 2021 and 2020, the company had NOLs of $37,809,000 and $8,067,000, respectively; which have an indefinite life but are limited to 80% of taxable income when used. As explained above, the Company has determined that it is more likely than not that the Company’s deferred tax assets related to NOL Carryforwards will not be utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present the NOL carryback provision has not resulted in a material cash benefit.

The Company is subject to taxation in the U.S. The tax years for 2017 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure. The Company does not expect a material change to this assessment over the 12 months following August 31, 2021.

Note 15: Commitments

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

Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for 13,246 square feet of office space located in Miami, Florida to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

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

Effective June 7, 2021, the Company entered into a non-cancelable sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that the Company anticipates using for its sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease.

Effective June 21, 2021, the Company entered into a non-cancelable 77 month lease, with an anticipated possession date of March 1, 2022, for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.

Future minimum lease payments under non-cancelable operating leases at August 31, 2021, are as follows:

Years ended August 31,
2022	$1,198,000
2023	1,014,000
2024	1,075,000
2025	1,108,000
2026	814,000
Thereafter	838,000
Total minimum payments	$6,047,000

ShiftPixy Labs Ghost Kitchens

On March 17, 2021, the Company entered into a master service agreement for the construction of six container units housing ten ghost kitchens, to be installed at its ShiftPixy Labs industrial facility in Miami, Florida, for a cost of approximately $962,000. As of August 31, 2021, the Company has made payments totaling $865,000 pursuant to this agreement, which it has capitalized as construction in progress and included under fixed assets on the consolidated balance sheet. The Company expects to incur additional costs totaling $97,000 under this agreement, which it expects to pay early in Fiscal 2022.

Non-contributory 401(k) Plan

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan during Fiscal 2021 and Fiscal 2020.

SPAC Sponsorship

On April 29, 2021, the Company announced its sponsorship, through a wholly-owned subsidiary, of four SPAC IPOs. The Company purchased founder shares in each SPAC, through its wholly-owned subsidiary, for an aggregate purchase price of $25,000 per SPAC. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares of each SPAC after its IPO (excluding the private placement warrants described below and their underlying securities).

The registration statement and prospectus covering the IPO of one of these SPACs, IHC, was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the NYSE on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, the Company purchased, through its wholly-owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102. The Company also anticipates purchasing private placement warrants in each of the three other SPACs it is sponsoring, at a price of $1.00 per warrant, for an aggregate of $17,531,408 (or up to $18,656,408 if the over-allotment option of each SPAC is exercised in full), which includes the Company’s investment in Founder Shares and assumes that all four SPAC IPOs are consummated and the pricing terms of each other SPAC IPO is identical to the pricing of the IHC IPO. Each private placement warrant is exercisable to purchase one whole share of common stock in each SPAC at $11.50 per share. The private placement warrants of each SPAC will be worthless to the extent that they do not complete an initial business combination.

The investment amounts set forth above do not include loans that the Company may extend to each SPAC in an amount not to exceed $500,000 individually (or $2 million in the aggregate), in its role as sponsor. As of October 31, 2021, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $820,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. The Company anticipates that each of the SPACs will repay these advanced expenses from the proceeds of their respective SPAC IPOs, as permitted.

Note 16: Contingencies

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

Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Form 10-K, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima refused to continue development work, denied access to developed software, and refuses to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020, the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Discovery is substantially complete, and a trial date has not been set.

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit on behalf of himself and other similarly situated individuals in the Eighth Judicial District Court for the State of Nevada, Clark County, naming the Company and its client as defendants, and alleging violations of certain wage and hour laws. This lawsuit is in the initial stages, and the Company denies any liability. Even if the plaintiff ultimately prevails, the potential damages recoverable will depend substantially upon whether the Court determines in the future that this lawsuit may appropriately be maintained as a class action. Further, in the event that the Court ultimately enters a judgment in favor of plaintiff, the Company believes that it would be contractually entitled to be indemnified by its client against at least a portion of any damage award.

Radaro Litigation

On July 9, 2020, the Company was served with a complaint filed by one of its former software vendors, Radaro Inc., in the United States District Court for the Central District of California, alleging damages arising from claims sounding in breach of contract and fraud. By Order filed October 21, 2020, the Court dismissed plaintiff’s claims for fraud and for punitive damages, with leave to replead. The Company denies plaintiff’s claims and is defending the lawsuit vigorously. Discovery is underway, and the Court has set a trial date of September 6, 2022.

Everest Litigation

On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $600,000. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Discovery is underway in both cases, and the California Court has set a trial date in the Everest case of February 22, 2022, while no trial date has been set in the Illinois case.

Sunz Litigation

On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million. The Company denies plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set.

Internal Revenue Service (“IRS”) Notice

On May 13, 2021, the Company received a Notice of Federal Tax Lien Filing and Right to a Hearing Under IRC 6320 (the “Notice”) from the IRS, claiming underpayment of Federal income taxes for the 2020 tax year totaling $1,983,051, consisting of the following: (i) Federal income tax withholding; (ii) employee OASDI or Medicare withholding; (iii) employer OASDI or Medicare taxes; and (iv) FUTA taxes. By letter dated June 9, 2021, the Company requested a Due Process Hearing before the IRS, and further stated that it denies any underpayment on the grounds that the taxes in question are subject to various deferrals and credits arising under the CARES Act, including the following: (i) Section 2302, which permits eligible employers to defer payment of OASDI employer taxes; and (ii) Section 2301, which allows eligible employers to apply the Employee Retention Tax Credit, or “ERTC”, to taxes owed for the 2020 tax year. Further, subsequent to receiving the Notice, the Company made tax payments totaling $880,109, which it believes should be credited against any alleged underpayment in the event that the claims underlying the Notice are ultimately determined to be valid. As of the date of the filing of this report, the Company has received no response from the IRS, and no date for a Due Process Hearing has been set.

Note 17: Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued.

Vensure Litigation

On September 7, 2021, Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, filed a complaint against the Company in the Court of Chancery of the State of Delaware asserting claims arising from the Asset Purchase Agreement (the “APA”) governing the Vensure Asset Sale described above. The APA provided for Vensure to purchase, through its wholly-owned subsidiary, certain of the Company’s assets for total consideration of $19 million in cash, with $9.5 million to be paid at closing, and the remainder to be paid in 48 equal monthly installments (the “Installment Sum”). The Installment Sum was subject to certain adjustments to account for various post-closing payments made by the parties, and the APA provided for the following procedure to determine the final amount of the Installment Sum: (i) Within 90 days of the effective date, Vensure was required to provide the Company with a “Proposed Closing Statement”, which must detail any adjustments; (ii) Within 30 days of its receipt of Vensure’s Proposed Closing Statement, the Company had the right to challenge any of the proposed adjustments contained therein; and (iii) If the Company disputed Vensure’s Proposed Closing Statement, a 30-day period ensued for the parties to attempt to resolve the dispute, with the Company entitled to examine “such Books and Records of [Vensure] as relate to the specific items of dispute . . .”

Vensure resisted the Company’s repeated efforts to obtain the Proposed Closing Statement for over one year after the closing of the transaction. Finally, on March 12, 2021, under threat of legal action by the Company, Vensure provided its Proposed Closing Statement, in which it contended for the first time that it owes nothing to the Company, and that the Company actually owes Vensure the sum of $1,519,991. By letter dated April 6, 2021, the Company provided Vensure with its objections to the Proposed Closing Statement, which included Vensure’s gross overstatement of payments it purportedly made on the Company’s behalf, as well as its bad faith actions in obstructing the Company’s efforts to make these payments.

From April 2021 through August 2021, Vensure and the Company engaged in the “30-day negotiation period” referred to above, which was extended multiple times at Vensure’s request to provide Vensure an opportunity to provide evidence supporting its assertions. Over the course of these negotiations, Vensure withdrew its claim for approximately $1.5 million from the Company, and acknowledged that Vensure owed ShiftPixy some portion of the Installment Fund. Nevertheless, in early September 2021, without warning and contrary to the dispute resolution provisions of the APA, Vensure filed suit against the Company in Delaware Chancery Court for breach of contract and declaratory judgment, seeking unspecified damages. The Company vigorously disputes and denies each of Vensure’s claims. Accordingly, on November 4, 2021, the Company filed its Answer and Counterclaim to Vensure’s Complaint, in which it not only denied Vensure’s claims, but also asserted counterclaims for breach of contract and tortious interference with contract. The counterclaim seeks damages from Vensure totaling approximately $9.5 million – the full amount due under the APA -- plus an award of attorneys’ fees and expenses. Discovery is expected to commence shortly.

September 2021 Private Placement

On September 3, 2021, the Company closed a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 2,850,000 shares of Common Stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 2,850,000 shares of Common Stock, with each September 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $1.595, and (ii) 4,673,511 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 4,673,511 shares of Common Stock, with each September 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of Common Stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.595 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.5949.

The September 2021 Prefunded Warrants are immediately exercisable at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.89 million of costs consisting of Placement Agent commissions and offering expenses payable by the Company. In addition to the seven percent ( 7%) of the aggregate gross proceeds cash fee, the Company issued to the Placement Agent warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of Common Stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which has not yet occurred) of a registration statement for the resale of the underlying shares, and have an initial exercise price of $1.7545 per share.

Compensatory Arrangements of Certain Officers

On October 22, 2021, the Company’s board of directors approved annual salary increases for the following named executive officers and related parties, all of which are effective January 1, 2022 unless otherwise indicated: (i) Scott W. Absher, the Company’s board of directors Chair and Chief Executive Officer, to $1,000,000 from $764,673; (ii) Domonic J. Carney, the Company’s Chief Financial Officer, to $750,000 from $474,152; Robert S. Gans, the Company’s General Counsel, to $750,000 from $474,152; and (iii) Amanda Murphy, the Company’s current Director of Operations and a member of its board, to $500,000 from $264,152 (to coincide with her promotion to the position of Chief Operating Officer of the Company). In addition, the board of directors approved the following discretionary bonuses to the following named executive officers, all of which are payable January 1, 2022 unless otherwise indicated: (i) $500,000 to Mr. Absher, (of which 50% was payable upon board of directors approval with the remainder payable January 1); (ii)  $150,000 to Mr. Carney; and (iii)  $150,000 to Mr. Gans. No portion of the discretionary bonuses has been paid as of the date of this Form 10-K.

Cancellation of Preferred Options

On October 22, 2021, the Company cancelled 11,790,000 Preferred Options previously issued to J. Stephen Holmes but never exercised, and severed all business ties with Mr. Homes effective immediately.

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

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2021, based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of August 31, 2021, management concluded that internal controls over financial reporting were not effective. The Company will be implementing further internal controls throughout Fiscal 2022, so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Lack of Adequate Finance and Accounting Personnel

The Company’s current accounting staff is small, and for the early part of Fiscal 2021 we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with U.S. GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. The lack of sufficient technical accounting personnel resulted in a restatement of the Company’s financial statements for the quarter ended May 31, 2021 relating to the consolidation of the Company’s SPAC investments and revenue recognition policy as it relates to staffing revenue. During Fiscal 2021, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. That plan was not fully implemented during the year and will continue into Fiscal 2021. During Fiscal 2021, however, the Company engaged outside experts to perform non-routine analyses for valuation of options and other derivative related expenses as well as to prepare the Company’s income tax provisions and to review the discontinued operations accounting and disclosures. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.

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

The Company plans to continue hiring additional personnel and external resources to further mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than the changes to the internal controls over financial reporting discussed above, there were no changes that have occurred during the year ended Fiscal 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None for the year ended August 31, 2021.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our board of directors elects our executive officers annually, at a meeting following the annual meeting of shareholders. Our board of directors can also elect persons to fill any executive officer vacancies. Each officer holds such office until their successor is elected and qualified, or until their death, earlier resignation or removal. The following table sets forth information regarding our executive officers and directors as of November 29, 2021:

Name	Position	Age
Scott W. Absher	President, Chief Executive Officer and Director	61
Kenneth W. Weaver(1) (2) (3)	Independent Director	67
Domonic J. Carney	Chief Financial Officer	55
Robert Gans	General Counsel	56
Whitney White(1) (2) (3)	Independent Director	45
Christopher Sebes(1)	Independent Director	67
Amanda Murphy	Director	37

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominations Committee.

Executive Officers

Scott W. Absher has served as our President, Chief Executive Officer and director since our formation in June 2015, and also serves as board of directors Chair and Chief Executive Officer of each of our sponsored SPACs (for which he receives no form of compensation from the SPACs). Since February 2010 he has also been President of Struxurety, a business insurance advisory company. As a member of our board of directors, Mr. Absher contributes significant industry-specific experience and expertise to our insurance products and services and has a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and managing business operations.

Domonic J. Carney has served as our Chief Financial Officer since August 4, 2019, and also serves as Chief Financial Officer of each of our sponsored SPACs (for which he receives no form of compensation from the SPACs). Mr. Carney began his career at Deloitte & Touche where he audited high tech startups in Palo Alto, CA. Mr. Carney brings substantial experience in small, high-growth companies as well as over fifteen years of C-Level experience in micro-cap public companies. Between 1994 and 2001, Mr. Carney worked for various high-tech startups in Silicon Valley, CA, including software development, internet, and internet service providers in increasing levels of responsibility. From 2001 until 2004, Mr. Carney was the Finance Director in San Diego, CA providing finance support for the western half of the US Operations of Danka Office Imaging. From 2005 to 2012, Mr. Carney served as the Chief Financial Officer for Composite Technology Corporation, an energy equipment and technology company that grew from pre-revenue to over $75 million a year between 2005 and 2008. Between 2012 and 2014, Mr. Carney provided C-Level finance and accounting consulting services to manufacturing, health care, energy, and technology companies in San Diego and Irvine, CA. From 2014 until 2019 Mr. Carney served as the Chief Financial Officer for Ener-Core, Inc., an energy technology company located in Irvine, CA. Mr. Carney holds a Masters in Accounting degree from Northeastern University, a Bachelors of Arts in Economics from Dartmouth College, and is licensed as a Certified Public Accountant (inactive status) in the State of California.

Robert S Gans has served as our General Counsel since June 15, 2020, having spent the past 30 years as a litigator specializing in securities fraud, accountants’ liability and corporate governance. Mr. Gans also serves as Secretary and General Counsel for each of our sponsored SPACs (for which he receives no form of compensation from the SPACs). Prior to joining ShiftPixy, from 2009 to 2020, Mr. Gans maintained his own law office, where his activities included advising corporate boards with respect to their fiduciary duties and disclosure obligations. Previously, Mr. Gans was a partner at the law firm of Bernstein Litowitz Berger & Grossmann LLP and began his career at the law firm of Schulte, Roth & Zabel. Mr. Gans holds a Juris Doctor degree from New York University School of Law, a Bachelors of Arts in Government from Dartmouth College, and is an active member of the Bars of New York and California.

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

Christopher Sebes has served as an independent director since February 7, 2020, and is a member of the Audit Committee. From August 2004 to July 2014, he served as the CEO of XPIENT Solutions, a full-service, global provider of solutions for food ordering, digital menus, drive-thru management, kitchen management, inventory, labor and scheduling analytics. From November 2014 to July 2019, Mr. Sebes served as the President of Xenial, Inc., a cloud-based restaurant and retail management platform. Since August 2019, Mr. Sebes has been a partner and member of the board of directors of Results Thru Strategy, Inc., a strategic advisory firm specializing in restaurants, hotels, and technology companies serving those industries. Since September 2019, he has also served as a member of the board of advisors of Valyant AI, which has developed a proprietary conversational AI platform that integrates with existing mobile, web, call ahead, kiosk and drive-thru platforms. Mr. Sebes received his degree in Hotel and Restaurant Management from the University of Portsmouth (Hampshire, United Kingdom) in 1975. Mr. Sebes brings to our board of directors his innovative thought leadership and extensive knowledge of restaurant industry technology both in the United States and abroad.

Other Directors

Amanda Murphy has served as a director since February 10, 2020. Prior to her election to our board of directors, Ms. Murphy served and continues to serve as our Director of Operations and has been vital to our success and growth in that position. As a result of her contributions to the Company, Ms. Murphy has been promoted to the position of Chief Operating Officer, effective January 1, 2022. Ms. Murphy has been active in the operations side of the staffing industry at a senior level since 2007. She received her certificate in HR Management from California State University – Long Beach in 2007. Ms. Murphy also studied law at Taylor University in Selango, Malaysia.

Family Relationships

There are no family relationships between any of our current officers or directors.

Board of Directors

Composition of Our Board of Directors

As of November 30, 2021, our board of directors consisted of five members. Our directors are elected at our annual meeting of shareholders. In addition, directors may be elected to fill vacancies and newly created directorships by our board of directors. Each director holds the office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified; provided, however, that directors can be elected for a term not to exceed five (5) years.

We have no formal policy regarding board diversity. In selecting board candidates, we seek individuals who will further the interests of our shareholders through an established record of professional accomplishment, the ability to contribute positively to our collaborative culture, knowledge of our business and understanding of our prospective markets.

Committees of Our Board of Directors

Audit Committee

Our Audit Committee consists of Messrs. Weaver, White and Sebes. Mr. Weaver serves as the chair of the Audit Committee and qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules. In making a determination on which member will qualify as a financial expert, our board of directors considers the formal education and nature and scope of such member’s previous experience.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee have served, at any time, as officers or employees of the Company. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers on our board of directors or Compensation Committee.

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

Legal Matters Related to J. Stephen Holmes

J. Stephen Holmes is a co-founder of our Company with whom we no longer maintain any business ties or provide any form of compensation, and whom we do not believe to be a significant shareholder. As a condition of certifying our common stock for a Nasdaq listing, Mr. Holmes agreed to the disclosure of his prior conviction for acts related to making false statements in relation to two quarterly IRS Form 941 Employer Federal Quarterly tax returns, one in 1996 and the second in 1997, for a company for which he was at the time an officer. The former company is not affiliated or related to us in any way.

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

Delinquent Section 16(a) Reports

None for Fiscal 2021.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation paid during Fiscal 2021 and Fiscal 2020, to the named executive officers.

Name and Principal Position	Year	Salary ($)		Stocks Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(7)	Total ($)
Scott W. Absher	2021	752,446(6)		—	—		—	400,000	1,164,673
President, Chief Executive Officer and Director	2020	750,000		—	—		—	—	750,000
Domonic J. Carney	2021	437,359		—	—		—	—	437,359
Chief Financial Officer	2020	350,000	(3)	—	269,313	(2)	—	—	619,313
Robert S. Gans	2021	437,359		—	—		—	—	437,359
General Counsel	2020	72,917	(4)	—	219,100	(5)	—	—	292,017

(1)	The amount shown for option awards represents the grant date fair value of such awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. This amount does not correspond to the actual value that may be realized by the named executive officers upon vesting or exercise of such award. For information on the assumptions used to calculate the value of the awards, refer to Note 12 to the consolidated financial statements.

(2)	Represents 61,459 options issued pursuant to the 2017 Plan on July 1, 2020, exercisable at a price of $5.40 per share, which is estimated to have been the fair market value per share at the time of the award.

(3)	Mr. Carney joined our company on August 4, 2019 and received an annual salary of $350,000 for Fiscal 2020. On November 6, 2020, the board of directors approved an increase in Mr. Carney’s annual salary to $450,000, effective November 1, 2020. On June 30, 2021, our board of directors approved an increase in Mr. Carney’s annual salary to $474,152, effective July 1, 2021.

(4)	Mr. Gans joined our company on June 15, 2020 and received an annual salary of $350,000 for Fiscal 2020. On November 6, 2020, the board of directors approved an increase in Mr. Gans’ annual salary to $450,000, effective November 1, 2020. On June 30, 2021, our board of directors approved an increase in Mr. Gans’ annual salary to $474,152, effective July 1, 2021.

(5)	Represents 50,000 options issued pursuant to the 2017 Plan on July 1, 2020, exercisable at a price of $5.40 per share, which is estimated to have been the fair market value per share at the time of the award.

(6)	Mr. Absher received an annual salary of $750,000 for Fiscal 2020, and most of Fiscal 2021. On June 30, 2021, our board of directors approved an increase in Mr. Absher’s salary to $764,673, effective July 1, 2021.

(7)	Other Compensation includes a one-time discretionary cash bonus of $240,000 awarded to Mr. Absher, and a one-time payment to Mr. Absher of $160,000 in connection with his agreement to relocate from Irvine, California to our new principal executive offices in Miami, Florida.

Agreements Regarding Change in Control and Termination of Employment

None

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of August 31, 2021. This table includes unexercised and unvested options and equity awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott W. Absher President, Chief Executive Officer and Director	1,250	—	160.00	3/15/2027
Domonic J. Carney Chief Financial Officer	15,365	46,094	5.40	6/30/2030
Robert Gans General Counsel	12,500	37,500	5.40	6/30/2030

Director Compensation

Our directors classified as employees receive no additional compensation for services as directors of the Company. The following table summarizes the compensation paid to our non-employee directors during Fiscal 2021:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott W. Absher(3)	—	—	—	—	—
Kenneth W. Weaver	90,000	—	—	—	90,000
Whitney J. White	90,000	—	—	—	90,000
Christopher Sebes(4)	88,000	—	—	—	88,000
Amanda Murphy(5)	—	—	—	—	—

(1)	Represents monthly board of director fees paid or payable in cash during Fiscal 2021.

(2)	Represents annual value of stock awards issued during Fiscal 2021 under our 2017 Plan.

(3)	Mr. Absher did not receive any compensation for his services as a director during Fiscal 2021.

(4)	Mr. Sebes joined our board of directors on February 7, 2020.

(5)	Ms. Murphy joined our board of directors on February 10, 2020.

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

On July 1, 2020, the board of directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000, subject to approval by a majority of the Company’s shareholders no later than the next regularly scheduled annual shareholders meeting. Also on July 1, 2020, the board approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,235,159 shares of the Company’s common stock at an exercise price of $5.40 per share, which was the closing price of the Company’s common stock as reported by Nasdaq at the close of trading on the day of the board’s action. Of the options awarded, 995,000 are designated as ISO, and 280,159 are designated as NQs or “non-statutory” options under the Internal Revenue Code. These options have a 10-year life, and will vest over a four-year period, with 25% vesting on July 1, 2021, and the remainder vesting ratably on a quarterly basis over the following three years. During Fiscal 2021 an additional 270,937 ISOs were granted at prices between $3.44 and $5.40, the closing price on the date of grant and 148,959 of the options granted between July 1, 2020 and August 31, 2021 were cancelled. The remaining 1,357,137 options are reported as non-exercisable.

On June 4, 2021, the Company registered an aggregate of 3,000,000 shares, par value $0.0001 per share, reserved for issuance under the Plan

Employment Agreements with our Named Executive Officers

On March 23, 2016, we entered into an offer letter agreement with Scott W. Absher, our President and Chief Executive Officer (the “Absher Offer Letter”), which included certain provisions related to the executive’s compensation. The Absher Offer Letter provided for a full-time exempt position, a monthly salary of $31,250.00, (which was subsequently increased by our board of directors to $62,500.00 per month), and standard employee benefit plan participation. On June 30, 2021, our board of directors approved increases to Mr. Absher's annual base salary to $764,473, effective July 1, 2021. On October 22, 2021, our board of directors approved increases to Mr. Absher's annual base salary to $1,000,000, effective January 1, 2022. In addition, our board of directors approved a discretionary bonus of $500,000 to Mr. Absher, of which 50% was payable upon approval by the board of directors, and 50% shall be payable on January 1, 2022.

On July 16, 2019, we entered into an offer letter agreement with Domonic J. Carney, our Chief Financial Officer (the “Carney Offer Letter”). The Carney Offer Letter provided for at-will employment, a monthly salary of $29,166.67, (which was subsequently increased by our board of directors to $37,500.00 per month), participation in the 2017 Plan and standard employee benefit plan participation. On June 30, 2021, our board of directors approved increases to Mr. Carney’s annual base salary to $474,152, effective July 1, 2021. On October 22, 2021, our board of directors approved increases to Mr. Carney’s annual base salary to $750,000, effective January 1, 2022. In addition, our board of directors approved a discretionary bonus of $150,000 to Mr. Carney payable on January 1, 2022.

On June 7, 2020, we entered into an offer letter agreement with Robert Gans, our General Counsel (the “Gans Offer Letter”). The Gans Offer Letter provided for at-will employment, a monthly salary of $29,166.67, (which was subsequently increased by our board of directors to $37,500.00 per month), participation in the 2017 Plan and standard employee benefit plan participation. On June 30, 2021, our board of directors approved increases to Mr. Gans' annual base salary to $474,152, effective July 1, 2021. On October 22, 2021, our board of directors approved increases to Mr. Gans' annual base salary to $750,000, effective January 1, 2022. In addition, our board of directors approved a discretionary bonus of $150,000 to Mr. Gans payable on January 1, 2022.

The salary increases and discretionary bonuses approved on October 22, 2021, described above, were contingent upon the consummation of an IPO of a SPAC sponsored by us, through our wholly-owned subsidiary, which condition was satisfied by the closing of the IHC IPO.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of August 31, 2021, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 25,863,099 shares of common stock deemed to be outstanding as of August 31, 2021. In addition, shares of common stock that may be acquired by the stockholder within 60 days of August 31, 2021, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated, the business address for each stockholder listed is c/o ShiftPixy, Inc., 501 Brickell Key Drive, Suite 300, Miami, FL 33131.

Executive Officers and Directors	Number of Shares Beneficially Owned	Number of Shares Acquirable	Beneficial Ownership Percentage
Scott W. Absher, CEO and Chairman [1]	12,813,750	0	49.5%
Domonic J. Carney, Chief Financial Officer [2]	—	61,459	*	%
Robert S. Gans, General Counsel [2]	—	50,000	*	%
Kenneth W. Weaver, Director [3]	5,062	0	*	%
Whitney J. White, Director [3]	1,498	0	*	%
Christopher Sebes, Director	—	0	*	%
Amanda Murphy, Director and Director of Operations [4]		103,027	*	%
All Executive Officers and Directors as a Group [7 persons]	12,820,310	214,486	49.5%

5% Stockholders

Stephen Holmes [5]	12,072,047	11,790,000	42.0%

*	Less than 1%

(1)	Represents 12,812,500 shares of common stock and 1,250 shares underlying options exercisable as of August 31, 2021.

(2)	Represents options granted at $5.40 per share on July 1, 2020. Vesting of the options granted begins on July 1, 2021.

(3)	Represents shares of common stock issued in conjunction with services rendered as a director of the Company.

(4)	Represents 2,024 shares underlying options exercisable within 60 days of August 31, 2020. Does not represent 101,726 options not exercisable within 60 days of August 31, 2021 of which 100,000 are options granted at $5.40 per share on July 1, 2020. Vesting of the options begins on July 1, 2021.

(5)	Represents 280,797 shares of common stock, 1,250 shares underlying options exercisable and 11,790,000 shares of common stock underlying Preferred Options . As detailed elsewhere in this Form 10-K, the Preferred Options issued to Mr. Holmes were canceled effective October 22, 2021, and were never exercised. The last known address for Mr. Holmes is 116 E. Lynx Place, Chandler, Arizona 85249.

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

Director Compensation

On December 23, 2019, pursuant to the terms of his director agreement, we issued to Mr. White 428 shares of our common stock, valued at $37,500 or $87.62 per share.

Amanda Murphy is a member of our board of directors, is our Director of Operations, and has been named as our Chief Operating Officer effective January 1, 2022. Ms. Murphy received compensation of approximately $264,000 and $240,000 for Fiscal 2021 and Fiscal 2020, respectively. In addition, Ms. Murphy received a one-time incentive payment of approximately $80,000 during Fiscal 2021, in addition to reimbursement of her expenses, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices.

Scott W. Absher, our CEO and Chair of our board of directors, received compensation in the form of salary of approximately $764,673 and $750,000 for Fiscal 2021 and Fiscal 2020, respectively. In addition, Mr. Absher received the following additional payments: (i) a one-time incentive payment of approximately $160,000 in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, in addition to reimbursement of his expenses associated with his relocation; and (ii) a one-time bonus payment in the amount of $240,000 in recognition of his efforts on behalf of the Company. Subsequent to the end of Fiscal 2021, our board of directors approved raising Mr. Absher’s annual salary to $1 million, effective January 1, 2022, and also approved the payment of a $500,000 bonus to Mr. Absher, 50% of which was payable upon board of directors approval, and the remainder of which is payable on January 1, 2022. As of the date of this Form 10-K, none of this bonus has been paid to Mr. Absher.

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during each of Fiscal 2021 and 2020, respectively. Further, on June 6, 2019, we advanced $325,000 in cash to Mr. Holmes, which he repaid on July 18, 2019 by returning 558,132 shares of common stock to us at a fair value of $0.58 per share. We classified these shares as treasury stock, which were retired during Fiscal 2020.

On or about October 22, 2021, we severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised, as discussed elsewhere in this Form 10-K. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company.

Preferred Options

In September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at the time of the grant. These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock held by the option holder. Upon the occurrence of certain specified events, such founding shareholders can exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of the Company’s common stock on a one-for-one basis. The Preferred Options became exercisable upon the consummation of the Vensure Asset Sale in January 2020, as discussed above.

On June 4, 2020, Scott W. Absher, our Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which are subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of the date of this Form 10-K, the restrictions on 294,490 of these shares have been lifted, rendering them freely tradeable, while 11,827,570 Preferred Options issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised. On October 22, 2021, the Company’s board of directors canceled 11,790,000 of these Preferred Options previously issued to our co-founder, J. Stephen Holmes, pursuant to the September 2016 grant. Accordingly, these Preferred Options are no longer exercisable.

The amount of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the option holders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been the Company’s intent to adopt a second grant of Preferred Options granting an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of the Company’s preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, the Company granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of Preferred Stock, par value $0.0001 per share, for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert, (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which the Company’s Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of the Company’s assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019 and received compensation of $276,951 in Fiscal 2019.

David May, a member of our business development team, is the son-in-law of Scott Absher. Mr. May received compensation of approximately $149,000 and $132,000 in Fiscal 2021 and Fiscal 2020, respectively. In addition, in connection with his relocation to Miami, Florida, as part of the relocation of our principal executive offices, Mr. May received a one-time incentive payment of approximately $80,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Phil Eastvold, the Executive Producer of ShiftPixy Labs, is the son-in-law of Scott Absher. Mr. Eastvold was not employed by us during Fiscal 2020, but was hired on September 1, 2020, and received compensation for Fiscal 2021 of approximately $224,000. In addition, in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, Mr. Eastvold received a one-time incentive payment of approximately $88,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of $240,000 and $220,000 for Fiscal 2021 and Fiscal 2020, respectively. In addition, as noted above, Hannah Absher received a relocation bonus of approximately $18,000 during Fiscal 2021, in connection with her relocation. Neither Connie Absher nor Elizabeth Eastvold received any such relocation bonus.

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

Item 14. Principal Accountant Fees and Services

Marcum LLP was our independent registered public accounting firm for the Fiscal 2021 and Fiscal 2020.

The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for Fiscal 2021 and Fiscal 2020.

	2021	2020
Audit Fees (Marcum LLP)	$352,000	$419,000
All Other Fees	65,000	229,000
Total	$417,000	$648,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; and (ii)  “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

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

PART IV

Item 15. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Amendment to Articles of Incorporation of ShiftPixy, Inc., dated January 7, 2020 (incorporated by reference from Exhibit 3 to our current Report on Form 8-K, filed with the SEC on January 23, 2020)

3.4	Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated March 20. 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2020)

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated May 21, 2021 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, fined with the SEC on May 17, 2021)

3.6	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.7	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.8	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

4.2*	Description of the Registrant’s Securities (incorporated by reference as Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on November 30. 2020)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2†	First Amendment to Director Agreement, by and between Shift Pixy, Inc. and Kenneth W. Weaver Agreement, dated August 1, 2017 (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.03†	Offer Letter to Domonic Carney, dated July 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 1, 2019)

10.04†	Offer Letter to Scott W. Absher, dated March 23, 2016 (incorporated by reference from Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

10.05†	Offer Letter to Robert Gans, dated June 7, 2020 (incorporated by reference from Exhibit 10.26 to our registration statement on Form S-1, filed with the SEC on October 8, 2020)

10.6	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.7	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, the SEC on May 17, 2021)

10.8	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.9	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.10	Form of Letter Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8- K, filed with the SEC on August 18, 2021)

10.11	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.12	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8- K, filed with the SEC on September 2, 2021)

10.13	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.14	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

21.1*	List of Subsidiaries of ShiftPixy, Inc.

31.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	December 2, 2021	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	December 2, 2021

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 2, 2021

/s/ Christopher Sebes	Christopher Sebes	Independent Director	December 2, 2021

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	December 2, 2021

/s/ Whitney J. White	Whitney J. White	Independent Director	December 2, 2021

/s/ Amanda Murphy	Amanda Murphy	Director	December 2, 2021