Form 10-Q
period 2021-11-30
ShiftPixy, Inc.
filed 2022-01-14
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock issued and outstanding as of January 14, 2022, was 28,713,099.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	November 30, 2021	August 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,718,000	$1,199,000
Accounts receivable	400,000	498,000
Unbilled accounts receivable	2,700,000	2,741,000
Deposit – workers’ compensation	95,000	155,000
Prepaid expenses	971,000	605,000
Other current assets	199,000	126,000
Current assets of discontinued operations	243,000	356,000
Total current assets	6,326,000	5,680,000

Cash and marketable securities held in Trust Account (See Note 2 and 5)	116,725,000	—
Fixed assets, net	3,010,000	2,784,000
Note receivable, net	4,004,000	4,004,000
Deposits – workers’ compensation	246,000	386,000
Deposits and other assets	944,000	944,000
Deferred offering costs – SPACs (See Note 5)	38,493,000	48,261,000
Non-current assets of discontinued operations	627,000	883,000
Total assets	$170,375,000	$62,942,000

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities
Accounts payable and other accrued liabilities	$7,669,000	$6,553,000
Payroll related liabilities	8,619,000	7,876,000
Accrued workers’ compensation costs	604,000	663,000
Current liabilities of discontinued operations	1,414,000	1,516,000
Total current liabilities	18,306,000	16,608,000
Non-current liabilities
Accrued workers’ compensation costs	1,321,000	1,646,000
Non-current liabilities of discontinued operations	3,631,000	3,765,000
Total liabilities	23,258,000	22,019,000
Commitments and contingencies
Class A common shares subject to possible redemption 11,500,000 and no shares at $10.00 per share redemption value as of November 30, 2021 and August 31, 2021 (See note 2 and 5)	$116,725,000	—
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	—	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; 28,713,099 and 25,863,099 shares issued as of November 30, 2021 and August 31, 2021	3,000	3,000
Additional paid-in capital	140,968,000	142,786,000
Accumulated deficit	(158,051,000)	(149,338,000)
Total ShiftPixy, Inc Stockholders' deficit	(17,080,000)	(6,549,000)
Non-controlling interest in consolidated subsidiaries (See note 5)	$47,472,000	$47,472,000
Total Equity (Deficit)	$30,392,000	$40,923,000
Total liabilities and equity deficit	$170,375,000	$62,942,000
See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30, 2021	November 30, 2020
Revenues (gross billings of $21.2 million less worksite employee payroll cost of $12.3 million and gross billings of $19.8 million less worksite employees payroll cost of $17.3 million, for the three months ended November 30, 2021 and 2020, respectively)	$8,940,000	$2,503,000
Cost of revenue	8,245,000	1,990,000
Gross profit (loss)	695,000	513,000

Operating expenses:
Salaries, wages, and payroll taxes	3,890,000	2,193,000
Stock-based compensation – general and administrative	408,000	496,000
Commissions	27,000	38,000
Professional fees	1,737,000	707,000
Software development	1,161,000	877,000
Depreciation and amortization	123,000	62,000
General and administrative	1,932,000	1,759,000
Total operating expenses	9,278,000	6,132,000

Operating Loss	(8,583,000)	(5,619,000)

Other (expense) income:
Interest expense	(1,000)	(3,000)
Other income	5,000	—
Total other expense	4,000	(3,000)
Loss from continuing operations	(8,579,000)	(5,622,000)

Total (loss) income from discontinued operations, net of tax	(134,000)	(1,314,000)

Net loss	$(8,713,000)	$(6,936,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.24)	$(0.18)
Discontinued operations	—	(0.04)
Net loss per common share – Basic and diluted	$(0.24)	$(0.22)

Weighted average common shares outstanding – Basic and diluted	35,945,160	30,808,150
See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended November 30, 2021
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, September 1, 2021	—	$—	25,863,099	$3,000	$142,786,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
Common stock issued for private placement, net of offering cost	—	—	2,850,000	—	4,183,000	—	4,183,000	—	$4,183,000
Prefunded warrants from private placement, net of offering costs	—	—	—	—	6,861,000	—	6,861,000	—	$6,861,000
Stock-based compensation expense	—	—	—	—	408,000	—	408,000	—	$408,000
Remeasurement of IHC temporary equity	—	—	—	—	(13,270,000)	—	(13,270,000)	—	$(13,270,000)
Net Loss	—	—	—	—	—	(8,713,000)	(8,713,000)		$(8,713,000)
Balance, November 30, 2021	—	$—	28,713,099	$3,000	$140,968,000	$(158,051,000)	$(17,080,000)	$47,472,000	$30,392,000

ShiftPixy Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended November 30, 2020
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, September 1, 2020	—	$—	16,902,142	$2,000	$119,430,000	$(119,462,000)	$(30,000)
Common stock issued for private placement, net of offering costs	—	—	4,000,000	—	10,701,000	—	10,701,000
Stock-based compensation expense	—	—	—	—	421,000	—	421,000
Net Loss	—	—	—	—	—	(6,936,000)	(6,936,000)
Balance, November 30, 2020	—	$—	20,902,142	$2,000	$130,552,000	$(126,398,000)	$4,156,000
See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30, 2021	November 30, 2020
OPERATING ACTIVITIES
Net loss	$(8,713,000)	$(6,936,000)
Loss from discontinued operations	(134,000)	(1,314,000)
Net loss from continuing operations	(8,579,000)	(5,622,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	123,000	62,000
Stock-based compensation	408,000	421,000
Changes in operating assets and liabilities
Accounts receivable	98,000	150,000
Unbilled accounts receivable	41,000	(157,000)
Prepaid expenses	(366,000)	138,000
Other current assets	(73,000)	(46,000)
Deposits – workers’ compensation	200,000	11,000
Deposits and other assets	—	(35,000)
Accounts payable and other accrued liabilities	1,116,000	(432,000)
Payroll related liabilities	743,000	1,012,000
Accrued workers’ compensation costs	(384,000)	127,000
Total Adjustments	1,906,000	1,251,000
Net cash used in continuing operating activities	(6,673,000)	(4,371,000)
Net cash used in discontinued operating activities	(1,000)	(981,000)
Net cash used in operating activities	(6,674,000)	(5,352,000)

INVESTING ACTIVITIES
Investment of IHC IPO proceeds into Trust Account	(116,725,000)	—
Purchase of fixed assets	(349,000)	(572,000)
Net cash (used in) provided by investing activities	(117,074,000)	(572,000)

FINANCING ACTIVITIES
SPAC related offering costs paid	(3,502,000)	—
Proceeds from initial public offering of IHC	116,725,000	—
Proceeds from underwritten public offering, net of offering costs	—	10,701,000
Proceeds from private placement, net of offering costs	4,183,000	—
Proceeds from private placement prefunded warrants, net of offering costs	6,861,000	—
Net cash provided by financing activities	124,267,000	10,701,000
Net increase in cash	519,000	4,777,000
Cash - Beginning of Period	1,199,000	4,303,000
Cash -End of Period	$1,718,000	$9,080,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$1,000	$3,000
Cash paid for income taxes	—	—
Non-cash Investing and Financing Activities:
Deferred offering costs SPACs	$9,464,000	$—

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
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2022.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (“Fiscal 2021”), filed with the SEC on December 3, 2021.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of ShiftPixy Inc, and its wholly-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Industrial Human Capital, Inc. ("IHC"), which is a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of our 15% equity ownership stake, the overlap of three of our executive officers as executive officers of IHC, and significant influence that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC"). (see Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.
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
•Liability for legal contingencies;
•Useful lives of property and equipment;
•Deferred income taxes and related valuation allowance;
•Valuation of illiquid noncontrolling interest in SPAC shares transferred;
•Valuation of long-lived assets including long term notes receivable prior to January 1, 2021; and
•Projected development of workers’ compensation claims.
Revenue and Direct Cost Recognition
For the year ended August 31, 2021 ("Fiscal 2021"), we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and superseded most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition policies remained substantially unchanged as a result of the adoption of ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.
The Company’s revenues are primarily disaggregated into fees for providing staffing solutions and EAS/HCM services. The Company enters into contracts with its clients for Staffing or EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months but are cancellable at any time by either party with 30 days’ written notice. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. The Company uses the output method based on a stated rate and price over the payroll processed to recognize revenue, as the value to the client of the goods or services transferred to date appropriately depicts our performance towards complete satisfaction of the performance obligation.
Staffing Solutions
The Company records gross billings as revenues for its staffing solutions clients. The Company is primarily responsible for fulfilling the staffing solutions services and has discretion in establishing price. The Company includes the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with these services. As a result, we are the principal in this arrangement for revenue recognition purposes. For three months ended November 30, 2020, the Company recognized no revenues that should have been evaluated under a staffing solutions model.
EAS Solutions

EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers’ compensation premiums.

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were $2,700,000 and $2,741,000, as of November 30, 2021 and August 31, 2021, respectively.

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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The Company’s disaggregated revenues for the three months ended November 30, 2021 and November 30, 2020 were as follows:

	For the three months ended
Revenue (in millions):	November 30, 2021	November 30, 2020
HCM[1]	$1.8	$2.5
Staffing	7.1	—
	$8.9	$2.5

1 HCM revenue is presented net, $14.1 million gross less WSE payroll cost of $12.3 million for the three months ended November 30, 2021 and $19.8 million gross less WSE payroll cost of $17.3 million for the three months ended November 30, 2020.
During Fiscal 2021 the Company announced the launch of ShiftPixy Labs and expects to generate revenue from this initiative in Fiscal 2022. We generated no revenue from this initiative during the three months ended November 30, 2021.

For the three months ended November 30, 2021 and November 30, 2020, the following geographical regions represented more than 10% of total revenues:

Region:	November 30, 2021	November 30, 2020
California	53.7%	78.2%
Washington	13.3%	11.6%

Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under ASU No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 days' notice. These costs are recorded in commissions in the Company’s Consolidated Statements of Operations.
Segment Reporting
Prior to Fiscal 2021, the Company operated as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2021, the Company entered into new business lines and geographic areas that, to date, are not material. However, with the migration to Staffing during the fiscal quarter ending May 31, 2021, the

Company is beginning to manage the business on a segmented basis and therefore intends to report such information once systems and processes are updated accordingly. Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively. See also Disaggregation of Revenue, above.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of November 30, 2021 or August 31, 2021.
Marketable Securities Held in Trust Account

At November 30, 2021, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an IBC or redemption of the public common shares of the SPACs.

Concentration of Credit Risk
The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of November 30, 2021, there was $1,266,000 of cash on deposit in excess of the amounts insured by the FDIC.
No individual clients represented more than 10% of revenues for the three months ended November 30, 2021. However, three clients represented 98% of total accounts receivable as of November 30, 2021.
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
Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Equipment:	5 years
Furnitures & Fixtures:	5 - 7 years
Leasehold improvements	Shorter of useful life or the remaining lease term, typically 5 years
The amortization of these assets is included in depreciation expense on the condensed consolidated statements of operations.
Internal Use Software
Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software.
Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the condensed consolidated balance sheets.
The Company determined that there were no material capitalized internal software development costs for the three months ended November 30, 2021 or as of August 31, 2021. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.
During the three months ended November 30, 2021 and November 30, 2020, the Company incurred research and development costs of approximately $2.2 million and $1.4 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. In addition, no software costs were capitalized for the three months ended November 30, 2021 and November 30, 2020, respectively.

Impairment and Disposal of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no indicators noted of impairments during the periods ended November 30, 2021 or November 30, 2020.
Workers’ Compensation
Everest Program
Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company is currently engaged in litigation regarding such a demand for additional premium payments, which we believe to be without merit, as discussed at Note 11, Contingencies, Everest Litigation, below.
Sunz Program
From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in its consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without merit, as discussed at Note 11, Contingencies, Sunz Litigation, below.
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
As of November 30, 2021 and August 31, 2021, the Company had $95,000 and $155,000, in Deposit – workers’ compensation classified as a short-term asset and $246,000 and $386,000, classified as a long-term asset, respectively.
The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of November 30, 2021 and August 31, 2021, the Company had short term accrued workers’ compensation costs of $0.6 million and $663,000, and long term accrued workers’ compensation costs of $1.3 million and $1,646,000, respectively.
The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of November 30, 2021, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of November 30, 2021, the Company had $0.2 million in short term assets and $1.4 million of short term liabilities, and had $0.6 million of long term assets and $3.6 million of long term liabilities.
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
The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after November 30, 2021, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2021 and August 31, 2021, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at estimated fair value as described below.
The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:
•Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
•Level 2: Inputs to the valuation methodology include:
◦Quoted prices for similar assets or liabilities in active markets;
◦Quoted prices for identical or similar assets or liabilities in inactive markets;
◦Inputs other than quoted prices that are observable for the asset or liability;
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

◦If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Funds held in trust represent U.S. treasury bills that were purchased with funds raised through the initial public offering of IHC. The funds raised from SPACs are held in trust accounts that are restricted for use and may only be used for purposes of completing an IBC or redemption of the public shares of common stock of the SPACs as set forth in their respective trust agreements. The funds held in trust are included within Level 1 of the fair value hierarchy and included in Cash and marketable securities held in Trust Account in the accompanying condensed consolidated balance sheets.
The Company did not have other Level 1 or Level 2 assets or liabilities at November 30, 2021 or August 31, 2021. We recorded the fair value of the SPAC founder shares that the Company transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of our sponsored SPACs being consummated. See also Note 5, Deferred Offering Costs – SPACS, below.
The valuation of the Note Receivable from the Vensure Asset Sale (as defined below), is a Level 3 fair value measurement as of August 31, 2020 and through December 31, 2020 (end of the earn-out period as defined under the terms of the Note Receivable).

The Note Receivable, as described in Note 3, Discontinued Operations, below, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate, and on August 31, 2020 and through December 31, 2020 using a 15% discount rate, which contemplates the risk and probability assessments of the expected future cash flows. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the Vensure Asset Sale, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. For Fiscal 2020, the expected cash payments from the Note Receivable were based on estimated gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale as of the measurement date.
The Company used the following assumptions to value the Note Receivable as of August 31, 2020:
•Discount rate of 15%
•Actual monthly wages billed to the extent available to the Company
For interim reporting periods after December 31, 2020, including as of November 30, 2021 and August 31, 2021, the Company valued the Note Receivable as discussed in Note 3, Discontinued Operations, below.

The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three months ended November 30, 2021 and November 30, 2020.
Advertising Costs
The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $401,000 and $202,000 for the three months ended November 30, 2021 and November 30, 2020, respectively.
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
Earnings (Loss) Per Share
The Company utilizes ASC 260, Earnings per Share. Basic Net Income (Net Loss) per common share is computed by dividing Net Income (Net Loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Common stock outstanding for purposes of Net Income (Net Loss) per share calculations include unexercised Preferred Options and unexercised prefunded warrants, as described in Note 7, Stockholders' Equity, below. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, are:

	Three months ended November 30, 2021	Three Months Ended November 30, 2020
Options	402,258	1,517,189
Warrants (Note 7)	17,491,772	4,396,209
Total potentially dilutive shares	17,894,030	5,913,398
For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the "Plan"), as described in Note 8, below.
Stock-Based Compensation
At November 30, 2021, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 8, Stock Based Compensation, below. The Company accounts for the Plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.
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
The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on December 3, 2021, which includes a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.
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
Variable Interest Entity
The Company is involved in the formation of various entities considered to be Variable Interest Entities (“VIEs”). The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily formed to sponsor the related SPACs.

The Company’s determination of whether it is the primary beneficiary of VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically, the Company is entitled to substantially all or portion of the economics of these VIEs. The Company is the primary beneficiary of the VIE entities.

During the three months ended November 30, 2021, our sponsored SPAC, IHC, completed its IPO, selling 11,500,000 units pursuant to a registration statement and prospectus, as described below. The IPO closed on October 22, 2021, raising gross proceeds of $115 million. These proceeds were deposited in a trust account established for the benefit of the IHC public shareholders and, along with an additional $1.675 million deposited in trust by the Company for interest payments for future possible redemptions by IHC stockholders, are included in Cash and marketable securities held in Trust Account in the accompanying condensed consolidated balance sheet at November 30, 2021. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of IHC.

Each unit had an offering price of $10.00 and consisted of one share of IHC common stock and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of IHC common stock at a price of $11.50 per share. The IHC public stockholders have a right to redeem all or a portion of their shares of IHC common stock upon the completion of its IBC, subject to certain limitations. Under the terms of the registration statement and prospectus, IHC is required to consummate its IBC within 12 months of the completion of the IPO. If IHC is unable to meet this deadline, and no extension is granted, then IHC will redeem 100% of the public shares of common stock outstanding for cash, subject to applicable law and certain conditions.

In connection with the IPO, we purchased, through investments, 4,639,102 private placement warrants ("Placement Warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102, and currently own 2,175,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Each Placement Warrant is identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of the IHC IPO, we determined that IHC is a Variable Interest Entity ("VIE") in which we have a variable interest because IHC does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that IHC's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of IHC as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC's economic performance and IHC does not have enough equity at risk to finance its activities without additional subordinated financial support. Since we are the primary beneficiary, IHC is consolidated into our condensed consolidated financial statements.

Shares Subject to Possible Redemption

The Company accounts for its stockholdings in its sponsored SPACs, (which are consolidated in our condensed consolidated financial statements), that are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. Accordingly, as of November 30, 2021, shares of common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value of these shares immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of November 30, 2021 the carrying amount of the sponsored SPAC shares of common stock subject to redemption was recorded at their redemption value of $116,725,000. The remeasurement of the redemption value of the redeemable shares of common stock is recorded in equity. The remeasurement in equity comprised of offering cost incurred in connection with the sale of public shares of the SPACs was $13 million, consisting of approximately $9.5 million of offering costs related to the founder shares transferred to the SPACs’ underwriter representative as described in Note 5, Deferred Offering Costs, and $3.5 million in other offering costs related to the IPO paid at closing in cash.
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

For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Accounting Policies, above. For the three months ended November 30, 2021, the Company recorded the Note Receivable based on our estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of our records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments.The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 11, Contingencies, Vensure Litigation, below.
The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the balance sheet for the period ended November 30, 2021.

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
The entire Note Receivable is recorded as a long term note receivable as of November 30, 2021. Any adjustments to the Note Receivable are applied against payments in the order they are due to be paid. As such, the estimates of the working capital and reserves for estimated potential claims would not result in any cash payments due to the Company until later in Fiscal 2022.
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

(i) Working capital adjustments: Through November 30, 2021, the Company has identified $2.6 million of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of November 30, 2021, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of November 30, 2021 represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during Fiscal 2021. No additional adjustment was made during the three months ended November 30, 2021.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	November 30, 2021	August 31, 2021
Cash	$—	$—
Accounts receivable and unbilled account receivable	—	—
Prepaid expenses and other current assets	—	—
Deposits – workers’ compensation	243,000	356,000
Total current assets	243,000	356,000
Fixed assets, net	—	—
Deposits – workers’ compensation	627,000	883,000
Total assets	$870,000	$1,239,000

Accounts payable and other current liabilities	$—	$—
Payroll related liabilities	—	—
Accrued workers’ compensation cost	1,414,000	1,516,000
Total current liabilities	1,414,000	1,516,000
Accrued workers’ compensation cost	3,631,000	3,765,000
Total liabilities	5,045,000	5,281,000

Net liability	$(4,175,000)	$(4,042,000)

Reported results for the discontinued operations by period were as follows:

	For the Quarter Ended
	November 30, 2021	November 30, 2020
Revenues	$—	$—
Cost of revenue	133,000	1,314,000
Gross profit	(133,000)	(1,314,000)

Operating expenses:
Salaries, wages and payroll taxes	—	—
Commissions	—	—
Total operating expenses	—	—

(Loss) income from discontinued operations	$(133,000)	$(1,314,000)
Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship

On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPACs. Each SPAC that has not yet commenced its IPO is currently seeking to raise approximately $150 million in capital investment, through an IPO, to acquire companies in the healthcare and technology segments of the staffing industry, as well as one or more insurance entities, while IHC has completed its IPO and is seeking to acquire companies in the light industrial segment of the staffing industry, as described below. We anticipate that, through our wholly-owned subsidiary, we will own approximately 15% of the issued and outstanding stock in each entity upon their IPOs being consummated, and that each will operate as a separately managed, publicly traded entity following the completion of their respective IBCs. We anticipate entering into service agreements with each of the staffing entities that will allow them to participate in our HRIS platform. We also expect to facilitate the procurement of workers’ compensation, personal liability, and other similar insurance products for these staffing entities through our anticipated relationship with the insurance SPAC after it completes its IBC. For the period ended November 30, 2021, the sponsorship operations for all of these entities, with the exception of IHC, are consolidated in the accompanying financial statements as they were being conducted under a wholly-owned subsidiary. The operations of IHC have been consolidated in the accompanying financial statements for the reasons set forth above.
The registration statement and prospectus covering the IPO of IHC was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the New York Stock Exchange (“NYSE”) on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, we purchased, through our wholly-owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102.
Following the closing of the IPO, the sum of $116,725,000 was placed in a trust account (the “Trust Account”), and has been invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "ICA"), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the ICA, as determined by the Company, until the earlier of: (i) the completion of the IBC and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The $116,725,000 consisted of the $115,000,000 of gross proceeds from the sale of the Units in the IPO and $1,725,000 funded by the Company as Sponsor representing guaranteed interest for future redemptions and calculated as one year's interest at 1.5%. With the completion of the IPO, the Company recorded approximately $9.5 million of deferred costs into APIC as of November 30, 2021, and $274,000 of offering costs paid on behalf of IHC. During the quarter ended November 30, 2021 IHC incurred approximately $3.5 million in offering costs. No other offering costs has been incurred during the period for the other SPACs.
Note 5: Deferred Offering Costs - SPACs
During Fiscal 2021, the Company incurred professional fees related to the filing of registration statements for the IPOs of four SPACs. The Company also transferred certain Founder Shares of those SPACs to a third party which created a non-controlling interest in those entities. These Founder Shares of common stock were transferred to the SPACs’ underwriter representative (the “Representative”) at below fair market value, resulting in compensation and therefore deferred offering costs for the SPACs, and the creation of a minority interest. The non-controlling interest is recorded as a minority interest on the Balance Sheet and the Statement of Equity. There were no similar transactions for Fiscal 2020.

As of August 31, 2021, Deferred offering costs - SPACs totaled $48,261,000, consisting of $789,000 of legal and accounting fees related to the SPACs’ IPOs and $47,472,000 related to the non-controlling interest in consolidated subsidiaries.

The non-controlling interest – deferred offering costs represents the estimated value of the portion of our Founder Shares in each of the following SPACs that we received as a result of our sponsorship, and which we transferred to the Representative on April 22, 2021, at a price below the fair market value of the shares, as follows: (i) 2,000,000 shares of IHC common stock; (ii) 2,000,000 shares of TechStackery, Inc. ("TechStackery") common stock; (iii) 2,000,000 shares of Vital Human Capital, Inc. ("Vital") common stock; and (iv) 4,000,000 shares of Firemark Global Capital, Inc. ("Firemark") common stock. We estimate the total value of the 10,000,000 shares transferred, which represents deferred compensation to the Representative, to be $47,472,000, or $4.7472 per share. We arrived at this valuation by reference to similar SPAC IPO transactions, as set forth below:

1.Consistent with most SPAC IPOs, the market price of units (consisting of some combination of common stock and warrants) sold to the public in a SPAC IPO is $10 per unit.

2.We have valued the warrant portion of each Unit at $0.75. Deducting this value from the Unit yields a value of $9.25 per share of common stock at the time of the IPO, which we have applied to the value of each of the Founder Shares that we issued to the Representative.

3.We have applied a further discount of 48.8%, which is a blended discount designed to reflect the following contingencies and uncertainties: (a) 20% probability that the SPAC IPOs are never consummated; (b) 20% probability that none of our sponsored SPACs successfully complete their IBC; and (c) 21% additional discounts to account for future sponsor and Representative concessions, as well as the possibility of decrease in the value of the common stock of each SPAC.

One of the Company's sponsored SPACs, IHC, completed its IPO on October 22, 2021, resulting in the recognition of approximately $13 million of offering costs including $9.8 million that had been deferred as of August 31, 2021. No offering costs were incurred for TechStackery, Vital, or Firemark during the quarter ended November 30, 2021. A reconciliation of the deferred offering costs recorded by the Company as of November 30, 2021 is set forth below:

SPAC	Shares	Value	Offering Cost as of August 31, 2021[1]	Offering cost paid by sponsor	Total Offering costs as of August 31, 2021	Recorded to APIC	Balance as of November 30, 2021
IHC	2,000,000	4.7472	9,494,000	274,000	9,768,000	(9,768,000)	—
TechStackery	2,000,000	4.7472	9,494,000	147,000	9,641,000	—	9,641,000
Vital	2,000,000	4.7472	9,494,000	147,000	9,641,000	—	9,641,000
Firemark	4,000,000	4.7472	18,990,000	221,000	19,211,000	—	19,211,000
			$47,472,000	$789,000	$48,261,000	$(9,768,000)	$38,493,000

1 Offering Costs represent that portion of our Founder Shares in each of the following SPACs that we received as a result of our sponsorship, and which we transferred to the Representative during fiscal 2021.
Note 6: Going Concern
The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. Historically, the Company has funded itself either through cash flow from operations or the raising of capital through equity sales. If the Company is unable to obtain additional capital, it may not be able to make payments in a timely manner or otherwise fund its operations. The COVID-19 pandemic continued to negatively impact worldwide economic activity through most of Fiscal 2021, including within the United States where our operations are based. While these negative impacts began to ameliorate during Fiscal 2021, prolonged workforce disruptions still negatively impacted sales for the majority of the three month period ended November 30, 2021, as well as the Company’s overall liquidity.

As of the end of the three months ended November 30, 2021, the Company had cash of $2.1 million and a working capital deficit of $11.9 million. During this same period, the Company used approximately $6.67 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $158.1 million as of November 30, 2021.

The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as going concern for at least one year from issuance of these financial statements. The Company’s plans to alleviate this substantial doubt are discussed below. These plans include raising additional capital to fund expansion of its operations, including the continued development and support of its HRIS platform, its SPAC sponsorship activities, and its ShiftPixy Labs growth initiative.
The Company believes that IHC has the potential to generate revenues during Fiscal 2022, provided that IHC successfully completes its IBC and the Company is able to enter into one or more client services agreements with IHC on favorable terms. Similarly, the Company believes that its future relationship with Vital and TechStackery will provide us with the potential to generate revenues, provided that each of these SPACs is able to launch its IPO and complete its IBC successfully, and the Company is able to enter into one or more client services agreements with each of these SPACs on favorable terms. The Company also believes that Firemark has the potential to generate additional payroll billings through contractual arrangements by which the Company is able to provide low-cost insurance product offerings to its clients, provided that Firemark is able to launch its IPO and complete its IBC successfully, and the Company is able to enter into a contractual relationship with Firemark on favorable terms.
The Company also expects its ShiftPixy Labs growth initiative to generate cash flow once launched, by functioning as an incubator of food service and restaurant concepts through collaboration and partnerships with local innovative chefs. If successful, the Company believes that this initiative will produce sound businesses that provide recurring revenue through direct sales, as well as through utilization of the ShiftPixy Ecosystem, HRIS platform, and other human capital services that the

Company provides. To the extent that this business model is successful and can be replicated in other locations, the Company believes that it has the potential to contribute significant revenue to ShiftPixy in the future. The Company may also take equity stakes in various branded restaurants that it develops and operates with its partners through ShiftPixy Labs. Such ownership interests will be held to the extent that it is consistent with the Company’s continued existence as an operating company, and to the extent that the Company believes such ownership interests have the potential to create significant value for its shareholders.
Further, on March 27, 2020, Former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry-back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to Section 2302 of the CARES Act, the Company is deferring payment of taxes totaling $318,000 until December 31, 2022. These deferrals will allow the Company to preserve capital for use in its growth initiatives which, in turn, are expected to generate substantial revenue and cash flow if successful.

Also, the Company closed a private placement transaction with a large institutional investor on September 3, 2021, (immediately following the close of Fiscal 2021), which yielded proceeds to the Company of approximately $11.9 million net of fees and expenses. The Company expects to engage in additional sales of its securities during Fiscal 2022, either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives.
The Company’s management believes that its current cash position, (including the proceeds of the September 2021 private placement), along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will be sufficient to alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.
Note 7: Stockholders’ Equity
Preferred Stock
Preferred Stock
As previously disclosed, in September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at the time of the grant. These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock held by the option holder. Upon the occurrence of certain specified events, such founding shareholders can exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of the Company’s common stock on a one-for-one basis. Upon consummation of the Vensure Asset Sale in January 2020, a total of 24,634,560 Preferred Options became exercisable and exchangeable into an equal number of shares of our common stock.

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which are subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of November 30, 2021, the restrictions on all of these shares have been lifted, rendering them freely tradeable.

On October 22, 2021, the Company’s board of directors canceled 11,790,000 of these Preferred Options previously issued to its co-founder, J. Stephen Holmes. Accordingly, these Preferred Options are no longer exercisable. A total of 37,570 Preferred Options issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised.

The amount of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the option holders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been the Company’s intent to adopt a second grant of an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of the Company’s preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, the Company granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of Preferred Stock, par value $0.0001 per share, for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert, (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which the Company’s Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of the Company’s assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act. As of November 30, 2021, no events have occurred that would trigger the exercise of the Preferred Options issued to Mr. Absher in August 2021.
Common Stock and Warrants
During the three months ended November 30, 2021, the Company closed a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 2,850,000 shares of Common Stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 2,850,000 shares of Common Stock, with each September 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $1.595, and (ii) 4,673,511 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 4,673,511 shares of Common Stock, with each September 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of Common Stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.595 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.5949.

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of Placement Agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued to the Placement Agent 376,176 warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of Common Stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which has not yet occurred) of a registration statement for the resale of the underlying shares, and have an initial exercise price per share of $1.7545. .

The following table summarizes the changes in the Company’s common stock and Prefunded  Warrants from August 31, 2021 to November 30, 2021.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2021	9,592,085	4.7	$3.87
Issued	7,899,687	4.7	1.60
(Cancelled)	—	—	—
(Exercised)	—	—	—
Warrants outstanding, November 30, 2021	17,491,772	4.7	2.83
Warrants exercisable, November 30, 2021	17,115,596	4.7	$2.85
The following table summarizes the Company’s warrants outstanding as of November 30, 2021:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
Sep 2021 Common Warrants	2,850,000	4.8	$1.60
Sep 2021 Prefunded Warrants (1)	4,673,511	4.8	1.59
Sep 2021Underwriter Warrants (2)	376,176	4.8	1.75
May 2021 Common Warrants	4,948,453	4.5	2.43
May 2021Underwriter Warrants	247,423	4.5	2.43
October 2020 Common Warrants	2,300,000	3.8	3.30
October 2020 Underwriter Warrants	200,000	3.8	3.30
November 2020 Common Warrants	1,277,580	3.5	5.40
November 2020 Underwriter Warrants	111,108	3.5	5.40
March 2020 Exchange Warrants	423,669	3.8	10.17
Amended March 2019 Warrants	66,288	2.3	40.00
March 2019 Services Warrants	3,366	2.3	70.00
June 2018 Warrants	6,276	2.1	40.00
June 2018 Services Warrants	5,422	2.1	99.60
2017 PIPE Warrants	2,500	1.0	276.00
	17,491,772	4.4	$2.83
(1)The September 2021 Prefunded Warrants were sold as part of a Prefunded Warrant Unit as described above at a nominal price of $0.0001 per share.
(2)The September 2021 Placement Agent Warrants become exercisable six months from issuance and expire four years from the effective date (which has not yet occurred) of the registration statement covering the resale of the underlying shares.
Note 8: Stock Based Compensation
Employee Stock Option Plan Increase
In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), (each of which is exercisable into shares of common stock), (collectively, “Options”) or shares of common stock (“Share Grants”).

On July 1, 2020, the Company's board of directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000. On March 31, 2021, the Company’s shareholders approved the increase in the number of shares of common stock issuable under the Plan as well as any contingent grant awards under the Plan on or subsequent to July 1, 2020. On June 4, 2021, the Company registered an aggregate of 3,000,000 shares, par value $0.0001 per share, reserved for issuance under the Plan.
For all options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020 typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term and, as of November 30, 2021, all options granted to date are exercisable.
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
The Company recognized approximately $408,000 and $496,000 of compensation expense for the three months ended November 30, 2021 and November 30, 2020, respectively.
The Company compensates its board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the condensed consolidated balance sheet. The Company has incurred $56,000 and $75,000 for the three months ended November 30, 2021 and November 30, 2020, respectively.

The following table summarizes option activity during the three months ended November 30, 2021:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance Outstanding, August 31, 2021	1,776,115	8.90	$6.80
Granted	105,000	9.87	1.18
Exercised	—	—	—
Forfeited	(58,125)	3.19	3.89
Balance Outstanding at November 30, 2021	1,822,990	8.83	$6.41

Balance Exercisable at November 30, 2021	1,822,990

Options outstanding as of November 30, 2021 had aggregate intrinsic value of $0.

At November 30, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 2.77 years for outstanding grants was $3,785,000. Option vesting activity from August 31, 2021, through November 30, 2021 was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2021	309,257	8.63	$16.92
Vested	93,001	8.85	5.65
Exercised	—	—	—
Forfeited	—	—	—
Balance, November 30, 2021	402,258	8.70	$14.31
The following table summarizes information about stock options outstanding and vested at November 30, 2021:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$1.36 - 10.00	1,782,293	8.4	$4.27	366,810	8.9	$5.15
$10.01 - $40.00	3,500	7.5	21.69	2,289	7.5	21.69
$40.01 - $80.00	13,396	7.3	51.21	10,610	7.3	51.22
$80.01 - $120.00	10,302	6.5	102.90	9,432	6.5	102.89
$120.01 - $160.00	12,375	5.8	155.20	11,992	5.7	155.42
$160.01 - $391.60	1,125	5.6	391.60	1,125	5.6	391.60
	1,822,990	8.8	$6.41	402,258	8.7	$14.31

Note 9: Related Parties

Director Compensation

On December 23, 2019, pursuant to the terms of his director agreement, we issued to Whitney White 428 shares of our common stock, valued at $37,500 or $87.62 per share.

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received approximately $264,000 and $240,000 in salaried compensation in Fiscal 2021 and Fiscal 2020, respectively. During Fiscal 2021, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Ms. Murphy received a one-time incentive payment of approximately $80,000 in addition to reimbursement of her expenses associated with her relocation. On October 22, 2021, as noted above, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $500,000, all of which were effective January 1, 2022.

Scott W. Absher, our CEO and Chair of our Board, received compensation in the form of salary of approximately $765,000 and $750,000 for Fiscal 2021 and Fiscal 2020, respectively. In addition, Mr. Absher received the following additional payments during Fiscal 2021: (i) a one-time incentive payment of approximately $160,000 in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, in addition to reimbursement of his expenses associated with his relocation; and (ii) a one-time bonus payment in the amount of $240,000 in recognition of his efforts on behalf of the Company. Subsequent to the end of Fiscal 2021, our Board approved raising Mr. Absher’s annual salary to $1 million, effective January 1, 2022, and also approved the payment of a $500,000 bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. These bonuses are recorded in our Accounts payable and other accrued liabilities in the condense consolidated balance sheets.

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and was a significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during each of Fiscal 2021 and 2020, respectively. Further, on June 6, 2019, we advanced $325,000 in cash to Mr. Holmes, which he repaid on July 18, 2019 by returning 558,132 shares of common stock to us at a fair value of $0.58 per share. We classified these shares as treasury stock, which were retired during Fiscal 2020.

On or about October 22, 2021, we severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company. See Note 7, Stockholders Equity.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019 and received compensation of $276,951 in Fiscal 2019. On November 18, 2021, Mr. Absher rejoined the Company as Deputy General Counsel – Special Projects, for an annual salary of $240,000. Based on his re-hire date, Mr. Absher did not receive any compensation from the Company in Fiscal 2021 or Fiscal 2020.

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

Jason Absher, a member of our business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher was hired on February 22, 2021 at an annual salary of $75,000, which was subsequently raised to $120,000, effective August 1, 2021. Mr. Absher did not receive any compensation in Fiscal 2020, but received compensation of approximately $37,700 for Fiscal 2021.

Phil Eastvold, the Executive Producer of ShiftPixy Labs, is the son-in-law of Scott Absher. Mr. Eastvold was hired on September 1, 2020 and therefore did not receive any compensation in Fiscal 2020. Mr. Eastvold received compensation for Fiscal 2021 of approximately $224,000. In addition, in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, Mr. Eastvold received a one-time incentive payment of approximately $88,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of $240,000 and $220,000 in Fiscal 2021 and Fiscal 2020, respectively. In addition, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Hannah Absher received a one-time incentive payment of approximately $18,000 during Fiscal 2021, in addition to reimbursement for expenses associated with her relocation. Connie Absher and Elizabeth Eastvold did not receive any such relocation bonus.
Note 10: Commitments
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
Effective June 21, 2021, the Company entered into a non-cancelable 77-month lease, with an anticipated possession date of March 1, 2022, for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.
Future minimum lease and licensing payments under non-cancelable operating leases at November 30, 2021, are as follows:

Years ended November 30,
2022	$945,000
2023	1,068,000
2024	1,131,000
2025	1,165,000
2026	897,000
Thereafter	838,000
Total minimum payments	$6,044,000
ShiftPixy Labs Ghost Kitchens
On March 17, 2021, the Company entered into a master service agreement for the construction of six ghost kitchens to be placed in its ShiftPixy Labs facility in Miami for a total cost of $1,037,000. As of November 30, 2021, the Company has made payments totaling $885,000 pursuant to this agreement, which it has capitalized as construction in progress and included in Fixed Assets on the Condensed Consolidated Balance Sheet. The Company expects to incur additional costs totaling $152,000 under this contract, which it expects to pay by the end of the second quarter of Fiscal 2022.
Non-contributory 401(k) Plan
The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the three months ended November 30, 2021 and November 30, 2020.
Special Purpose Acquisition Company Sponsorship
On April 29, 2021, the Company announced its sponsorship, through a wholly-owned subsidiary, of four SPAC IPOs. The Company purchased founder shares in each SPAC (the "Founder Shares"), through its wholly-owned subsidiary, for an aggregate purchase price of $25,000 per SPAC. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 15% of the outstanding shares of each SPAC after its IPO (excluding the private placement warrants described below and their underlying securities).

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

The investment amounts set forth above do not include loans that the Company may extend to each SPAC in an amount not to exceed $500,000 individually (or $2 million in the aggregate), in its role as sponsor. As of November 30, 2021, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $820,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. The Company anticipates that each of the SPACs will repay these advanced expenses from the proceeds of their respective SPAC IPOs.
Note 11: Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.
During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that after consulting legal counsel the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Quarterly Report, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima has refused to continue development work, denied access to developed software, and refused to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020, the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Discovery is substantially complete, and a trial date has not been set.

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit, on behalf of himself and other similarly situated individuals in the Eighth Judicial District Court for the State of Nevada, Clark County, naming the Company and its client as defendants, and alleging violations of certain wage and hour laws. This lawsuit is in the initial stages, and the Company denies any liability. Even if the plaintiff ultimately prevails, the potential damages recoverable will depend substantially upon whether the Court determines in the future that this lawsuit may appropriately be maintained as a class action. Further, in the event that the Court ultimately enters a judgment in favor of plaintiff, the Company believes that it would be contractually entitled to be indemnified by its client against at least a portion of any damage award.

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

From April 2021 through August 2021, Vensure and the Company engaged in the “30-day negotiation period” referred to above, which was extended multiple times at Vensure’s request to provide Vensure an opportunity to provide evidence supporting its assertions. Over the course of these negotiations, Vensure withdrew its claim for approximately $1.5 million from the Company, and acknowledged that Vensure owed ShiftPixy some portion of the Installment Fund. Nevertheless, in early September 2021, without warning and contrary to the dispute resolution provisions of the APA, Vensure filed suit against the Company in Delaware Chancery Court for breach of contract and declaratory judgment, seeking unspecified damages. The Company vigorously disputes and denies each of Vensure’s claims. Accordingly, on November 4, 2021, the Company filed its Answer and Counterclaim to Vensure’s Complaint, in which it not only denied Vensure’s claims, but also asserted counterclaims for breach of contract and tortious interference with contract. The counterclaim seeks damages from Vensure totaling approximately $9.5 million – the full amount due under the APA - plus an award of attorneys’ fees and expenses. Discovery is expected to commence shortly.
Note 12: Subsequent Events
Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of November 30, 2021 have been incorporated into these financial statements and there are no subsequent events that required disclose in accordance with FASB ASC Topic 855, " Subsequent Events."
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on December 3, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND INFORMATION

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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021 filed with the SEC on December 3, 2021, which is expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made herein to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

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
Overview

Our current business, and the primary source of our revenues to date, has been under a human capital fee-based SAAS business model. We have developed a comprehensive HRIS platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for WSEs (or shifters). As consideration for providing these services, we receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the first quarter of Fiscal 2022, we processed approximately $21.2 million of payroll billings, our primary operating metric, and incurred approximately $8.6 million in operating losses, which were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model.

For most of Fiscal 2021 and continuing into the first quarter of Fiscal 2022, our primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. We believe that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during the first quarter of Fiscal 2022, accounting for approximately % of our gross billings. Washington and New Mexico represented our other significant markets during the first quarter of Fiscal 2022, representing approximately 20% of our total revenues. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into client services agreements ("CSAs") with us or one of our wholly owned subsidiaries.

Our business focus during Fiscal 2021 and continuing into the first quarter of Fiscal 2022 was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. To that end, we identified and began to execute on various growth strategies, including our sponsorship of various SPACs and our investment in our ShiftPixy Labs initiative. We expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.

Our revenues for the first quarter of Fiscal 2022 consisted of: i) staffing solutions revenues equal to gross billings for staffing solutions clients; and ii) EAS solutions revenues which consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage for our clients. Our costs of revenues for EAS solutions revenues consist of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage and administration related services, including premiums and loss reserves. For staffing solutions revenues our cost of revenues also included the gross payroll paid to staffing solutions employees. A significant portion of our assets and liabilities is for our workers’ compensation reserves, carried as cash balances, and our estimates of projected workers’ compensation claims, carried as liabilities. We provided a self-funded workers’ compensation policy up to $500,000 and purchased reinsurance for claims in excess of that limit up to February 28, 2021, after which we changed to a direct cost premium only workers’ compensation program.

We believe that our customer value proposition is to provide a combination of overall net cost savings to our clients, for which they are willing to pay increased administrative fees, as follows:

•Payroll tax compliance and management services;
•Governmental HR compliance services, such as compliance with the Affordable Care Act (“ACA”);
•Reduced client workers’ compensation premiums or enhanced coverage; and
•Access to an employee pool of potential applicants to reduce turnover costs.

We have invested heavily in a robust, cloud-based HRIS platform (the ShiftPixy “Ecosystem”) in order to:

•reduce WSE management costs;
•automate new WSE and client onboarding; and
•provide value-added services for our business clients resulting in additional revenue streams to the Company.

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

We see our technology platform as a key competitive advantage and differentiator to our market competitors and one that will allow us to expand our human capital business beyond our current focus of low-wage employees and healthcare workers. We believe that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, will provide a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that these businesses face. We are completing additional features that we expect to generate additional revenue streams, enhance and expand our product offering, increase our client customer and WSE counts, and increase our revenues and profit per existing WSE.
COVID-19 Pandemic Impact

The COVID-19 pandemic continues to provide both business setbacks and business opportunities. Our growth trajectory has been muted by the economic impacts of the COVID-19 pandemic on our core business clients, primarily restaurants and nurse staffing organizations supplying health services not related to COVID-19.

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

The negative impact of these lockdowns on our business and operations continued through our third quarter of Fiscal 2021 in a see-saw pattern, with some improvement observed after the removal of many restrictions in California and elsewhere from March through June 2021, only to be followed by the reimplementation of restrictions in the face of the pandemic resurgence fueled by the spread of the Delta variant of the virus. While the availability of PPP Loans to our clients mitigated the negative impact on our business during the initial stages of the pandemic, we believe that the failure of the government to renew this program exacerbated the deleterious impact of subsequent restrictions and lockdowns on our financial results for Fiscal 2021. We have observed some degree of business recovery as these lockdowns have relaxed and vaccination efforts have accelerated, and we believe that, to the extent that COVID-19 infection rates continue to decrease, and vaccination rates increase, governmental authorities will continue to remove restrictions, which will fuel our clients’ business recoveries. Nevertheless, we remain concerned that the recent resurgence of the virus, in the form of the Omicron variant, could have a material negative impact on our business and results of operations, as could the emergence of additional variants of the virus in the future.

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
Significant Developments in the Three Months Ended November 30, 2021.
Financing Activities

September 2021 Private Placement

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

Growth Initiatives

During the three months ended November 30, 2021 we continued to execute on our two primary growth initiatives. Each growth initiative is designed to leverage our technology solution, knowledge, and expertise to provide for significant revenue growth for the human capital management services we provide to our clients.

Sponsorship of SPACs

On April 29, 2021, we announced our sponsorship of four SPAC IPOs. The Industrial Human Capital (“IHC”) IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. IHC currently intends to use the proceeds of the IHC IPO to acquire companies in the light industrial segment of the staffing industry, and our goal is to enter into CSAs with IHC following its IBC. Immediately following the IHC IPO, IHC began to evaluate acquisition candidates. IHC’s goal is to complete its IBC within one year of consummation of the IHC IPO.

Although each of our remaining sponsored SPACs have filed registration statements and prospectuses contemplating that they will each seek to raise approximately $150 million, we currently anticipate that two of these SPACs, Vital and TechStackery, will seek to raise approximately $100 million each in capital investment to acquire companies in the healthcare and technology segments of the staffing industry, respectively. We also now expect that our other remaining sponsored SPAC, Firemark, will seek to raise approximately $100 million in capital investment to acquire one or more insurance entities to provide workers’ compensation and related insurance products. We currently own approximately 15% of the issued and outstanding stock of IHC, and we expect to own approximately 20% of each of the other SPACs upon their IPOs being declared effective and consummated, (which equity stake is likely to decrease). Assuming that the IPOs of each of the remaining SPACs are consummated pursuant to the same pricing terms of the IHC IPO, we expect to invest, through Investments, an aggregate amount of $17,531,408 in the SPACs (or up to $18,656,408 if the over-allotment option of each SPAC is exercised in full) through the purchase of placement warrants in addition to our initial $25,000 investment for the purchase of our Founder Shares in each SPAC. These investment amounts set forth above do not include loans that we may extend to each SPAC in an amount not to exceed $500,000 individually, (or $2 million in the aggregate), in our role as sponsor for the purpose of funding various organizational expenses of the SPACs.

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

To date, we have incurred direct costs of $0.5 million to form the SPAC entities, primarily for legal and professional services related fees, which are included as operating expenses for the three months ended November 30, 2021.

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

The idea of ShiftPixy Labs, (as described in more detail in Item 1 of our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on December 3, 2021), originated from discussions with our restaurant clients, combined with our observations of industry trends that appear to have accelerated during the pandemic. Beginning in Calendar 2020, we recognized a significant uptick in the use of mobile applications to order take-out food either for individual pickup or third-party delivery, which grew even more dramatically as the pandemic took hold. Not surprisingly, the establishment of fulfillment kitchens for third party delivery also spread rapidly during this time period, initially among national fast food franchise chains but then among smaller QSRs.

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

During Fiscal 2021, we established an industrial facility in Miami that we expect to be fully operational shortly. During the first quarter of Fiscal 2022, we installed ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells in this facility. We expect this facility, upon completion, to function as a state of the art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to us in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, our HRIS platform, and other human capital services that we provide. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to us in the future.

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

For the first quarter of Fiscal 2022, included in cost of sales were approximately $134,000 of expense for claims estimate increases relating to loss reserves activity for calendar 2021 for the legacy Sunz and Everest programs. The claims estimates are the subject of ongoing litigation with our former workers’ compensation insurance providers, Sunz and Everest, as described in Note 11, above. We are currently re-evaluating the workers’ compensation liability estimates under our legacy Sunz and Everest programs.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, pursuant to which we assigned client contracts representing approximately 88% of our quarterly revenue as of November 30, 2019, including 100% of our existing PEO business effective as of December 31, 2019, and we transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was embodied in the Note Receivable described above, to be paid out in equal monthly payments for the next four years after certain transaction conditions were met. As of November 30, 2021, Vensure and the Company were engaged in litigation regarding the amount owed to the Company pursuant to the Note Receivable, as described in Note 11, Contingencies, above.
Quarterly Performance Highlights: First Quarter Fiscal 2022 v. First Quarter Fiscal 2021
•Served approximately 72 clients and an average of 3,000 WSEs.
•Processed over $21 million in gross billings from continuing operations, representing an increase of 7.2% from the same period in Fiscal 2020 due to the easing of COVID-19 restrictions, which had a significant impact on our quick service restaurant ("QSR") customer base. Our continuing operations mix remained consistent for the three months ended November 30, 2021 with the same period in Fiscal 2021, primarily consisting of QSR WSEs. (For further information, please refer to the section entitled “Non-GAAP Financial Measures”, below.) Our revenues for the three months ended November 30, 2021 were 257% higher than the same period in Fiscal 2021, due primarily to the our migration to a staffing revenue recognition model during the latter part of Fiscal 2021. Gross margin for the three months ended November 30, 2021 improved over the same period in Fiscal 2021, due primarily to higher billings driving greater margins from additional administrative fees and taxes.
Our financial performance for the three months ended November 30, 2021, compared to the same period in Fiscal 2021, included the following significant items:

Revenues increased approximately 257.2%, to $8.9 million, from $2.5 million in the same period in Fiscal 2021. This revenue growth was due to the combination of an increase in gross billings of 7.2%, to $21.2 million, from $19.8 million in the same period in Fiscal 2021, and the impact of the transition of some of our existing clients to a staffing revenue recognition model, which commenced in the later part of Fiscal 2021. Recurring WSE counts as of November 30, 2021 averaged approximately 3,000, which is consistent with a recovery to our pre-pandemic WSE levels.

Billings per WSE increased to $7,066 due primarily to business recoveries achieved by our QSR clients as the pandemic subsided, combined with an increase in the placement of nursing WSEs who earn higher wages and consequently generate higher billings.
Revenue associated with administrative fees increased by 0.5%, and tax revenues by 0.5%, both of which are consistent with our billed wages increase of 7.2% during the quarter. Revenue associated with workers’ compensation premiums decreased $37,000, or 0.5%, due to the migration of our WSEs to a guaranteed cost program during Fiscal 2021 and a change in our client mix that resulted in lower billed workers’ compensation rates per wage dollar.
Gross Profit increased approximately 35.7%, or $0.2 million, for the three months ended November 30, 2021, compared to the same period in Fiscal 2021, mainly driven by an increase of $119,000, or 0.5%, in administrative fees and $202,000, or 0.5%, in taxes, consistent with the 7.2% increase in our overall billings.
Operating expenses increased by 51.3% to $9.3 million for the three months ended November 30, 2021, from $6.1 million for the same period of Fiscal 2021. The increase in operating expenses reflects the effect of increased costs associated with our growth initiatives, (including payroll-related costs of $3.9 million, professional fees of $1.7 million, software development costs of $1.2 million, and costs classified in our statement of operations as general and administrative expenses of $1.9 million). Payroll-related costs increased primarily due to hiring additional executive, operations, and software development personnel to support our growth initiatives. Professional fees increased due to litigation arising in the normal course of business and legal fees we paid on behalf of our sponsored SPACs. Software development costs were driven primarily by our continuing investment in our HRIS platform, while general and administrative expenses grew primarily due to rent cost increases from our entry into leases covering the following: (i) our principal executive offices in Miami, Florida; (ii) our ShiftPixy Labs facility in Miami, Florida; and (iii) our new office facility in Sunrise, Florida, which will house the majority of our operations personnel and other elements of our workforce. Other contributors to the increase in general and administrative expenses include marketing expenses related to our growth initiatives.
Operating loss increased by $2.9 million, or 52.7%, due to the net effect of a $0.2 million or 35.7% increase in gross margin, less a $3.1 million increase in operating expenses.

Other income (expense) for the three months ended November 30, 2021 mainly consists of recurrent interest expense for a capital lease copier, net of a small insurance claim received.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that we transferred to Vensure as part of the Vensure Asset Sale. Loss from discontinued operations was $134,000 for the three months ended November 30, 2021, reflecting a 90% reduction compared to the same period of Fiscal 2021.
Net Loss for the three months ended November 30, 2021 increased to $8.7 million, or ($0.24) per share, from $6.9 million, or ($0.22), per share for the same period of Fiscal 2021.
Results of Operations
The following table summarizes the unaudited condensed consolidated results of our operations for the three months ended November 30, 2021, and November 30, 2020.

	For the Three Months Ended (Unaudited)
	November 30, 2021	November 30, 2020
Revenues (gross billings of $21.2 million less worksite employee payroll cost of $12.3 million and gross billings of $19.8 million less worksite employees payroll cost of $17.3 million, for the three months ended November 30, 2021 and 2020, respectively)	$8,940,000	$2,503,000
Cost of revenue	8,245,000	1,990,000
Gross profit (loss)	695,000	513,000
Operating expenses:
Salaries, wages, and payroll taxes	3,890,000	2,193,000
Stock-based compensation – general and administrative	408,000	496,000
Commissions	27,000	38,000
Professional fees	1,737,000	707,000
Software development	1,161,000	877,000
Depreciation and amortization	123,000	62,000
General and administrative	1,932,000	1,759,000
Total operating expenses	9,278,000	6,132,000

Operating Loss	(8,583,000)	(5,619,000)
Other (expense) income:
Interest expense	(1,000)	(3,000)
Other Income	5,000
Total other (expense) income	4,000	(3,000)
Loss from continuing operations	(8,579,000)	(5,622,000)
(Loss) income from discontinued operations:
(Loss) income from discontinued operations	(134,000)	(1,314,000)
Total (loss) income from discontinued operations	(134,000)	(1,314,000)
Net loss	$(8,713,000)	$(6,936,000)

We report our revenues as gross billings, net of related direct labor costs for our EAS/HCM clients and revenues without reduction of labor costs for staffing services clients.

	2021	2020
Net Revenues (in millions)	$8.9	$2.5
Increase (Decrease), Quarter over Quarter (in millions)	6.4	0.3
Percentage Increase (Decrease), Quarter over Quarter	257.2%	15.4%

Cost of Revenues (in millions)	$8.2	$2.0
Increase (Decrease), Quarter over Quarter (in millions)	6.3	0.04
Percentage Increase (Decrease), Quarter over Quarter	314.3%	2.2%

Gross Profit (in millions)	$0.7	$0.5
Increase (Decrease), Quarter over Quarter (in millions)	0.2	0.3
Percentage Increase (Decrease), Quarter over Quarter	35.5%	132.1%
Gross Profit Percentage of Revenues	7.8%	20.5%
Quarter ended November 30, 2021
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
Net Revenue increased approximately 257.2% to $8.9 million, from $2.5 million for the same period in Fiscal 2021. The revenue increase was due to a 7.2% increase in gross billings to $21.2 million for the three months ended November 30, 2021, from $19.8 million for the same period in Fiscal 2021, combined with the effect of the transition of some of our existing clients to a staffing revenue recognition model during the latter part of Fiscal 2021. Recurring WSE counts as of November 30, 2021 averaged approximately 3,000, which is consistent with recovery to our pre-pandemic WSE levels. Our gross billings from staffing and HCM services totaled approximately $7.1 million and $14.1 million, representing 33.6% and 66.4% of our gross revenue, respectively.
Revenue associated with administrative fees increased by 0.5%, which is consistent with our billed wages increase of 7.2% as well as the 0.5% increase in our revenues associated with taxes during the three months ended November 30, 2021, compared to the same period in Fiscal 2021. Revenue associated with workers’ compensation decreased by $37,000, or 0.4%, due to our migration to a guaranteed workers' compensation cost program during Fiscal 2021, combined with a change in our client mix yielding lower billed workers’ compensation rates per wage dollar.
Cost of Revenues includes our costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid by our staffing clients. Cost of revenues increased $6.3 million, or 314.3%, to $8.2 million for the three months ended November 30, 2021, from $2 million for the same period in Fiscal 2021. The change in cost of revenues was due primarily to the conversion of certain existing clients to a staffing revenue recognition model during the latter part of Fiscal 2021. As discussed above, the staffing model includes the gross wages in the cost of sales as the Company is considered the employer.
Gross Profit increased approximately 35.7%, or $183,000, for the three months ended November 30, 2021, compared to same period in Fiscal 2021, primarily driven by an increase in our administrative fees and taxes billed for the period. This increase is consistent with our overall increase of 7.2% in our gross billings for the three months ended November 30, 2021 compared to the same period in Fiscal 2021.

Net loss increased by $1.8 million, or 25.6%, from $6.9 million for the three months ended November 30, 2020, to $8.7 million for the three months ended November 30, 2021. This increase in net loss was primarily due to our increase in operating costs associated with our growth initiatives, (including payroll-related costs of $3.9 million, professional fees of $1.7 million, software development costs of $1.2 million, and costs classified in our statement of operations as general and administrative expenses of $1.9 million).
Operating expenses increased by 51.3% to $9.3 million for the three months ended November 30, 2021, from $6.1 million for the three moths ended November 30, 2020. The increase in operating expenses reflects the net effect of a small reduction of $88,000 and $11,000, respectively, in stock based compensation and commission, and the increased costs associated with our growth initiatives, including payroll-related costs of $3.9 million, (which increased 77.4% or $1.7 million compared with the same period of Fiscal 2021), professional fees of $1.7, (which increased 145.7% or $1 million), software development costs of $1.1 million, (which increased 32.4% or $284,000), and costs classified in our statement of operations as general and administrative expenses of $1.9 million, (which increased 9.8% or $173,000). Payroll-related costs increased due primarily to hiring additional executive, operations, and software development personnel to support our growth initiatives and accrued executive bonuses. Professional fees increased due to litigation arising in the normal course of business and legal fees we paid on behalf of our sponsored SPACs. Software development costs were driven primarily by our continuing investment in our HRIS platform, while general and administrative expenses grew primarily due to rent cost increases from our entry into leases covering the following: (i) our principal executive offices in Miami, Florida; (ii) our ShiftPixy Labs facility in Miami, Florida; and (iii) our new office facility in Sunrise, Florida, which will house the majority of our operations personnel and other elements of our workforce. Other contributors to the increase in general and administrative expenses include non-recurring costs to relocate certain employees, and marketing expenses related to our growth initiatives.
The following table presents certain information related to our operating expenses (unaudited):

	For the Three Months Ended (Unaudited)
	November 30, 2021	November 30, 2020
Operating expenses:
Salaries, wages, and payroll taxes	$3,890,000	$2,193,000
Stock-based compensation – general and admin	408,000	496,000
Commissions	27,000	38,000
Professional fees	1,737,000	707,000
Software development	1,161,000	877,000
Depreciation and amortization	123,000	62,000
General and administrative	1,932,000	1,759,000
Total operating expenses	$9,278,000	$6,132,000
Operating expenses increased $3.1 million, or 51.3%, to $9.2 million for the three months ended November 30, 2021 from $6.1 million in the same period of Fiscal 2021. The components of operating expenses changed as follows:
Salaries, wages and payroll taxes increased by approximately $1.7 million, or 77.4%, for the three months ended November 30, 2021 in comparison to the three months ended November 30, 2020, from $2.2 million to $3.9 million. These costs consisted of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. Of the $1.7 million increase, $0.8 million was for accrued management bonuses and $0.9 million was primarily attributable to hiring additional employees in the executive, operations, and software development ranks of our business to support our various growth initiatives, including our SPAC sponsorships and ShiftPixy Labs. Our corporate employee count increased from 56 employees as of November 30, 2020, to 85 employees as of November 30, 2021.
Share-Based compensation decreased by $0.1 million, or 17.7%, to $0.4 million for the three months ended November 30, 2021.
Commissions consist of commissions payments made to third party brokers and inside sales personnel and remained consistent year over year, with a slight decrease based on the reduction of our sales force.

Professional fees consists of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three months ended November 30, 2021 increased by $1.0 million, or 145.7%, to $1.7 million, from $0.7 million for the three months ended November 30, 2020. The increase is primarily attributable to an increase in legal fees related to our current active litigation.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs increased $0.3 million, or 32.4%, to $1.2 million for the three months ended November 30, 2021, from $0.9 million for the three months ended November 30 2020. The increased costs are due primarily to additional contracted developers to support our mobile application post development improvements.
Depreciation and amortization increased by $61,000, or 98.4%, for the three months ended November 30, 2021, as compared to the same period in Fiscal 2021, due to depreciation on asset purchases during the period to support our growth initiatives.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses for the three months ended November 30, 2021 increased by $173,000, or 9.8%, to $1.9 million, from $1.8 million for the three months ended November 30, 2020. The increase was due primarily to approximately $0.2 million of general and administrative expenses incurred in connection with our sponsored SPACs during the quarter, whereas no such expenses were incurred during the same period of Fiscal 2021 since the SPACs had not yet been formed.
Other income (expense) for the quarters ended November 30, 2021 and November 30, 2020 was insignificant.
Loss from continuing operations increased by $2.9 million, or 52.2%, from a $5.6 million loss for the three months ended November 30, 2020, to $8.6 million loss for the three months ended November 30, 2021, due primarily to expenses associated with the Company's growth initiatives, as described above.
Gain/loss from discontinued operations. For the three months ended November 30, 2021 and the three months ended November 30, 2020, we recorded a loss primarily based upon our reassessment of our workers' compensation claims reserve associated with the clients that we transferred to Vensure in connection with the Vensure Asset Sale. For the three months ended November 30, 2021, the loss from discontinued operations decreased $1.2 million or 89.9% in comparison with the same period in Fiscal 2021. The decrease is driven by the phase out of the claims liability reserved which has been in a decreasing trend during the period.
Liquidity and Capital Resources
For a discussion of our liquidity and capital resources, see Note 6, Going Concern, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.
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
Our revenue recognition policy differs for our EAS/HCM and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS/HCM clients, and revenues without reduction for labor costs for staffing clients. For the three months ended November 30, 2021, our gross billings from HCM and staffing services totaled approximately $14.1 million and $7.1 million (total of $21.2 million), representing 66.4% and 33.6% of our gross revenue, respectively. For the three months ended November 30, 2020, our gross billings were approximately $19.8 million from our HCM services, and our gross billings generated from staffing were immaterial. (We had no revenues generated from technology services during the three months ended November 30, 2021 or 2020).
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

Reconciliation of GAAP to Non-GAAP Measure
Gross Billings to Net Revenues
The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the three month period ended November 30,
	2021	2020
Gross Billings in millions	$21.2	$19.8
Less: Adjustment to Gross Billings	$12.3	$17.3
Revenues, in millions	$8.9	$2.5
The following table provides the key revenue and our primary gross profit driver used by management.

	For the three month period ended November 30,
	2021	2020
Administrative Fees (in millions)	$0.47	$0.35
Increase (Decrease), Quarter over Quarter (in millions)	0.12	0.1
Percentage Increase (Decrease), Quarter over Quarter	34.3%	18.9%
Administrative Fee % of Gross Billings	2.2%	1.8%

Average WSEs by Quarter (unaudited)	3,000	3,500
Average Gross Billings per Average WSE	$7,066	$5,647
Our billed WSEs as of the end of:

	November 30, 2021	August 31, 2021	November 30, 2020
Active WSEs (unaudited)	3,000	2,800	3,500
Average Active WSEs totaled approximately 3,000, which is consistent with continuous growth and recovery to our pre-pandemic levels. The increase in administrative fees was consistent with our billings growth over the same time period. The increase in average gross billings per WSE was due primarily to growth in the higher wages commanded by our healthcare WSEs, as well as an increase in billings to our restaurant clients as their operations recovered from the worst effects of the COVID-19 pandemic.
Material Commitments
The Company entered into a master service agreement for the construction of six ghost kitchens to be placed in its ShiftPixy Labs facility in Miami for a total cost of $1,037,000. As of November 30, 2021, the Company has made payments totaling $885,000, which we have capitalized as construction in progress and included in Fixed Assets on the Condensed Consolidated Balance Sheet. We have recorded an additional cost to complete of $152,000 under this contract, which is expect to pay by the end of the second quarter of Fiscal 2022. No additional contractual obligations for ongoing capital expenditures exist at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.
Contingencies
For a discussion of contingencies, see Note 11, Contingencies, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

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
The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures at August 31, 2021, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 30, 2021, our disclosure controls and procedures were not effective. A discussion of these findings is contained in our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on December 3, 2021.
Management’s Updated Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of November 30, 2021 of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on its updated evaluation, our management concluded that our internal controls over financial reporting were not effective as of November 30, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses detected at November 30, 2021, relate to the following:
Lack of Adequate Finance and Accounting Personnel
The Company’s current accounting staff is small, and we lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. Our relatively small staff creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During Fiscal 2021, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. That plan was not fully implemented during Fiscal 2021 and it will continue into Fiscal 2022. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.
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
During the period, the Company engaged outside experts to perform non-routine analyses for valuation of options and other derivative related expenses as well as to prepare the Company’s income tax provisions and to review the discontinued operations accounting and disclosures. The Company plans to continue hiring additional personnel and external resources to further mitigate these material weaknesses.
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
This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).
Changes in Internal Control Over Financial Reporting
Other than the changes to the internal controls over financial reporting discussed above, there were no changes that have occurred during the three months ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings and Risk Factors.
(a) Legal Proceedings.
The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K for Fiscal 2021, as filed with the SEC on December 3, 2021, except as noted in Note 11 Contingencies to the accompanying financial statements.
(b) Risk Factors.
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2021, as filed with the SEC on December 3, 2021, which is expressly incorporated herein by reference. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Document Description

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

4.2	Form of Prefunded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

10.2
Placement Agent Agreement, dated August 31, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

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

EXHIBIT 31.1

CERTIFICATION

I, Scott W. Absher, certify that:

1.	I have reviewed this report on Form 10-Q of ShiftPixy, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

ShiftPixy, Inc.

DATE: January 14, 2022	By:	/s/ Scott W. Absher
Scott W. Absher
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Domonic J. Carney, certify that:

1.	I have reviewed this report on Form 10-Q of ShiftPixy, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE: January 14, 2022	By:	/s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended November 30, 2021, of ShiftPixy, Inc. (the "Company") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ShiftPixy, Inc.

DATE: January 14, 2022	By:	/s/ Scott W. Absher
Scott W. Absher
Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ShiftPixy, Inc., and will be retained by ShiftPixy, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended November 30, 2021, of ShiftPixy, Inc. (the "Company") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: January 14, 2022	By:	/s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ShiftPixy, Inc. and will be retained by ShiftPixy, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

DATE: January 14, 2022	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer
In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	January 14, 2022

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	January 14, 2022