Form 10-Q/A
period 2021-11-30
ShiftPixy, Inc.
filed 2022-01-18
CIK 1675634

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock issued and outstanding as of January 18, 2022, was 28,713,099.

EXPLANATORY NOTE

ShiftPixy, Inc. (the “Company”, “we” and “us”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (the “Original Report”), as filed with the Securities and Exchange Commission on January 14, 2022 (the “Original Filing Date”), for the sole purpose of correcting a technical error with the software of the Company’s EDGAR service provider, which caused Exhibits 31.1, 31.2, 32.1 and 32.2, which were signed by the Registrant and filed on the Original Filing Date with the Original Report, to be inadvertently included in the body of the Form 10-Q instead of filed as exhibits. Such exhibits are included in this Amendment No. 1.

Except as described above, no changes have been made to the Original Report and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

ShiftPixy, Inc., a Wyoming corporation

DATE: January 18, 2022	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer
In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	January 18, 2022

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	January 18, 2022