Form 10-K/A
period 2021-08-31
ShiftPixy, Inc.
filed 2022-02-28
CIK 1675634

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended August 31, 2021 filed by ShiftPixy, Inc. (the “Company”) on December 3, 2021 (the “Original Filing”). The sole purpose of this Amendment is to include the Consent of Independent Registered Public Accounting Firm as Exhibit 23.1, which was omitted from the Original Filing.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certifications. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Amendment to Articles of Incorporation of ShiftPixy, Inc., dated January 7, 2020 (incorporated by reference from Exhibit 3 to our current Report on Form 8-K, filed with the SEC on January 23, 2020)

3.4	Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated March 20. 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2020)

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated May 21, 2021 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, fined with the SEC on May 17, 2021)

3.6	Bylaws of ShiftPixy, Inc., as amended through February 16, 2018 (incorporated by reference from Exhibit 3.2 to our 8-K, filed with the SEC on February 22, 2018)

3.7	Articles of Incorporation – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.4 to our Form 1-A/A, filed with the SEC on August 16, 2016)

3.8	Bylaws – Shift Human Capital Management Inc. (incorporated by reference from Exhibit 2.5 to our Form 1-A/A, filed with the SEC on August 16, 2016)

4.1	Amended Principal Shareholder Option (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

4.2	Description of the Registrant’s Securities (incorporated by reference as Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on November 30. 2020)

10.1	Stock Option and Share Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2†	First Amendment to Director Agreement, by and between Shift Pixy, Inc. and Kenneth W. Weaver Agreement, dated August 1, 2017 (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.03†	Offer Letter to Domonic Carney, dated July 16, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 1, 2019)

10.04†	Offer Letter to Scott W. Absher, dated March 23, 2016 (incorporated by reference from Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

10.05†	Offer Letter to Robert Gans, dated June 7, 2020 (incorporated by reference from Exhibit 10.26 to our registration statement on Form S-1, filed with the SEC on October 8, 2020)

10.6	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.7	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, the SEC on May 17, 2021)

10.8	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.9	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.10	Form of Letter Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 18, 2021)

10.11	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.12	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.13	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.14	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

21.1**	List of Subsidiaries of ShiftPixy, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm—Marcum LLP, New York, New York, PCAOB ID No. 688

31.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1**	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2**	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Filed as an exhibit to the Original Filing.

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

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	February 28, 2022	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022

/s/ Christopher Sebes	Christopher Sebes	Independent Director	February 28, 2022

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	February 28, 2022

/s/ Whitney J. White	Whitney J. White	Independent Director	February 28, 2022

/s/ Amanda Murphy	Amanda Murphy	Director	February 28, 2022