Form 10-Q
period 2022-02-28
ShiftPixy, Inc.
filed 2022-04-14
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock issued and outstanding as of April 14, 2022, was 33,661,552.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	February 28, 2022	August 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,349,000	$1,199,000
Accounts receivable	381,000	498,000
Unbilled accounts receivable	2,615,000	2,741,000
Deposit – workers’ compensation	36,000	155,000
Prepaid expenses	1,172,000	605,000
Other current assets	132,000	126,000
Current assets of discontinued operations	92,000	356,000
Total current assets	7,777,000	5,680,000

Cash and marketable securities held in Trust Account (See Notes 2 and 5)	116,732,000	—
Fixed assets, net	2,992,000	2,784,000
ROU operating lease	7,225,000	—
Note receivable, net	4,004,000	4,004,000
Deposits – workers’ compensation	91,000	386,000
Deposits and other assets	944,000	944,000
Deferred offering costs – SPACs (See Note 5)	—	48,261,000
Non-current assets of discontinued operations	232,000	883,000
Total assets	$139,997,000	$62,942,000

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities
Accounts payable and other accrued liabilities	$9,618,000	$6,553,000
Payroll related liabilities	11,173,000	7,876,000
Accrued workers’ compensation costs	597,000	663,000
Current liabilities of discontinued operations	1,291,000	1,516,000
Total current liabilities	22,679,000	16,608,000
Non-current liabilities
Operating lease liability, non-current	6,834,000	—
Accrued workers’ compensation costs	1,260,000	1,646,000
Non-current liabilities of discontinued operations	3,226,000	3,765,000
Total liabilities	33,999,000	22,019,000
Commitments and contingencies
Class A common shares subject to possible redemption 11,500,000 and no shares at $10.00 per share redemption value as of February 28, 2022 and August 31, 2021 (See Notes 2 and 5)	116,725,000	—
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	—	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; 33,661,552 and 25,863,099 shares issued as of February 28, 2022 and August 31, 2021	3,000	3,000
Additional paid-in capital	146,716,000	142,786,000
Accumulated deficit	(166,940,000)	(149,338,000)
Total ShiftPixy, Inc Stockholders' deficit	(20,221,000)	(6,549,000)
Non-controlling interest in consolidated subsidiaries (See Note 5)	$9,494,000	$47,472,000
Total Equity (Deficit)	$(10,727,000)	$40,923,000
Total liabilities and equity deficit	$139,997,000	$62,942,000
See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues (See Note 2)	$10,437,000	$2,419,000	$19,378,000	$4,922,000
Cost of revenue	10,498,000	2,056,000	18,743,000	4,046,000
Gross profit (loss)	(61,000)	363,000	635,000	876,000

Operating expenses:
Salaries, wages, and payroll taxes	3,653,000	2,592,000	7,543,000	4,785,000
Stock-based compensation – general and administrative	339,000	423,000	747,000	919,000
Commissions	28,000	49,000	56,000	87,000
Professional fees	1,677,000	1,006,000	3,414,000	1,713,000
Software development	1,073,000	786,000	2,234,000	1,663,000
Depreciation and amortization	130,000	86,000	253,000	148,000
General and administrative	2,014,000	1,380,000	3,946,000	3,139,000
Total operating expenses	8,915,000	6,322,000	18,193,000	12,454,000

Operating Loss	(8,976,000)	(5,959,000)	(17,558,000)	(11,578,000)

Other (expense) income:
Interest expense	(1,000)	(3,000)	(2,000)	(6,000)
Other income	13,000	—	16,000	—
Expensed SPAC offering costs	(515,000)	—	(515,000)	—
Total other expense	(503,000)	(3,000)	(501,000)	(6,000)
Loss from continuing operations	(9,479,000)	(5,962,000)	(18,059,000)	(11,584,000)

Total (loss) income from discontinued operations, net of tax	(18,000)	(221,000)	(151,000)	(1,535,000)

Net loss attributable to Shiftpixy Inc. shareholders	$(9,497,000)	$(6,183,000)	$(18,210,000)	$(13,119,000)

Deemed dividend from change in fair value from warrants modification	(7,731,000)	—	(7,731,000)	—
Net loss attributable to common shareholders	$(17,228,000)	$(6,183,000)	$(25,941,000)	$(13,119,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.55)	$(0.18)	$(0.77)	($ 0.36)
Discontinued operations	—	(0.01)	—	(0.05)
Net loss per common share – Basic and diluted	$(0.55)	$(0.19)	$(0.77)	($ 0.41)

Weighted average common shares outstanding – Basic and diluted	31,215,495	32,746,660	33,593,393	31,772,050

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Six Months Ended February 28, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, September 1, 2021	—	$—	25,863,099	$3,000	$142,786,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
Cumulative effect adjustment for ASC 842 lease accounting adoption	—	—	—	—	—	608,000	608,000	—	$608,000
Common stock issued for private placement, net of offering cost	—	—	2,850,000	—	4,183,000	—	4,183,000	—	$4,183,000
Common stock issued on exercised warrants, net of offering costs	—	—	4,948,453	—	5,409,000	—	5,409,000	—	$5,409,000
Prefunded warrants from private placement, net of offering costs	—	—	—	—	6,861,000	—	6,861,000	—	$6,861,000
Stock-based compensation expense	—	—	—	—	747,000	—	747,000	—	$747,000
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	(13,270,000)	—	(13,270,000)	—	$(13,270,000)
Withdrawal of SPAC registrations under Form S-1	—	—	—	—			—	(37,978,000)	$(37,978,000)
Net Loss	—	—	—	—	—	(18,210,000)	(18,210,000)		$(18,210,000)
Balance, February 28, 2022	—	$—	33,661,552	$3,000	$146,716,000	$(166,940,000)	$(20,221,000)	$9,494,000	$(10,727,000)
ShiftPixy Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended February 28, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 1, 2021	—	$—	28,713,099	$3,000	$140,968,000	$(158,051,000)	$(17,080,000)	$47,472,000	$30,392,000
Cumulative effect adjustment for ASC 842 lease accounting adoption	—	—	—	—	—	608,000	$608,000	—	$608,000
Common stock issued on exercised warrants, net of offering costs	—	—	4,948,453	—	5,409,000	—	$5,409,000	—	$5,409,000
Stock-based compensation expense	—	—	—	—	339,000	—	339,000	—	$339,000
Withdrawal of SPAC registrations under Form S-1	—	—	—	—	—	—	—	$(37,978,000)	$(37,978,000)
Net Loss	—	—	—	—	—	(9,497,000)	(9,497,000)	—	$(9,497,000)
Balance, February 28, 2022	—	$—	33,661,552	$3,000	$146,716,000	$(166,940,000)	$(20,221,000)	$9,494,000	$(10,727,000)
See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Six Months Ended February 28, 2021
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, September 1, 2020	—	$—	16,902,146	$2,000	$119,430,000	$(119,462,000)	$(30,000)
Common stock issued for private placement, net of offering costs	—	—	4,000,000	—	10,701,000	—	10,701,000
Stock-based compensation expense	—	—	—	—	863,000	—	863,000
Preferred stock issued for preferred option exercised	12,500	—	—	—	—	—	—
Common stock issued on preferred stock conversion	(12,500)	—	12,500	—	—	—	—
Net Loss	—	—	—	—	—	(13,119,000)	(13,119,000)
Balance, February 28, 2021	—	$—	20,914,646	$2,000	$130,994,000	$(132,581,000)	$(1,585,000)

ShiftPixy Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended February 28, 2021
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 1, 2020	—	$—	20,902,146	$2,000	$130,552,000	$(126,398,000)	$4,156,000
Common stock issued for private placement, net of offering costs	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	442,000	—	442,000
Preferred stock issued for preferred option exercised	12,500	—	—	—	—	—	—
Common stock issued on preferred stock conversion	(12,500)		12,500	—	—	—	—
Net Loss	—	—	—	—	—	(6,183,000)	(6,183,000)
Balance, February 28, 2021	—	$—	20,914,646	$2,000	$130,994,000	$(132,581,000)	$(1,585,000)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28, 2022	February 28, 2021
OPERATING ACTIVITIES
Net loss	$(18,210,000)	($ 13,119,000)
Loss from discontinued operations	(151,000)	(1,535,000)
Net loss from continuing operations	(18,059,000)	(11,584,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	253,000	148,000
Stock-based compensation	747,000	863,000
Expensed SPAC offering costs	515,000	—
Non-cash lease expense	217,000	—
Changes in operating assets and liabilities:
Accounts receivable	117,000	(108,000)
Unbilled accounts receivable	126,000	261,000
Prepaid expenses and other current assets	(573,000)	(163,000)
Deposits – workers’ compensation	414,000	150,000
Deposits and other assets	—	(458,000)
Accounts payable and other accrued liabilities	3,065,000	421,000
Payroll related liabilities	3,297,000	1,243,000
Accrued workers’ compensation costs	(452,000)	(11,000)
Total Adjustments	7,726,000	2,346,000
Net cash used in continuing operating activities	(10,333,000)	(9,238,000)
Net cash used in discontinued operating activities	—	(1,192,000)
Net cash used in operating activities	(10,333,000)	(10,430,000)

INVESTING ACTIVITIES
Investment of IHC IPO proceeds into Trust Account	(116,732,000)	—
Purchase of fixed assets	(461,000)	(1,095,000)
Disposal of fixed assets	—	—
Net cash (used in) provided by investing activities	(117,193,000)	(1,095,000)

FINANCING ACTIVITIES
SPAC related offering costs paid	(3,502,000)	—
Proceeds from initial public offering of IHC	116,725,000	—
Proceeds from exercised warrants, net of offering costs	5,409,000	10,701,000
Proceeds from private placement, net of offering costs	4,183,000	—
Proceeds from private placement prefunded warrants, net of offering costs	6,861,000	—
Net cash provided by financing activities	129,676,000	10,701,000
Net increase in cash	2,150,000	(824,000)
Cash - Beginning of Period	1,199,000	4,303,000
Cash -End of Period	$3,349,000	$3,479,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$2,000	$6,000
Cash paid for income taxes	—	—
Non-cash Investing and Financing Activities:
Deferred offering costs SPACs	$37,978,000	$—
Change in fair value due to warrants modification	13,728,000	$—
Operating lease assets and liabilities from ASC 842 adoption	$7,687,000
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
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2022.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended August 31, 2021 (“Fiscal 2021”), filed with the SEC on December 3, 2021 and February 28, 2022, respectively.
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
•Valuation of illiquid non-controlling interest in SPAC shares transferred;
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
Staffing Solutions
The Company records gross billings as revenues for its staffing solutions clients. The Company is primarily responsible for fulfilling the staffing solutions services and has discretion in establishing price. The Company includes the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with these services. As a result, we are the principal in this arrangement for revenue recognition purposes. For the three months ended February 28, 2021, the Company recognized no revenues that should have been evaluated under a staffing solutions model.
EAS Solutions

EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers’ compensation premiums.

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were $2,615,000 and $2,741,000, as of February 28, 2022 and August 31, 2021, respectively.

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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The Company’s disaggregated revenues for the three and six months ended February 28, 2022 and February 28, 2021 were as follows:

	For the Three Months Ended		For the Six Months Ended
Revenue (in millions):	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
HCM[1]	$1.6	2.4	$3.3	4.9
Staffing	8.8	—	16.1	—
	$10.4	$2.4	$19.4	$4.9

1 HCM revenue is presented net, $12.6 million and $25.5 million gross billings less WSE payroll costs of $11.0 million and $22.2 million for the three and six months ended February 28, 2022, respectively and $17.9 million and $37.6 million gross less WSE payroll cost of $15.5 and $32.7 million for the three and six months ended February 28, 2021, respectively.
During Fiscal 2021 the Company announced the launch of ShiftPixy Labs. We generated no revenue from this initiative during the three or six months ended February 28, 2022.

For the three and six months ended February 28, 2022 and February 28, 2021, the following geographical regions represented more than 10% of total revenues:

	For the Three Months Ended		For the Six Months Ended
Region:	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
California	53%	67%	54%	68%
Washington	13%	10%	13%	10%

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of February 28, 2022 or August 31, 2021.
Marketable Securities Held in Trust Account

At February 28, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an IBC or redemption of the public common shares of IHC.

Concentration of Credit Risk
The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of February 28, 2022, there was $3,507,000 of cash on deposit in excess of the amounts insured by the FDIC.
No individual clients represented more than 10% of revenues for the three and six months ended February 28, 2022. However, four clients represented 100% of total accounts receivable as of February 28, 2022.
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
The Company determined that there were no material capitalized internal software development costs for the three and six months ended February 28, 2022. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

The Company incurred research and development costs for the three and six months ended February 28, 2022 and February 28, 2021, of approximately $1.9 and $3.9 million and $1.4 and $2.8 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. In addition, no software costs were capitalized for the three months ended February 28, 2022 and February 28, 2021, respectively.

Lease Recognition

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASC 842”), which required lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use model (“ROU”) that required a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Condensed Statement of Operations.

The Company adopted the standard on December 1, 2021 with an effective date of September 1, 2021. A modified retrospective transition approach was required, applying the standard to all leases existing at the date of initial application. An entity could choose to use either (1) the effective date of the standard or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chose the second option, the transition requirements for existing leases also applied to leases entered into between the date of initial application and the effective date. The entity had to also recast its comparative period financial statements and provide the disclosures required by the standard for the comparative periods. The Company elected to use the effective date as its date of initial application. Consequently, financial information was not updated and the disclosures required under the standard were not provided for dates and periods prior to September 1, 2021.

The standard provided a number of optional practical expedients as part of transition accounting. The Company elected the “package of practical expedients”, which allowed the Company to avoid reassessing its prior conclusions about lease identification, lease classification and initial direct costs under the standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements as these were not applicable to the Company.

The standard had a material effect on the Company’s Condensed Consolidated Financial Statements. The most significant changes related to (1) the recognition of ROU assets and lease liabilities on the Condensed Consolidated Balance Sheet for its office equipment and real estate operating leases and (2) providing significant disclosures about the Company’s leasing activities.

Upon adoption, the Company recognized additional operating liabilities of approximately $7.7 million, with corresponding ROU operating lease asset, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company determined if an arrangement was a lease at inception. The Company used an incremental borrowing rate based on the information available at the commencement date of the lease to determine the present value of lease payments. In determining the ROU asset and lease liability at lease inception, the lease terms could include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The standard also provided practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease recognition exemption for office equipment leases. For those current and prospective leases that qualify as short-term, the Company will not recognize ROU assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all of its real estate leases.
Impairment and Disposal of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no indicators noted of impairments during the periods ended February 28, 2022 or February 28, 2021.

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
As of February 28, 2022 and August 31, 2021, the Company had $0.04 million and $0.2 million, in Deposit – workers’ compensation classified as a short-term asset and $0.1 million and $0.4 million, classified as a long-term asset, respectively.
The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of February 28, 2022 and August 31, 2021, the Company had short term accrued workers’ compensation costs of $0.6 million and $0.7 million, and long term accrued workers’ compensation costs of $1.3 million and $1.6 million, respectively.
The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of February 28, 2022, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of February 28, 2022, the Company had $0.1 million in short term assets and $1.3 million of short term liabilities, and had $0.2 million of long term assets and $3.2 million of long term liabilities.
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
The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after February 28, 2022, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2022 and August 31, 2021, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at estimated fair value as described below.
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

The Company did not have other Level 1 or Level 2 assets or liabilities at February 28, 2022 or August 31, 2021. We recorded the fair value of the SPAC founder shares that the Company transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of our sponsored SPACs being consummated. See also Note 5, Deferred Offering Costs – SPACS, below.
The valuation of the Note Receivable from the Vensure Asset Sale (as defined below), is a Level 3 fair value measurement as of August 31, 2020 and through December 31, 2020 (end of the earn-out period as defined under the terms of the Note Receivable).

The Note Receivable, as described in Note 3, Discontinued Operations, below, was estimated using a discounted cash flow technique based on expected contingent payments identified in the Vensure Asset Sale contract and with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The Company valued the Note Receivable on the January 1, 2020 transaction date using a 10% discount rate, and on August 31, 2020 and through December 31, 2020 using a 15% discount rate, which contemplates the risk and probability assessments of the expected future cash flows. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the Vensure Asset Sale, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Vensure Asset Sale agreement. For our fiscal year ended August 31, 2020 ("Fiscal 2020"), the expected cash payments from the Note Receivable were based on estimated gross wages billed for the clients transferred to Vensure pursuant to the Vensure Asset Sale as of the measurement date.
The Company used the following assumptions to value the Note Receivable as of August 31, 2020:
•Discount rate of 15%
•Actual monthly wages billed to the extent available to the Company
For interim reporting periods after December 31, 2020, including as of February 28, 2022 and August 31, 2021, the Company valued the Note Receivable as discussed in Note 3, Discontinued Operations, below.

The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three or six months ended February 28, 2022.
Advertising Costs
The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $435,000 and $897,000 for the three and six months ended February 28, 2022 and $719,000 and $921,000 for the three and six months ended February 28, 2021, respectively.
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
Earnings (Loss) Per Share
The Company utilizes ASC 260, Earnings per Share. Basic Net Income (Net Loss) per common share is computed by dividing Net Income (Net Loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Common stock outstanding for purposes of Net Income (Net Loss) per share calculations include unexercised Preferred Options and unexercised prefunded warrants, as described in Note 7, Stockholders' Equity, below. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, are:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Options (See Note 8)	1,769,497	1,822,173	1,769,497	1,822,173
Warrants (See Note 7)	27,113,736	4,396,209	22,440,225	4,396,209
Total potentially dilutive shares	28,883,233	6,218,382	28,883,233	6,218,382
For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the "Plan"), as described in Note 8, Stock Based Compensation, below.
Stock-Based Compensation
At February 28, 2022, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 8, Stock Based Compensation, below. The Company accounts for the Plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.
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
The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Annual Report on Form 10-K and 10-K/A for Fiscal 2021, filed with the SEC on December 3, 2021 and on February 28, 2022, respectively, which includes a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.
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

During the six months ended February 28, 2022, our sponsored SPAC, IHC, completed its IPO, selling 11,500,000 units (the "IHC Units") pursuant to a registration statement and prospectus, as described below. The IPO closed on October 22, 2021, raising gross proceeds of $115 million. These proceeds were deposited in a trust account established for the benefit of the IHC public shareholders and, along with an additional $1.675 million deposited in trust by the Company reserved for interest payments for future possible redemptions by IHC stockholders, are included in Cash and marketable securities held in Trust Account in the accompanying condensed consolidated balance sheet at February 28, 2022. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of IHC.

Each IHC Unit had an offering price of $10.00 and consisted of one share of IHC common stock and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of IHC common stock at a price of $11.50 per share. The IHC public stockholders have a right to redeem all or a portion of their shares of IHC common stock upon the completion of its IBC, subject to certain limitations. Under the terms of the registration statement and prospectus, IHC is required to consummate its IBC within 12 months of the completion of the IPO. If IHC is unable to meet this deadline, and no extension is granted, then IHC will redeem 100% of the public shares of common stock outstanding for cash, subject to applicable law and certain conditions.

In connection with the IPO, we purchased, through investments, 4,639,102 private placement warrants ("Placement Warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102, and we currently own 2,110,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Before the closing of the IPO, the Sponsor transferred 15,000 Founder Shares to IHC's independent directors, reducing its shareholdings from 2,125,000 to 2,110,000. Each Placement Warrant is identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of the IHC IPO, we determined that IHC is a Variable Interest Entity ("VIE") in which we have a variable interest because IHC does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that IHC's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of IHC as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC's economic performance. Since we are the primary beneficiary, IHC is consolidated into our condensed consolidated financial statements.

Shares Subject to Possible Redemption

The Company accounts for its common stock holdings in its sponsored SPACs, (which are consolidated in our condensed consolidated financial statements), that are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. Accordingly, as of February 28, 2022, shares of common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value of these shares immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of February 28, 2022, the carrying amount of the sponsored SPAC shares of IHC common stock subject to redemption was recorded at their redemption value of $116.7 million. The remeasurement of the redemption value of the redeemable shares of common stock is recorded in equity. The remeasurement in equity comprised of offering cost incurred in connection with the sale of public shares of the SPACs was $13 million, consisting of approximately $9.5 million of offering costs related to the Founder Shares transferred to the SPACs’ underwriter representative as described in Note 5, Deferred Offering Costs, and $3.5 million in other offering costs related to the IPO paid at closing in cash.
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

For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Accounting Policies, above. For the three months ended February 28, 2022, the Company recorded the Note Receivable based on our estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of our records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments.The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 11, Contingencies, Vensure Litigation, below.
The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the balance sheet for the period ended February 28, 2022.

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
The entire Note Receivable is recorded as a long term note receivable as of February 28, 2022. Any adjustments to the Note Receivable are applied against payments in the order they are due to be paid.

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

(i) Working capital adjustments: Through February 28, 2022, the Company has identified $2.6 million of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of February 28, 2022, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of February 28, 2022 represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during Fiscal 2021. No additional adjustment was made during the three months ended February 28, 2022.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	February 28, 2022	August 31, 2021
Cash	$—	$—
Accounts receivable and unbilled account receivable	—	—
Prepaid expenses and other current assets	—	—
Deposits – workers’ compensation	92,000	356,000
Total current assets	92,000	356,000
Fixed assets, net	—	—
Deposits – workers’ compensation	232,000	883,000
Total assets	$324,000	$1,239,000

Accounts payable and other current liabilities	$—	$—
Payroll related liabilities	—	—
Accrued workers’ compensation cost	—	1,516,000
Total current liabilities	—	1,516,000
Accrued workers’ compensation cost	—	3,765,000
Total liabilities	—	5,281,000

Net liability	$324,000	$(4,042,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues	$—	$—	$—	$—
Cost of revenue	18,000	221,000	151,000	1,535,000
Gross profit	(18,000)	(221,000)	(151,000)	(1,535,000)

Operating expenses:
Salaries, wages and payroll taxes	—	—	—	—
Commissions	—	—	—	—
Total operating expenses	—	—	—	—

(Loss) income from discontinued operations	$(18,000)	$(221,000)	$(151,000)	$(1,535,000)
Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship
On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPACs.
Each SPAC was seeking to raise approximately $150 million in capital investment, through an IPO, to acquire companies in the healthcare and technology segments of the staffing industry, as well as one or more insurance entities, while IHC has completed its IPO and is seeking to acquire companies in the light industrial segment of the staffing industry, as described below. We anticipated that, through our wholly-owned subsidiary, we would own approximately 15% of the issued and outstanding stock in each entity upon their IPOs being consummated, and that each would operate as a separately managed, publicly traded entity following the completion of their respective IBCs. We also anticipated entering into service agreements with each of the staffing entities that would allow them to participate in our HRIS platform. We also expected to facilitate the procurement of workers’ compensation, personal liability, and other similar insurance products for these staffing entities through our anticipated relationship with the insurance SPAC after it completed its IBC. For the three and six month periods ended

February 28, 2022, the sponsorship operations for all of these entities, with the exception of IHC, are consolidated in the accompanying financial statements as they were being conducted under a wholly-owned subsidiary. The operations of IHC have been consolidated in the accompanying financial statements for the reasons set forth above.
The registration statement and prospectus covering the IPO of IHC was declared effective by the SEC on October 19, 2021, and IHC Units, consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the New York Stock Exchange (“NYSE”) on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, we purchased, through our wholly-owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102.
Following the closing of the IPO, the sum of $116,725,000 was placed in a trust account (the “Trust Account”), and has been invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "ICA"), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the ICA, as determined by the Company, until the earlier of: (i) the completion of the IBC and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The $116,725,000 consisted of the $115,000,000 of gross proceeds from the sale of the IHC Units in the IPO and $1,725,000 funded by the Company, as the corporate parent of the Sponsor, representing guaranteed interest for future redemptions and calculated as one year's interest at 1.5%. With the completion of the IPO, the Company recorded approximately $38.0 million of deferred costs in APIC as of February 28, 2022, and $274,000 of offering costs paid on behalf of IHC. During the six months ended February 28, 2022, IHC incurred approximately $3.5 million in offering costs. No other offering costs have been incurred during the three month period ended February 28, 2022, for the other SPACs. The Trust Account generated interest income for the six month period ended February 28, 2022 of approximately $7,000.
On March 18, 2022, we announced the withdrawal of the IPO registration statements related to Vital Human Capital, Inc. ("Vital"), TechStackery, Inc. ("TechStackery"), and Firemark Global Capital, Inc. ("Firemark"), in order to focus on the growth and expansion of our Company and to completing IHC's IBC. See Note 12, Subsequent Events.
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

One of the Company's sponsored SPACs, IHC, completed its IPO on October 22, 2021, resulting in the recognition of approximately $13 million of offering costs, including $9.8 million that had been deferred as of August 31, 2021. No offering costs were incurred for TechStackery, Vital, or Firemark during the quarter ended February 28, 2022.
As discussed in Note 4, Special Purpose Acquisition Company ("SPAC") Sponsorship , and Note 12, Subsequent Events, the Company has announced its withdrawal of registration statements on Form S-1 previously filed with the SEC relating to three of its Sponsored SPACs — Vital, TechStackery, and Firemark -- to devote its resources to completing IHC's IBC. The abandonment of these SPAC IPOs, resulted in our recognition of approximately $38.5 million of deferred offering costs against $38 million in non-controlling interest and $0.5 million in the other expenses in our Condensed Consolidated Statement of Operations.

Note 6: Going Concern
The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of February 28, 2022, the Company had cash of $3.3 million and a working capital deficit of $14.9 million. During this same period, the Company used approximately $10.33 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $166.9 million as of February 28, 2022.
Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In May 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.35 million ($1.24 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to the underwriter’s over-allotment. In October 2020, we closed an additional $12 million equity offering ($10.7 million net of costs). In May 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants. More recently, in September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants, and in January 2022, we entered into a warrant exercise agreement that raised approximately $5.9 million ($5.4 million net of costs).
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as going concern for at least one year from issuance of these financial statements. Our plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations, including the continued development and support of our information technology (“IT”) and HRIS platform, as well as our activities in connection with our sponsorship of IHC described above. We expect to continue to invest in our HRIS platform, ShiftPixy Labs, our sponsorship of IHC and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
The Company believes that IHC has the potential to generate additional payroll billings revenue during the fiscal year ending August 31, 2022 ("Fiscal 2022"), provided that IHC successfully completes its IBC and the Company is able to enter into one or more client services agreements with IHC on favorable terms.
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
The Company’s management believes that its current cash position, (including the proceeds of the January 2022 warrant exercise described above), along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will be sufficient to alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.
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

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which are subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of February 28, 2022, the restrictions on all of these shares have been lifted, rendering them freely tradeable.

On October 22, 2021, the Company’s board of directors canceled 11,790,000 of these Preferred Options previously issued to its co-founder, J. Stephen Holmes. Accordingly, these Preferred Options are no longer exercisable. A total of 37,570 Preferred Options issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised.

The amount of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the option holders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been the Company’s intent to adopt a second grant of an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of the Company’s preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, the Company granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of Preferred Stock, par value $0.0001 per share, for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert, (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which the Company’s Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of the Company’s assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act. As of February 28, 2022, no events have occurred that would trigger the exercise of the Preferred Options issued to Mr. Absher in August 2021.
Common Stock and Warrants
During the six months ended February 28, 2022, the Company closed the following transactions:
January 2022 Warrant Exercise Agreement
On May 17, 2021, we issued warrants to purchase up to an aggregate of 4,948,453 shares of our common stock, par value $0.0001 per share, with an exercise price of $2.425 (the "Existing Warrants"). The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the

Exercise Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 4,948,453 of its Existing Warrants (the "Investor Warrants") into shares of our common stock underlying such Existing Warrants (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $1.20 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 9,896,906 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $1.55. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $461,000 of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $639,000 for the increased fair value of the modified warrants; and (ii) $12,590,000 as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5,477,000 as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,731,000 was recorded as a deemed dividend on the Condensed Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

September 2021 Private Placement
In September 2021, the Company entered into a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 2,850,000 shares of Common Stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 2,850,000 shares of Common Stock, with each September 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $1.595, and (ii) 4,673,511 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 7,523,511 shares of Common Stock, with each September 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of Common Stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.595 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.5949.

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of placement agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued to the placement agent warrants to purchase 376,176 shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which has not yet occurred) of a registration statement for the resale of the underlying shares, and have an initial exercise price per share of $1.7545.

The following table summarizes the changes in the Company’s common stock and Prefunded  Warrants from August 31, 2021 to February 28, 2022.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2021	9,592,085	4.7	$3.87
Issued	22,470,104	4.7	1.58
(Cancelled)	—	—	—
(Exercised)	(4,948,453)	4.3	1.2
Warrants outstanding, February 28, 2022	27,113,736	4.7	2.83
Warrants exercisable, February 28, 2022	16,840,654	4.2	$0.95
The following table summarizes the Company’s warrants outstanding as of February 28, 2022:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
Jan 2022 Common Warrants(1)	9,896,906	5.4	$1.55
Sep 2021 Common Warrants	7,523,511	4.5	1.60
Sep 2021 Prefunded Warrants(2)	4,673,511	4.5	N/A
Sep 2021Underwriter Warrants (3)	376,176	4.5	1.75
May 2021Underwriter Warrants	247,423	4.2	2.43
October 2020 Common Warrants	2,300,000	3.6	3.30
October 2020 Underwriter Warrants	200,000	3.6	3.30
February 2021 Common Warrants	1,277,580	3.2	5.40
February 2021 Underwriter Warrants	111,108	3.2	5.40
March 2020 Exchange Warrants	423,669	3.6	10.17
Amended March 2019 Warrants	66,288	2.0	40.00
March 2019 Services Warrants	3,366	2.0	70.00
June 2018 Warrants	6,276	1.8	40.00
June 2018 Services Warrants	5,422	1.8	99.60
2017 PIPE Warrants	2,500	0.3	276.00
	27,113,736	4.7	$2.22
(1)The January 2022 Common Warrants are exercisable commencing on July 28, 2022 and terminate on July 28, 2027..
(2)The September 2021 Prefunded Warrants were sold as part of a Prefunded Warrant Unit as described above at a nominal price of $0.0001 per share.
(3)The September 2021 Placement Agent Warrants become exercisable six months from issuance and expire four years from the effective date (which has not yet occurred) of the registration statement covering the resale of the underlying shares.
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
For all options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020 typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term and, as of February 28, 2022, all options granted to date are exercisable.
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
The Company recognized approximately $339,000 and $747,000 of compensation expense for the three and six months ended February 28, 2022, respectively.
The Company compensates its board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the condensed consolidated balance sheet. The Company has incurred $81,000 and $205,000 for the three and six months ended February 28, 2022, respectively.

The following table summarizes option activity during the six months ended February 28, 2022:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance Outstanding, August 31, 2021	1,776,115	8.90	$6.80
Granted	120,000	9.76	0.76
Exercised	—	—	—
Forfeited	(126,618)	8.66	(3.70)
Balance Outstanding at February 28, 2022	1,769,497	8.61	$6.98

Balance Exercisable at February 28, 2022	1,769,497

Options outstanding as of February 28, 2022 had aggregate intrinsic value of $1,415.

At February 28, 2022, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 2.77 years for outstanding grants was $3,002,000. Option vesting activity from August 31, 2021, through February 28, 2022 was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2021	309,257	8.63	$16.92
Vested	218,077	8.57	4.88
Exercised	—	—	—
Forfeited	(8,011)	7.87	7.97
Balance, February 28, 2022	519,323	8.28	$12.14
The following table summarizes information about stock options outstanding and vested at February 28, 2022:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$0.75 - 10.00	1,730,808	8.6	$4.27	483,756	8.4	$4.93
$10.01 - $40.00	2,000	7.3	18.95	1,453	7.3	19.01
$40.01 - $80.00	13,100	7.1	51.21	11,066	7.1	51.21
$80.01 - $120.00	10,271	6.2	102.91	9,862	6.2	102.93
$120.01 - $160.00	12,193	5.5	155.36	12,060	5.5	155.39
$160.01 - $391.60	1,125	5.4	391.60	1,125	5.4	391.60
	1,769,497	8.6	$6.64	519,322	8.3	$12.14

Note 9: Related Parties

Director Compensation

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received approximately $240,000 in Fiscal 2021 and on October 22, 2021, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $500,000, all of which were effective January 1, 2022. As of February 28, 2022, Ms. Murphy has deferred payment of her salary increase. Nevertheless, Ms. Murphy's base pay increase is recorded in accrued liabilities on the condensed balance sheets.

During Fiscal 2021, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Ms. Murphy received a one-time incentive payment of approximately $80,000 in addition to reimbursement of her expenses associated with her relocation.

Scott W. Absher, our CEO and Chair of our Board, received compensation in the form of salary of approximately $750,000 for Fiscal 2021. On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1,000,000, effective January 1, 2022, and also approved the payment of a $500,000 bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of February 28, 2022, Mr. Absher had not received any bonus payments and has deferred payment of his salary increase and bonus. Nevertheless, the bonuses and the incremental base salary for Mr. Absher's base pay increase are recorded in accrued liabilities in the condensed consolidated balance sheets. Further, the Company paid Mr. Absher 50% of his bonus, or $250,000, in March 2022.

In addition, Mr. Absher received the following additional payments during Fiscal 2021: (i) a one-time incentive payment of approximately $170,000 in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, in addition to reimbursement of his expenses associated with his relocation; and (ii) a one-time bonus payment in the amount of $240,000 in recognition of his efforts on behalf of the Company.

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and was a significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during each of Fiscal 2021. For the six months ended February 28, 2022, Mr. Holmes was compensated $120,000 for his services.

On or about October 22, 2021, we severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company. See Note 7, Stockholders Equity.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019 and received compensation of $276,951 in Fiscal 2019. On November 18, 2021, Mr. Absher rejoined the Company as Deputy General Counsel – Special Projects, for an annual salary of $240,000 for Fiscal 2022. Based on his re-hire date, Mr. Absher did not receive any compensation from the Company in Fiscal 2021 or Fiscal 2020.

David May, a member of our business development team, is the son-in-law of Scott Absher. Mr. May received compensation of approximately $125,000 in Fiscal 2021. In addition, in connection with his relocation to Miami, Florida, as part of the relocation of our principal executive offices, Mr. May received a one-time incentive payment of approximately $103,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Jason Absher, a member of our business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher was hired on February 22, 2021 at an annual salary of $75,000, which was subsequently raised to $120,000, effective August 1, 2021.

Phil Eastvold, the Executive Producer of ShiftPixy Labs, is the son-in-law of Scott Absher. Mr. Eastvold was hired on September 1, 2020. Mr. Eastvold received compensation for Fiscal 2021 of approximately $200,000. In addition, in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, Mr. Eastvold received a one-time incentive payment of approximately $111,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of $183,000 in Fiscal 2021. In addition, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Hannah Absher received a one-time incentive payment of approximately $18,000 during Fiscal 2021, in addition to reimbursement for expenses associated with her relocation. Connie Absher and Elizabeth Eastvold did not receive any such relocation bonus.
Note 10: Commitments
Operating Leases & License Agreements
Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices with a termination date that coincides with the termination date of the prior lease and extended the terms of the original lease until 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $35,000.
Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for 13,246 square feet of office space located in Miami, Florida to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $57,000.

Effective October 1, 2020, the Company entered into a non-cancelable 64-month lease for 23,500 square feet of primarily industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $34,000.
Effective June 7, 2021, the Company entered into a non-cancelable sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that the Company anticipates using for its sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease. Monthly rent expense under this lease is approximately $26,000.
Effective June 21, 2021, the Company entered into a non-cancelable 77-month lease, with an anticipated possession date of March 1, 2022, for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease. Monthly rent expense under this lease is approximately $27,000.
The components of lease expense is as follows:

	Three Months ended February 28, 2022	Six Months ended on February 28, 2022
Operating Lease Cost	$334,251	$788,203

Future minimum lease and licensing payments under non-cancelable operating leases at February 28, 2022, are as follows:

Minimum lease commitments
2022	$731,000
2023	1,739,000
2024	1,737,000
2025	1,532,000
2026	1,275,000
Thereafter	1,515,000
Total minimum payments	$8,529,000
Less: present value discount	1,164,000
Lease Liability	$7,365,000

Weighted-average remaining lease term - operating leases (months)	54
Weighted-average discount rate	5.54%
The Company has a finance lease for a copier located in our Irvine office totaling $33,030 with a monthly minimum lease payment of $756, which began on April 1, 2020 and continues through March 2, 2025. The principal balance of the finance lease was $23,391 and $26,260 as of February 28, 2022 and August 31, 2021, respectively, and is included within our accounts payable and other accrued liabilities in our Condensed Consolidated Balance Sheets.
Non-contributory 401(k) Plan
The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the three or six months ended February 28, 2022 and February 28, 2021.

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

The registration statement and prospectus covering the IPO of one of these SPACs, IHC, was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the NYSE on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, the Company purchased, through its wholly-owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102. Each private placement warrant is exercisable to purchase one whole share of common stock in IHC at $11.50 per share. The private placement warrants will be worthless to the extent that IHC does not complete an initial business combination.

The investment amounts set forth above do not include loans that the Company may extend to each SPAC in an amount not to exceed $500,000 individually (or $2 million in the aggregate), in its role as sponsor. As of February 28, 2022, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $820,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees.

The Company previously disclosed that it anticipates that each of the SPACs will repay these advanced expenses from the proceeds of their respective SPAC IPOs. On March 18, 2022, however, we announced the withdrawal of registration statements on Form S-1 previously filed with the SEC relating to the following three SPACs for which we had served as Sponsor through our wholly-owned subsidiary: Firemark, TechStackery and Vital. Accordingly, the Company does not anticipate receiving repayment of any advanced expenses on behalf of these three SPACs, which total $625,000 as of February 28, 2022. During the six month period ended February 28, 2022, the Company received approximately $183,000 from IHC, as repayment of advances provided by the sponsor.
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
Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of February 28, 2022, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima has refused to continue development work, denied access to developed software, and refused to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020, the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Discovery is complete, and the Court has set a trial date of September 12, 2022.

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

Everest Litigation

On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $600,000. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois, and the Court substantially denied Gallagher Basset's motion to dismiss the complaint by order dated January 31, 2022. Discovery is underway in both cases, and the California Court has set a trial date in the Everest case of February 7, 2023, while no trial date has been set in the Illinois case.

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
Note 12: Subsequent Events
Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, "Subsequent Events."
Withdrawal of Certain SPAC Sponsorships
On March 18, 2022, the Company announced the withdrawal of registration statements on Form S-1 previously filed with the SEC relating to three SPACs for which its wholly owned subsidiary, ShiftPixy Investments, Inc., had previously been identified as the Sponsor: Vital, TechStackery, and Firemark. We noted in a press release accompanying this announcement that we had decided to devote our resources to assisting our other sponsored SPAC, IHC, which previously consummated its IPO, to completing its IBC as quickly as possible.
Nasdaq Listing Notification
On April 4, 2022, we received a letter from the staff of the Listing Qualifications Department (the "Staff") of Nasdaq notifying us that for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq's Listing Rule 5550(a)(2) (the "Minimum Bid Requirement"). This notification has no immediate effect on the listing or trading of our common stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the notification, or prior to October 3, 2022, the closing bid price of our common stock is at or above $1.00 per share for a minimum of ten consecutive business days, the Staff will provide us with written confirmation of compliance. If we do not achieve the Minimum Bid Price Requirement by October 3, 2022, we may be eligible for an additional 180 calendar days compliance period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and we provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, then the Staff would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff's determination to delist our securities, but the Staff may refuse to grant our request for continued listing.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended August 31, 2021 (“Fiscal 2021”), filed with the SEC on December 3, 2021 and February 28, 2022, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND INFORMATION

This Quarterly Report, the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Quarterly Report and those reports, statements, information and announcements address activities, events or developments that we expect or anticipate will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue and operating expenses;

•	our ability to achieve and grow profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	our predictions about industry and market trends;

•	our ability to expand successfully internationally;

•	our ability to manage effectively our growth and future expenses, including our growth and expenses associated with our sponsorship of various special purpose acquisition companies;

•	our estimated total addressable market;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	the effect that the novel coronavirus disease (“COVID-19”) or other public health issues could have on our business, financial condition and the economy in general;

•	our ability to be successful in defending litigation brought against us; and
•	our ability to continue to meet the listing requirements of Nasdaq.

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
Overview

Our current business, and the primary source of our revenues to date, has been under a human capital fee-based SAAS business model. We have developed a comprehensive HRIS platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for WSEs (or shifters). As consideration for providing these services, we receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the three and six months ended February 28, 2022 , we processed approximately $21.4 million and $42.6 million of payroll billings, respectively, our primary operating metric, and incurred approximately $9.5 million and $18.2 million in operating losses for the three and six months ended February 28, 2022, which were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model.

For most of Fiscal 2021 and continuing into the second quarter of Fiscal 2022, our primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. We believe that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during the second quarter of Fiscal 2022, accounting for approximately 53% of our gross billings. Washington and New Mexico represented our other significant markets during the second quarter of Fiscal 2022, representing approximately 21% of our total revenues. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into client services agreements ("CSAs") with us or one of our wholly owned subsidiaries.

Our business focus during Fiscal 2021 and continuing into the second quarter of Fiscal 2022 was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. To that end, we identified and began to execute on various growth strategies, including our sponsorship of our IHC SPAC and our ShiftPixy Labs initiative. We expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.

Our revenues for the second quarter of Fiscal 2022 consisted of: i) staffing solutions revenues equal to gross billings for staffing solutions clients; and ii) EAS solutions revenues which consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage for our clients. Our costs of revenues for EAS solutions revenues consist of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage and administration related services, including premiums and loss reserves. For staffing solutions revenues our cost of revenues also included the gross payroll paid to staffing solutions employees. A significant portion of our assets and liabilities is for our workers’ compensation reserves, carried as cash balances, and our estimates of projected workers’ compensation claims, carried as liabilities. We provided a self-funded workers’ compensation policy up to $500,000 and purchased reinsurance for claims in excess of that limit through February 28, 2021, after which we changed to a direct cost premium only workers’ compensation program.

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

The negative impact of these lockdowns on our business and operations continued through our third quarter of Fiscal 2021 in a see-saw pattern, with some improvement observed after the removal of many restrictions in California and elsewhere from March through June 2021, only to be followed by the reimplementation of restrictions in the face of the pandemic resurgence fueled by the spread of the Delta variant of the virus. While the availability of PPP Loans to our clients mitigated the negative impact on our business during the initial stages of the pandemic, we believe that the failure of the government to renew this program exacerbated the deleterious impact of subsequent restrictions and lockdowns on our financial results for Fiscal 2021. We have observed some degree of business recovery as these lockdowns have relaxed and vaccination efforts have accelerated, and we believe that, to the extent that COVID-19 infection rates continue to decrease, and vaccination rates increase, governmental authorities will continue to remove restrictions, which will fuel our clients’ business recoveries. Nevertheless, we believe that the recent resurgence of the virus, in the form of the Omicron variant, had a material negative impact on our business and results of operations, and that the emergence of additional variants of the virus could have a similarly material negative impact on us in the future.

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
Significant Developments in the Three Months Ended February 28, 2022.
Financing Activities

January 2022 Warrant Exercise Agreement
On May 17, 2021, we issued warrants to purchase up to an aggregate of 4,948,453 shares of our common stock, par value $0.0001 per share, with an exercise price of $2.425 (the "Existing Warrants") The Existing Warrants were immediately exercisable and expire on June 15, 2026.
On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercise Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 4,948,453 of its Existing Warrants (the "Investor Warrants") into shares of our common stock underlying such Existing Warrants (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $1.20 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 9,896,906 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $1.55. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $461,000 of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $639,000 for the increased fair value of the modified warrants; and (ii) $12,590,000 as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5,477,000 as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,731,000 was recorded as a deemed dividend on the Condensed Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

September 2021 Private Placement

In September 2021, the Company entered into a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 2,850,000 shares of Common Stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 2,850,000 shares of Common Stock, with each September 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $1.595, and (ii) 4,673,511 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 7,523,511 shares of Common Stock, with each September 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.0001. Each share of Common Stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.595 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $1.5949.

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of placement agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued warrants to the placement agent to purchase an aggregate of 376,176 shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which has not yet occurred) of a registration statement for the resale of the underlying shares, and have an initial exercise price per share of $1.7545.
Growth Initiatives

During the second quarter of Fiscal 2022, we continued to execute on our two primary growth initiatives. Each growth initiative is designed to leverage our technology solution, knowledge, and expertise to provide for significant revenue growth for the human capital management services we provide to our clients.

Sponsorship of SPACs

On April 29, 2021, we announced our sponsorship of four SPAC IPOs. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million, which IHC currently intends to use to acquire companies primarily in the light industrial segment of the staffing industry. Immediately following the IHC IPO, IHC began to evaluate acquisition candidates. IHC’s goal is to complete its IBC within one year of consummation of the IHC IPO.
On March 18, 2022, we announced the withdrawal of registration statements on Form S-1 previously filed with the Securities and Exchange Commission relating to three SPACs for which our wholly owned subsidiary, ShiftPixy Investments, Inc., had previously been identified as the Sponsor: Vital, TechStackery, and Firemark. After considering our options and the current market environment, we concluded that we can best achieve our SPAC sponsorship goals, including expansion of our own footprint, by doing everything possible to ensure IHC’s ultimate success without distraction. We do not believe that our decision to withdraw our sponsorship from the other SPACs will have a material negative impact on our goal of building large national staffing clients to operate on the ShiftPixy technology platform, which remains unchanged and which we continues to work toward achieving.
We expect our sponsored SPAC, IHC, to operate as a separately managed, publicly-traded entity following the successful completion of its IBC or “De-SPAC”. Our goal is to enter into one or more CSAs with IHC that will allow it to participate in our HRIS platform. We believe that this initiative has the potential to generate significant revenues and earnings for us, while also supporting a favorable business model for IHC.

To date, we have incurred direct costs of $1 million to form the SPAC entities, primarily for legal and professional services related fees, which are included as operating expenses for the three and six months ended February 28, 2022.

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

During Fiscal 2021, we established an industrial facility in Miami that we expect to be fully operational shortly. We have installed ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells in this facility. We expect this facility, upon completion, to function as a state of the art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to us in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, our HRIS platform, and other human capital services that we provide. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to us in the future.

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

For the second quarter of Fiscal 2022, included in our cost of sales was approximately $18,000 of expense for claims estimate increases relating to loss reserves activity for calendar 2021 for the legacy Sunz and Everest programs. These claims estimates are the subject of ongoing litigation with our former workers’ compensation insurance providers, Sunz and Everest, as described in Note 11, Contingencies, above. We are currently re-evaluating our workers’ compensation liability estimates under our legacy Sunz and Everest programs.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, pursuant to which we assigned client contracts representing approximately 88% of our quarterly revenue as of November 30, 2019, including 100% of our existing PEO business effective as of December 31, 2019, and we transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was embodied in the Note Receivable described above, to be paid out in equal monthly payments for the next four years after certain transaction conditions were met. As of February 28, 2022, Vensure and the Company were engaged in litigation regarding the amount owed to the Company pursuant to the Note Receivable, as described in Note 11, Contingencies, above.
Quarterly Performance Highlights: Second Quarter Fiscal 2022 v. Second Quarter Fiscal 2021
•Served approximately 72 clients and an average of 3,000 WSEs.
•Processed over $21.3 and $42 million in gross billings from continuing operations for the three and six months ended February 28, 2022, respectively, representing an increase of 19.6% and 13.1% from the same period, respectively, in Fiscal 2021 due to the easing of COVID-19 restrictions, which had a significant impact on our QSR customer base. Our continuing operations mix remained consistent for the three and six months ended February 28, 2022, with the same period in Fiscal 2021, primarily consisting of QSR WSEs. (For further information, please refer to the section entitled “Non-GAAP Financial Measures”, below.) Our revenues for the three and six months ended February 28, 2022 were 394.3% and 293.7%, respectively, higher than the same period in Fiscal 2021, due primarily to the our migration to a staffing revenue recognition model during the latter part of Fiscal 2021. Gross margin for the three and six months ended February 28, 2022 improved over the same period in Fiscal 2021, due primarily to higher billings driving greater margins from additional administrative fees and taxes.
•Gross margin slightly decreased for the three month period ended February 28, 2022 by $88,000 or 24%, compared to the same period in Fiscal 2021. For our six month period ended February 28, 2022, our gross margin increased by $95,000 or 10.7% compared to the same period in Fiscal 2021.
•Our operating loss for the three and six months ended February 28, 2022 increased by $2.7 and $4.4 million, respectively, compared to the same period in Fiscal 2021. The increase mainly reflects increased costs associated with our growth initiatives, (including payroll-related costs for the three and six months ended February 28, 2022 of $3.6 million and $7.5 million, professional costs of $1.7 million and $3.4 million, software development costs of $1.2 million and $2.2, and costs classified in our statement of operations as general and administrative expenses of $1.9 million and $3.7 million, respectively).
Our financial performance for the three and six months ended February 28, 2022, compared to the same period in Fiscal 2021, included the following significant items:

Results of Operations
The following table summarizes the unaudited condensed consolidated results of our operations for the three and six months ended February 28, 2022, and February 28, 2021.

	For the Three Months Ended		For the Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues (See Note 2)	$10,437,000	$2,419,000	$19,378,000	$4,922,000
Cost of revenue	10,498,000	2,056,000	18,743,000	4,046,000
Gross profit (loss)	(61,000)	363,000	635,000	876,000

Operating expenses:
Salaries, wages, and payroll taxes	3,653,000	2,592,000	7,543,000	4,785,000
Stock-based compensation – general and administrative	339,000	423,000	747,000	919,000
Commissions	28,000	49,000	56,000	87,000
Professional fees	1,677,000	1,006,000	3,414,000	1,713,000
Software development	1,073,000	786,000	2,234,000	1,663,000
Depreciation and amortization	130,000	86,000	253,000	148,000
General and administrative	2,014,000	1,380,000	3,946,000	3,139,000
Total operating expenses	8,915,000	6,322,000	18,193,000	12,454,000

Operating Loss	(8,976,000)	(5,959,000)	(17,558,000)	(11,578,000)

Other (expense) income:
Interest expense	(1,000)	(3,000)	(2,000)	(6,000)
Other income	13,000	—	16,000	—
Expensed SPAC offering costs	(515,000)	—	(515,000)	—
Total other expense	(503,000)	(3,000)	(501,000)	(6,000)
Loss from continuing operations	(9,479,000)	(5,962,000)	(18,059,000)	(11,584,000)

Total (loss) income from discontinued operations, net of tax	(18,000)	(221,000)	(151,000)	(1,535,000)

Net loss attributable to Shiftpixy Inc. shareholders	$(9,497,000)	$(6,183,000)	$(18,210,000)	$(13,119,000)

Deemed dividend for triggering of warrant down round feature	(7,790,000)	—	(7,790,000)	—
Net loss attributable to common shareholders	$(17,287,000)	$(6,183,000)	$(26,000,000)	$(13,119,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.30)	$(0.18)	$(0.54)	($ 0.36)
Discontinued operations	—	(0.01)	—	(0.05)
Net loss per common share – Basic and diluted	$(0.30)	$(0.19)	$(0.54)	($ 0.41)

Weighted average common shares outstanding – Basic and diluted	31,215,495	32,746,660	33,593,393	31,772,050

We report our revenues as gross billings, net of related direct labor costs for our EAS/HCM clients and revenues without reduction of labor costs for staffing services clients.

	For the Three Months Ended		For the Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Gross Billings for HCM	$12.6	$17.9	25.5	37.6
Gross Wages for HCM	$(11.0)	$15.5	$(22.2)	$32.7
Total Net Revenue for HCM	$1.6	2.4	$3.3	4.9
Revenue for Staffing	8.8	—	16.1	—
Total Net Revenues (in millions)	$10.4	$2.4	19.4	4.9
Increase (Decrease), Quarter over Quarter (in millions)	8.0	0.4	14.5	0.7
Percentage Increase (Decrease), Quarter over Quarter	333.3%	20.0%	295.9%	16.7%

Cost of Revenues (in millions)	$10.5	$2.1	$18.7	$4.0
Increase (Decrease), Quarter over Quarter (in millions)	8.4	0.20	14.70	0.1
Percentage Increase (Decrease), Quarter over Quarter	400.0%	10.5%	367.5%	2.6%

Gross Profit (in millions)	$(0.1)	$0.4	$0.6	$0.9
Increase (Decrease), Quarter over Quarter (in millions)	(0.5)	0.3	(0.3)	0.6
Percentage Increase (Decrease), Quarter over Quarter	(125.0)%	132.1%	(33.3)%	200.0%
Gross Profit Percentage of Revenues	(1.0)%	16.7%	3.1%	18%

Three and six months ended February 28, 2022
Net revenue for our HCM services excludes the payroll cost component of gross billings. With respect to staffing services, employer payroll taxes, employee benefit programs, and workers’ compensation insurance, we believe that we are the primary obligor, and we have latitude in establishing price, selecting suppliers, and determining the service specifications. As such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as WSEs perform their services at the client worksite. In Fiscal 2021, we began to migrate our business clients to a staffing revenue recognition model during the later half of Fiscal 2021. As such, the net revenues for the three and six months ended February 28, 2021 are primarily HCM services while the net revenues for the Fiscal 2022 reporting period are under the staffing revenue recognition model. See also non-GAAP Financial Measures below.
Net Revenue increased approximately 333.3% and 295.9%, to $10.4 million and $19.4 million for the three and six months ended February 28, 2022, from $2.4 million and $4.9 million for the same period of Fiscal 2021, respectively. The increase for the three and six month periods is due to: i) the impact of the transition of some of our existing clients to a staffing revenue recognition model, which commenced during the latter part of Fiscal 2021 and ii) an increase in gross billings of $3.5 million or 19.6% to $21.3 million, from $17.9 million for the three months ended February 28, 2021 and an increase of $5.0 million or 13.1% to $$42.6 million from $37.6 million, for the six months ended February 28, 2021, along with Recurring WSE counts for the three and six months ended February 28, 2022, averaged approximately 3,000, consistent with a recovery to our pre-pandemic WSE levels.
Our gross billings from HCM and Staffing services totaled approximately $12.6 million and $8.8 million, representing 58.9% and 41.1% of our gross billings for the three months ended February 28, 2022 and $25.5 million and $16.1 million, representing 61.3% and 38.7% of our gross billings for the six months ended February 28, 2022.

Billings per WSE increased to $3,567 and $6,623 for the three and six month period ended February 28, 2022, due primarily to business recoveries achieved by our QSR clients as the pandemic subsided, combined with an increase in the placement of nursing WSEs who earn higher wages and generate higher billings.

For the three months ended February 28, 2022, our revenue associated with administrative fees increased by $132,000, or 38.4%, our tax revenues increased by $327,000 or 20.2%, consistent with our billed wages increase of 19.6%, and our revenue associated with workers’ compensation premiums decreased by $13,000, or 3.0%, due to the migration of our WSEs to a guaranteed cost program during Fiscal 2021 and a change in our client mix that resulted in lower billed workers’ compensation rates per wage dollar, compared to the same comparative period in Fiscal 2021,. For the six months ended February 28, 2022, our revenue associated with administrative fees increased by $250,000 or 36.1%, our tax revenue increased by $528,000 or 16% and out workers compensation revenue decreased by $49,000 or 5.4%, compared to the same comparative period in Fiscal 2021
Cost of Revenues includes our costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the three months ended February 28, 2022, increased by $8.4 million or 410.6% to $10.5 million from $2.1 million for the same period in Fiscal 2021. Cost of revenues for the six months ended February 28, 2022, increased by $14.7 million, or 363.2%, to $18.7 million from $4 million, respectively, for the same period in Fiscal 2021. The change in cost of revenues for the three and six months ended February 28, 2022 was due primarily to the conversion of certain existing clients to a staffing revenue recognition model during the latter part of Fiscal 2021. As discussed above, the staffing model includes the gross wages in the cost of sales as the Company is considered the employer. Other contributors to the increase in cost of sales are the slight increase in workers' compensation cost by approximately $300,000 for the three and six months ended in February 28, 2022, respectively, due to higher premiums from our participation in the direct guaranteed cost program, offset by the decrease in our claims accruals from our prior workers' compensation programs, and the increase by $211,000 and $310,000, or 13.6% and 10.2%, respectively, in taxes which is correlated to our increase in staffing services.
Gross Profit for the three months ended February 28, 2022 decreased by $423,000 or 116.5%, and decreased by approximately $241,000, or 27.5%, for the six months ended February 28, 2022, compared to the same periods in Fiscal 2021. The decrease for the three months ended February 28, 2022 was primarily driven by an increase in workers' compensation cost due to higher premiums from our participation in the direct guaranteed cost program, offset by an increase in our administrative fees and taxes billed, which is consistent with our 19.61% increase in gross billings compared to the same period in Fiscal 2021. The increase in gross profit for the six months ended February 28, 2022 was mainly driven by a $250,000 increase in our administrative fees and $218,000 increase in taxes billed, consistent with our 13.6% increase in gross billings, offset by an increase in workers' compensation cost of $342,000 and a decrease of $359,000 in gross wages, compared to the same period in Fiscal 2021.
Operating expenses for the three and six months ended February 28, 2022, increased by $2.6 million or 41% to $8.9 million from $6.3 million, and by $5.7 million or 46.1% to $18.2 million from $12.5 million, respectively, compared to the same period in Fiscal 2021. The increase in operating expenses for the three and six months ended February 28, 2022 is primarily due to increased costs associated with our growth initiatives. For the three months ended February 28, 2022 the $2.6 million increase is due to payroll-related cost increases of $1.0 million, professional fees increase of $0.7 million and software development costs of $0.3 million and general and administrative expenses increase of $0.6 million. The $5.7 million increase for the six months ended February 28, 2022 was due to $2.7 million of payroll related cost increases, professional fees increase of $1.7 million, software development costs of $0.6 million, and general and administrative cost increases of $0.8 million.
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
The following table presents certain information related to our operating expenses (unaudited):

	For the Three months Ended		For the Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Operating expenses:
Salaries, wages, and payroll taxes	$3,653,000	$2,592,000	7,543,000	4,785,000
Stock-based compensation – general and admin	339,000	423,000	747,000	919,000
Commissions	28,000	49,000	56,000	87,000
Professional fees	1,677,000	1,006,000	3,414,000	1,713,000
Software development	1,073,000	786,000	2,234,000	1,663,000
Depreciation and amortization	130,000	86,000	253,000	148,000
General and administrative	2,014,000	1,380,000	3,946,000	3,139,000
Total operating expenses	$8,915,000	$6,322,000	18,193,000	12,454,000
Operating expenses increased for the three and six months ended February 28, 2022 by $2.6 million, or 41% and by $5.7 million or 46.1%, compared with the same period of Fiscal 2021. The components of operating expenses changed as follows:
Salaries, wages and payroll taxes increased for the three and six months ended February 28, 2022, by approximately $1 million, or 41%, and by $2.8 million or 57.6%, respectively, in comparison to the same period in Fiscal 2021. These costs consisted of gross salaries, benefits, and payroll taxes associated with our executive management team and corporate employees. Approximately $0.8 million of the increase was for accrued management bonuses and $0.2 million and $2 million was primarily attributable to hiring additional employees in the executive, operations, and software development ranks of our business to support our various growth initiatives, including our SPAC sponsorships and ShiftPixy Labs. Our corporate employee count increased from 56 employees as of February 28, 2021, to 83 employees as of February 28, 2022.
Share-Based compensation decreased by $0.1 million, or 19.9% and by $.2 million or 18.7%, for the three and six months ended February 28, 2022, compared to the same period in Fiscal 2021.
Commissions consist of commissions payments made to third party brokers and inside sales personnel, and remained consistent year over year, with a slight decrease based on the reduction of our sales force.

Professional fees consists of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three and six months ended February 28, 2022, increased by 63.2% or $636,000 and by 97.3% or $1.7 million, respectively. The increase is primarily attributable to an increase in legal fees related to our current active litigation and IHC's IBC-related activities.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs increased by 36.5%, or $287,000, and 34.3% or $571,000, for the three and six months ended February 28, 2022, respectively, compared to the same period in Fiscal 2021. The increased costs are due primarily to additional contracted developers to support our mobile application improvements.
Depreciation and amortization for the three and six months ended February 28, 2022, increased by $44,000, or 51% and $105,000 or 70.9%, respectively, as compared to the same period in Fiscal 2021, due to depreciation of the additional asset purchased during the period to support our growth initiatives.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses for the three and six months ended February 28, 2022, increased by 45.9% or $634,000, and by 25.7% or $807,000, respectively, compared with the same period of Fiscal 2021. The increase was due primarily to approximately $1 million of general and administrative expenses incurred in connection with IHC, our sponsored SPAC, during the period. No such expenses were incurred during the same period of Fiscal 2021.

Net loss for the three and six months ended February 28, 2022, increased by $2.9 million, or 48.2%, from $6.2 million to $9.2 million, and 36.3%, from $13.1 million to $17.9 million, compared to the same period in Fiscal 2021. The increase is mainly due to increased costs associated with our growth initiatives, (including payroll-related costs for the three and six months ended February 28, 2022 of $3.6 million and $7.5 million, professional costs of $1.7 million and $3.4 million, software development costs of $1.2 million and $2.2 million, and costs classified in our statement of operations as general and administrative expenses of $2 million and $3.9 million, respectively). The increase in these cost is mainly related to the additional cost incurred in support to the Company's growth initiatives discussed above.
Other income (expense) for the three and six months ended February 28, 2022 increased by of $501,000 and $495,000, respectively, compared to the same period in Fiscal 2021. The increase is related to the expensing of deferred offering costs paid in cash and associated with the three SPACs for which our wholly-owned subsidiary has withdrawn its sponsorship, and which are not proceeding with their initial public offerings.
Loss from continuing operations for the three and six months ended February 28, 2022, increased by $3.2 million or 48.2% and by $6.1 million or 53%, respectively, due primarily to expenses associated with the Company's growth initiatives, as described above.
Gain/loss from discontinued operations. For the three and six months ended February 28, 2022, we recorded a loss primarily based upon our reassessment of our workers' compensation claims reserve associated with the clients that we transferred to Vensure in connection with the Vensure Asset Sale. For the three and six months ended February 28, 2022, the loss from discontinued operations decreased $203,000, or 91.9%, and $1.4 million, or 90.2%, respectively, compared with the same period in Fiscal 2021. The decrease was driven primarily by the phase out of the claims liability reserved, which trended downward during the period.
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
Our revenue recognition policy differs for our EAS/HCM and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS/HCM clients, and revenues without reduction for labor costs for staffing clients. For the three months ended February 28, 2022, our gross billings from HCM and staffing services totaled approximately $12.6 million and $8.9 million (total of $21.5 million), representing 58.7% and 41.3% of our gross revenue, respectively. For the six months ended February 28, 2022, our gross billings from HCM and staffing services totaled approximately $25.6 million and $17.1 million (total of $42.7 million), representing 59.9% and 40.1% of our gross revenue, respectively. For the three and six months ended February 28, 2022, our gross billings were approximately $21.4 million and $42.6 million from our HCM services, respectively, and our gross billings generated from staffing were immaterial. (We had no revenues generated from technology services during the three or six months ended February 28, 2022 or February 28, 2021.
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

Reconciliation of GAAP to Non-GAAP Measure
Gross Billings to Net Revenues
The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2022	2021	2022	2021
Gross Billings in millions	$21.4	17.9	$42.6	37.6
Less: Adjustment to Gross Billings	$10.9	15.5	$23.2	32.7
Revenues, in millions	$10.5	2.4	$19.4	4.9

The following table provides the key revenue and our primary gross profit driver used by management.

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2022	2021	2022	2021
Administrative Fees (in millions)	$0.48	$0.34	$0.94	$0.69
Increase (Decrease), Quarter over Quarter (in millions)	0.13	0.1	0.2	0.1
Percentage Increase (Decrease), Quarter over Quarter	38.4%	34.9%	36.0%	15.9%
Administrative Fee % of Gross Billings	2.2%	1.9%	2.2%	1.8%

Average WSEs by Quarter (unaudited)	3,000	3,000	3,000	3,000
Average Gross Billings per Average WSE	$7,124	$5,956	$14,190	$12,545

Our billed WSEs as of the end of:

	February 28, 2022	August 31, 2021	February 28, 2021
Active WSEs (unaudited)	3,000	2,800	3,000
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
The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures at August 31, 2021, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at February 28, 2022, our disclosure controls and procedures were not effective. A discussion of these findings is contained in our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on December 3, 2021.
Management’s Updated Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation as of February 28, 2022 of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on its updated evaluation, our management concluded that our internal controls over financial reporting were not effective as of February 28, 2022. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses detected at February 28, 2022, relate to the following:
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
Changes in Internal Control Over Financial Reporting
Other than the changes to the internal controls over financial reporting discussed above, there were no changes that have occurred during the three or six months ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Item 1A. Risk Factors.
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2021, as filed with the SEC on December 3, 2021, which is expressly incorporated herein by reference. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K and 10-K/A for Fiscal 2021, filed with the SEC on December 3, 2021 and February 28, 2022, respectively.

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements including minimum per share prices. On April 4, 2022, we were notified by Nasdaq that we are not in compliance with certain of these listing requirements, and that failure to correct these deficiencies could result in delisting. See Note 12, Subsequent Events. We believe that we will be able to address Nasdaq’s concerns within the timeframe required for continued listing, and that we will then return to being in full compliance with all of its listing requirements. Nevertheless, if we are not able to meet Nasdaq’s listing standards in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our business is susceptible to general conditions in the global economy and in the global financial markets. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and
China or escalation in conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. A severe or prolonged economic downturn, including a recession or depression resulting from the ongoing COVID-19 pandemic, or political disruption could result in a variety of risks to our business and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also cause our customers to delay making payments for our services. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Document Description

4.1	Form of New Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

4.2	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.1	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ShiftPixy, Inc., a Wyoming corporation

DATE: April 14, 2022	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer
In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director	April 14, 2022

/s/ Domonic J. Carney	Domonic J. Carney	Principal Financial Officer	April 14, 2022