Form 10-Q
period 2022-05-31
ShiftPixy, Inc.
filed 2022-07-15
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock issued and outstanding as of July 15, 2022, was 38,334,873.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	May 31, 2022	August 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$70,000	$1,199,000
Accounts receivable	352,000	498,000
Unbilled accounts receivable	3,470,000	2,741,000
Deposit – workers’ compensation	—	155,000
Prepaid expenses	782,000	605,000
Other current assets	95,000	126,000
Current assets of discontinued operations	—	356,000
Total current assets	4,769,000	5,680,000

Cash and marketable securities held in Trust Account (See Notes 2 and 5)	116,765,000	—
Fixed assets, net	2,898,000	2,784,000
ROU operating lease	8,209,000	—
Note receivable, net	—	4,004,000
Deposits – workers’ compensation	—	386,000
Deposits and other assets	944,000	944,000
Deferred offering costs – SPACs (See Note 5)	—	48,261,000
Non-current assets of discontinued operations	—	883,000
Total assets	$133,585,000	$62,942,000

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities
Accounts payable and other accrued liabilities	$11,525,000	$6,553,000
Payroll related liabilities	14,459,000	7,876,000
Accrued workers’ compensation costs	663,000	663,000
Current liabilities of discontinued operations	1,251,000	1,516,000
Total current liabilities	27,898,000	16,608,000
Non-current liabilities
Operating lease liability, non-current	7,929,000	—
Accrued workers’ compensation costs	1,351,000	1,646,000
Non-current liabilities of discontinued operations	3,074,000	3,765,000
Total liabilities	40,252,000	22,019,000
Commitments and contingencies
Class A common shares subject to possible redemption 11,500,000 and no shares at $10.15 per share redemption value as of May 31, 2022 and August 31, 2021 (See Notes 2 and 5)	116,725,000	—
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value	—	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; 38,334,873 and 25,863,099 shares issued as of May 31, 2022 and August 31, 2021	4,000	3,000
Additional paid-in capital	146,877,000	142,786,000
Accumulated deficit	(179,767,000)	(149,338,000)
Total ShiftPixy, Inc. Stockholders' deficit	(32,886,000)	(6,549,000)
Non-controlling interest in consolidated subsidiaries (See Note 5)	$9,494,000	$47,472,000
Total Equity (Deficit)	$(23,392,000)	$40,923,000
Total liabilities and equity deficit	$133,585,000	$62,942,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenues (See Note 2)	$9,643,000	$9,475,000	$29,021,000	$14,397,000
Cost of revenue	9,039,000	9,922,000	27,782,000	13,968,000
Gross profit (loss)	604,000	(447,000)	1,239,000	429,000

Operating expenses:
Salaries, wages, and payroll taxes	3,253,000	2,993,000	10,796,000	7,778,000
Stock-based compensation – general and administrative	321,000	444,000	1,069,000	1,363,000
Commissions	17,000	49,000	73,000	136,000
Professional fees	2,680,000	1,129,000	6,094,000	2,842,000
Software development	287,000	1,057,000	2,521,000	2,720,000
Depreciation and amortization	133,000	120,000	386,000	268,000
Impaired asset expense	4,004,000	—	4,004,000	—
General and administrative	2,630,000	1,309,000	6,576,000	4,448,000
Total operating expenses	13,325,000	7,101,000	31,519,000	19,555,000

Operating Loss	(12,721,000)	(7,548,000)	(30,280,000)	(19,126,000)

Other (expense) income:
Interest expense	(1,000)	(3,000)	(2,000)	(9,000)
Other income	27,000	—	43,000	—
Expensed SPAC offering costs	—	—	(515,000)	—
Total other expense	26,000	(3,000)	(474,000)	(9,000)
Loss from continuing operations	(12,695,000)	(7,551,000)	(30,754,000)	(19,135,000)

Total (loss) income from discontinued operations, net of tax	(132,000)	23,000	(283,000)	(1,512,000)

Net loss attributable to ShiftPixy, Inc. shareholders	$(12,827,000)	$(7,528,000)	$(31,037,000)	$(20,647,000)

Deemed dividend from change in fair value from warrants modification	—	—	(7,731,000)	—
Net loss attributable to common shareholders	$(12,827,000)	$(7,528,000)	$(38,768,000)	$(20,647,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.33)	$(0.22)	$(1.01)	$(0.59)
Discontinued operations	—	—	(0.01)	(0.05)
Net loss per common share – Basic and diluted	$(0.34)	$(0.22)	$(1.02)	$(0.64)

Weighted average common shares outstanding – Basic and diluted	38,372,633	35,596,111	37,834,867	32,385,287

The accompanying notes are an integral part of these condensed consolidated financial statement.

ShiftPixy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Nine Months Ended May 31, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, September 1, 2021	—	$—	25,863,099	$3,000	$142,786,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
Cumulative effect adjustment for ASC 842 lease accounting adoption	—	—	—	—	—	608,000	608,000	—	$608,000
Common stock issued for private placement, net of offering cost	—	—	2,850,000	—	4,183,000	—	4,183,000	—	$4,183,000
Common stock issued on exercised warrants, net of offering costs	—	—	9,621,774	1,000	5,409,000	—	5,410,000	—	$5,410,000
Prefunded warrants from private placement, net of offering costs	—	—	—	—	6,861,000	—	6,861,000	—	$6,861,000
Stock-based compensation expense	—	—	—	—	1,069,000	—	1,069,000	—	$1,069,000
Remeasurement of IHC temporary equity	—	—	—	—	(13,431,000)	—	(13,431,000)	—	$(13,431,000)
Withdrawal of SPAC registrations under Form S-1	—	—	—	—			—	(37,978,000)	$(37,978,000)
Net Loss	—	—	—	—	—	(31,037,000)	(31,037,000)		$(31,037,000)
Balance, May 31, 2022	—	$—	38,334,873	$4,000	$146,877,000	$(179,767,000)	$(32,886,000)	$9,494,000	$(23,392,000)
ShiftPixy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended May 31, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, March 1, 2022	—	$—	33,661,552	$3,000	$146,716,000	$(166,940,000)	$(20,221,000)	$9,494,000	$(10,727,000)
Cumulative effect adjustment for ASC 842 lease accounting adoption	—	—	—	—	—	—	$—	—	$—
Common stock issued on exercised warrants, net of offering costs	—	—	4,673,321	1,000	—	—	$1,000	—	$1,000
Stock-based compensation expense	—	—	—	—	321,000	—	321,000	—	$321,000
Remeasurement of IHC temporary equity					(160,000)		(160,000)		$(160,000)
Net Loss	—	—	—	—	—	(12,827,000)	(12,827,000)	—	$(12,827,000)
Balance, May 31, 2022	—	$—	38,334,873	$4,000	$146,877,000	$(179,767,000)	$(32,886,000)	$9,494,000	$(23,392,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Nine Months Ended May 31, 2021
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, Balance, September 1, 2020	—	$—	16,902,146	$1,000	$119,431,000	$(119,462,000)	$(30,000)	$—	$(30,000)
Common stock issued for private placement, net of offering cost	—	—	2,320,000	1,000	11,062,000	—	11,063,000	—	11,063,000
Common stock issued for underwritten public offering, net of offering costs	—	—	4,000,000	—	10,701,000	—	10,701,000	—	10,701,000
Stock-based compensation expense	—	—	—	—	1,250,000	—	1,250,000	—	1,250,000
Excess fair value of SPAC Founder shares transferred to underwriters	—	—	—	—	—	—	—	47,472,000	47,472,000
Preferred stock issued for preferred option exercised	12,500	—	—	—	—	—	—	—	—
Common stock issued on preferred stock conversion	(12,500)	—	12,500	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(20,647,000)	(20,647,000)	—	$(20,647,000)
Balance, May 31, 2021	—	$—	23,234,646	$2,000	$142,444,000	$(140,109,000)	$2,337,000	$47,472,000	$49,809,000

ShiftPixy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended May 31, 2021
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, Balance, March 1, 2021	—	$—	20,914,646	$1,000	$130,995,000	$(132,581,000)	$(1,585,000)		$(1,585,000)
Common stock issued for private placement, net of offering costs	—	—	2,320,000	1,000	11,062,000	—	11,063,000	—	11,063,000
Stock-based compensation expense	—	—	—	—	387,000	—	387,000	—	387,000
Excess fair value of SPAC Founder shares transferred to underwriters	—	—	—	—	—	—	—	47,472,000	47,472,000
Net Loss	—	—	—	—	—	(7,528,000)	(7,528,000)	—	(7,528,000)
Balance, Balance, May 31, 2021	—	$—	23,234,646	$2,000	$142,444,000	$(140,109,000)	$2,337,000	$47,472,000	$49,809,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	May 31, 2022	May 31, 2021
OPERATING ACTIVITIES
Net loss	$(31,037,000)	$(20,647,000)
Loss from discontinued operations	(283,000)	(1,512,000)
Net loss from continuing operations	(30,754,000)	(19,135,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	386,000	268,000
Impaired asset expense	4,004,000	—
Stock-based compensation	1,069,000	1,250,000
Expensed SPAC offering costs	515,000	—
Non-cash lease expense	727,000	—
Changes in operating assets and liabilities:
Accounts receivable	146,000	196,000
Unbilled accounts receivable	(729,000)	(378,000)
Prepaid expenses and other current assets	(146,000)	212,000
Deposits – workers’ compensation	541,000	268,000
Deposits and other assets	—	(502,000)
Accounts payable and other accrued liabilities	4,573,000	1,218,000
Payroll related liabilities	6,583,000	2,659,000
Accrued workers’ compensation costs	(295,000)	317,000
Total Adjustments	17,374,000	5,509,000
Net cash used in continuing operating activities	(13,380,000)	(13,626,000)
Net cash used in discontinued operating activities	—	(1,035,000)
Net cash used in operating activities	(13,380,000)	(14,661,000)

INVESTING ACTIVITIES
Note receivable	—	41,000
Investment of IHC IPO proceeds into Trust Account	(116,765,000)	—
Purchase of fixed assets	(500,000)	(1,885,000)
Net cash (used in) provided by investing activities	(117,265,000)	(1,844,000)

FINANCING ACTIVITIES
Deferred offering costs	—	(611,000)
SPAC related offering costs paid	(3,663,000)	—
Proceeds from initial public offering of IHC	116,725,000	—
Proceeds from exercised warrants, net of offering costs	5,410,000	—
Proceeds from underwritten public offering, net of offering costs	—	10,701,000
Proceeds from private placement, net of offering costs	4,183,000	11,063,000
Proceeds from private placement prefunded warrants, net of offering costs	6,861,000	—
Net cash provided by financing activities	129,516,000	21,153,000
Net (decrease) increase in cash	(1,129,000)	4,648,000
Cash - Beginning of Period	1,199,000	4,303,000
Cash -End of Period	$70,000	$8,951,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$2,000	$9,000
Cash paid for income taxes	—	—
Non-cash Investing and Financing Activities:
Excess fair value of SPAC founder share transferred to underwriter	$—	$47,472,000
Elimination of deferred offering costs on abandoned SPACs IPOs.	$37,978,000	$—
Change in fair value due to warrants modification	13,728,000	$—
Operating lease assets and liabilities from ASC 842	8,970,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Nature of Operations
ShiftPixy, Inc. (the "Company") was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized Human Capital service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant industry in Southern California, but has begun to expand into other geographic areas and industries that employ temporary or part-time labor sources.
The Company functions as an employment administrative services (“EAS”) provider primarily through its wholly-owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), as well as a staffing provider through another of its wholly-owned subsidiaries, ShiftPixy Staffing, Inc. (“Staffing”). These subsidiaries provide a variety of services to our clients (as a co-employer through HCM and a direct employer through Staffing), including the following: administrative services, payroll processing, human resources consulting, and workers’ compensation administration and coverage (as permitted and/or required by state law). The Company has built a human resources information systems (“HRIS”) platform to assist in customer acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). We expect this HRIS platform to facilitate additional value-added services in future reporting periods.

In January 2020, the Company sold the assets of Shift Human Capital Management Inc. (“SHCM”), a wholly-owned subsidiary of the Company, pursuant to which the Company assigned the majority of the Company’s billable clients at the time of the sale to a third party for cash. The continuing impact of this transaction on the Company’s financial statements is described below in Note 3, Discontinued Operations.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2022.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended August 31, 2021 (“Fiscal 2021”), filed with the SEC on December 3, 2021 and February 28, 2022, respectively.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of ShiftPixy, Inc., and its wholly-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Industrial Human Capital, Inc. ("IHC"), which is a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of our 15% equity ownership stake, the overlap of three of our executive officers as executive officers of IHC, and significant influence that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC"). (See Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.
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
The Company’s revenues are primarily disaggregated into fees for providing staffing solutions and EAS/HCM services. The Company enters into contracts with its clients for Staffing or EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months, however are cancellable at any time by either party with 30 days’ written notice. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. The Company uses the output method based on a stated rate and price over the payroll processed to recognize revenue, as the value to the client of the goods or services transferred to date appropriately depicts our performance towards complete satisfaction of the performance obligation.
Staffing Solutions
The Company records gross billings as revenues for its staffing solutions clients. The Company is primarily responsible for fulfilling the staffing solutions services and has discretion in establishing price. The Company includes the payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with these services. As a result, we are the principal in this arrangement for revenue recognition purposes. For the three and nine months ended May 31, 2021, the Company recognized no revenues that should have been evaluated under a staffing solutions model.
EAS Solutions

EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers’ compensation premiums.

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were $3,470,000 and $2,741,000, as of May 31, 2022 and August 31, 2021, respectively.

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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The Company’s disaggregated revenues for the three and nine months ended May 31, 2022 and May 31, 2021 were as follows:

	For the Three Months Ended		For the Nine Months Ended
Revenue (in millions):	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
HCM[1]	$1.7	9.5	$4.0	14.4
Staffing	7.9	—	25.0	—
	$9.6	$9.5	$29.0	$14.4

1 HCM revenue is presented net, $22.6 million and $65.2 million gross billings less WSE payroll costs of $13.0 million and $36.2 million for the three and nine months ended May 31, 2022, respectively and $20.1 million and $57.7 million gross less WSE payroll cost of $10.6 million and $43.3 million for the three and nine months ended May 31, 2021, respectively.
During Fiscal 2021 the Company announced the launch of ShiftPixy Labs. We generated no revenue from this initiative during the three or three and nine months ended May 31, 2022.

For the three and nine months ended May 31, 2022 and May 31, 2021, the following geographical regions represented more than 10% of total revenues:

	For the Three Months Ended		For the Nine Months Ended
Region:	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
California	49%	65%	52%	67%
Washington	15%	12%	14%	11%

Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under ASU No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 days' notice. These costs are recorded in commissions in the Company’s Condense Consolidated Statements of Operations.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of May 31, 2022 or August 31, 2021.
Marketable Securities Held in Trust Account

As of May 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an initial business combination ("IBC") or redemption of the public common shares of IHC.

Concentration of Credit Risk
The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of May 31, 2022, there was $720,000 of cash on deposit in excess of the amounts insured by the FDIC.
No individual clients represented more than 10% of revenues for the three and nine months ended May 31, 2022. However, five clients represented 99% of total accounts receivable as of May 31, 2022. For the three and nine months ended May 31, 2021, one and zero individual clients represented more than 10% of revenues, respectively, and two clients represented 92% of total accounts receivable.
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
Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Equipment:	5 years
Furniture & Fixtures:	5 - 7 years
Leasehold improvements	Shorter of useful life or the remaining lease term, typically 5 years
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
The Company determined that there were no material capitalized internal software development costs for the three and nine months ended May 31, 2022. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

The Company incurred research and development costs for the three and nine months ended May 31, 2022 and May 31, 2021, of approximately $1.05 million and $5.0 million and $1.0 million and $2.7 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. In addition, no software costs were capitalized for the three months ended May 31, 2022 and May 31, 2021, respectively.

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

The standard had a material effect on the Company’s Condensed Consolidated Financial Statements. The most significant changes related to (1) the recognition of ROU assets and lease liabilities on the Condensed Consolidated Balance Sheet for the Company's office equipment and real estate operating leases and (2) providing significant disclosures about the Company’s leasing activities.

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
Impairment and Disposal of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. We recorded an expense related to asset impairment of $4,004,000 for the three and nine months ended May 31, 2022. There were no indicators noted of impairments during the three and nine months ended May 31, 2021.

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
Sunz Program
From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in our condensed consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without merit, as discussed at Note 11, Contingencies, Sunz Litigation, below.
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

As of May 31, 2022, the Company had no Deposit – workers’ compensation related to these programs. As of August 31, 2021, the Company had $0.2 million, in Deposit – workers’ compensation classified as a short-term asset and $0.4 million, classified as a long-term asset, respectively.
The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of May 31, 2022 and August 31, 2021, the Company had short term accrued workers’ compensation costs of $0.7 million and $0.7 million, and long term accrued workers’ compensation costs of $1.4 million and $1.6 million, respectively.
The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of May 31, 2022, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of May 31, 2022, the Company had $1.3 million in short term liabilities, and $3.1 million in long term liabilities. The Company had no related worker's compensation assets as of May 31, 2022.

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
The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after May 31, 2022, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of May 31, 2022 and August 31, 2021, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at estimated fair value as described below.
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

The Company did not have other Level 1 or Level 2 assets or liabilities at May 31, 2022 or August 31, 2021. We recorded the fair value of the SPAC founder shares that the Company transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of our sponsored SPACs being consummated. See also Note 5, Deferred Offering Costs – SPACS, below.
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
The Company used the following assumptions to value the Note Receivable as of August 31, 2020:
•Discount rate of 15%
•Actual monthly wages billed to the extent available to the Company
For interim reporting periods after December 31, 2020, including as of May 31, 2022 and August 31, 2021, the Company valued the Note Receivable as discussed in Note 3, Discontinued Operations, below.

The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three and nine months ended May 31, 2022.
Advertising Costs
The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0.4 million and $1.4 million for the three and nine months ended May 31, 2022 and $0.4 million and $1.3 million for the three and nine months ended May 31, 2021, respectively.
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

For the Three and Nine Months Ended	May 31, 2022	May 31, 2021
Options (See Note 8)	1,549,845	1,826,548
Warrants (See Note 7)	22,440,225	9,592,086
Total potentially dilutive shares	23,990,070	11,418,634
For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the "Plan"), as described in Note 8, Stock Based Compensation, below.
Stock-Based Compensation
As of May 31, 2022, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 8, Stock Based Compensation, below. The Company accounts for the Plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.
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

Variable Interest Entity
The Company has been involved in the formation of various entities considered to be Variable Interest Entities (“VIEs”). The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily formed to sponsor the related SPACs.

The Company’s determination of whether it is the primary beneficiary of a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically, the Company is entitled to substantially all or a portion of the economics of these VIEs. The Company is the primary beneficiary of the VIE entities.

During the nine months ended May 31, 2022, our sponsored SPAC, IHC, completed its IPO, selling 11,500,000 units (the "IHC Units") pursuant to a registration statement and prospectus, as described below. The IPO closed on October 22, 2021, raising gross proceeds of $115 million. These proceeds were deposited in a trust account established for the benefit of the IHC public shareholders and, along with an additional $1.7 million deposited in trust by the Company reserved for interest payments for future possible redemptions by IHC stockholders, are included in Cash and marketable securities held in Trust Account in the accompanying condensed consolidated balance sheet at May 31, 2022. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of IHC.

Each IHC Unit had an offering price of $10.00 and consisted of one share of IHC common stock and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of IHC common stock at a price of $11.50 per share. The IHC public stockholders have a right to redeem all or a portion of their shares of IHC common stock upon the completion of its IBC, subject to certain limitations. Under the terms of the registration statement and prospectus, IHC is required to consummate its IBC within 12 months of the completion of the IPO. If IHC is unable to meet this deadline, IHC could request an extension. If no extension is granted, then IHC will redeem 100% of the public shares of common stock outstanding for cash, subject to applicable law and certain conditions.

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

Shares Subject to Possible Redemption

The Company accounts for its common stock holdings in its sponsored SPACs (which are consolidated in our condensed consolidated financial statements), that are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. Accordingly, as of May 31, 2022, shares of common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value of these shares immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of May 31, 2022, the carrying amount of the sponsored SPAC shares of IHC common stock subject to redemption was recorded at their redemption value of $116.7 million. The remeasurement of the redemption value of the redeemable shares of common stock is recorded in equity. The remeasurement in equity comprised of offering cost incurred in connection with the sale of public shares of the SPACs was $13 million, consisting of approximately $9.5 million of offering costs related to the Founder Shares transferred to the SPACs’ underwriter representative as described in Note 5, Deferred Offering Costs, and $3.5 million in other offering costs related to the IPO paid at closing in cash.
Note 3: Discontinued Operations
On January 3, 2020, the Company executed an asset purchase agreement assigning client contracts comprising approximately 88% of its quarterly revenue through the date of the transaction, including 100% of its existing professional employer organization (“PEO”) business effective as of December 31, 2019, and transferring $1.5 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement, to a wholly owned subsidiary of Vensure (the “Vensure Asset Sale”). Gross proceeds from the Vensure Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was scheduled to be paid out in equal monthly payments over the four years following the closing of the transaction (the “Note Receivable”), subject to adjustments for working capital and customer retention (as measured by a gross wage guarantee included in the governing agreement), over the twelve month period following the Vensure Asset Sale.

For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Accounting Policies, above. For the period ended May 31, 2022, the Company recorded the Note Receivable based on our estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of our records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments.The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 11, Contingencies, Vensure Litigation, below.
The following is a reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale as presented in the condensed consolidated balance sheet for the period ended May 31, 2022.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Gross note receivable	$9,500,000

Less: Transaction reconciliation – estimated working capital adjustments	(2,604,000)
Adjusted Note Receivable	6,896,000
Reserve for estimated potential claims	(2,892,000)
Reserve for potential collectability concerns	$(4,004,000)
Long-term note receivable, estimated net realizable value	$—
As of May 31, 2022, we recorded an asset impairment to adjust the net realizable value of the long-term note receivable to zero. The Note Receivable was recorded as a long term note receivable as of August 31, 2021 and May 31, 2021.
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

(i) Working capital adjustments: Through May 31, 2022, the Company has identified $2.6 million of likely working capital adjustments, including $0.1 million related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of May 31, 2022, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of May 31, 2022, represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during Fiscal 2021. No additional adjustment was made during the period ended May 31, 2022.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	May 31, 2022	August 31, 2021
Cash	$—	$—
Accounts receivable and unbilled account receivable	—	—
Prepaid expenses and other current assets	—	—
Deposits – workers’ compensation	—	356,000
Total current assets	—	356,000
Fixed assets, net	—	—
Deposits – workers’ compensation	—	883,000
Total assets	$—	$1,239,000

Accounts payable and other current liabilities	$—	$—
Payroll related liabilities	—	—
Accrued workers’ compensation cost	1,251,000	1,516,000
Total current liabilities	1,251,000	1,516,000
Accrued workers’ compensation cost	3,074,000	3,765,000
Total liabilities	4,325,000	5,281,000

Net liability	$(4,325,000)	$(4,042,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenues	$—	$—	$—	$—
Cost of revenue	132,000	(23,000)	283,000	1,512,000
Gross profit (loss)	(132,000)	23,000	(283,000)	(1,512,000)

Operating expenses:
Salaries, wages and payroll taxes	—	—	—	—
Commissions	—	—	—	—
Total operating expenses	—	—	—	—

(Loss) income from discontinued operations	$(132,000)	$23,000	$(283,000)	$(1,512,000)
Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship
On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPACs.
Each SPAC was seeking to raise approximately $150 million in capital investment, through an IPO, to acquire companies in the healthcare and technology segments of the staffing industry, as well as one or more insurance entities. IHC has completed its IPO and is seeking to acquire companies in the light industrial segment of the staffing industry, as described below. We anticipated that, through our wholly-owned subsidiary, we would own approximately 15% of the issued and outstanding stock in each entity upon their IPOs being consummated, and that each would operate as a separately managed, publicly traded entity following the completion of their respective IBCs. We also anticipated entering into service agreements with each of the staffing entities that would allow them to participate in our HRIS platform. We also expected to facilitate the procurement of workers’ compensation, personal liability, and other similar insurance products for these staffing entities through our anticipated relationship with the insurance SPAC after it completed its IBC. For the three and nine month periods ended May 31, 2022, the sponsorship operations for all of these entities, with the exception of IHC, are consolidated in the accompanying financial statements as they were being conducted under a wholly-owned subsidiary. The operations of IHC have been consolidated in the accompanying financial statements for the reasons set forth above in Note 2, Summary of Significant Accounting Policies.
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
Following the closing of the IPO, the sum of $116,725,000 was placed in a trust account (the “Trust Account”), and has been invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "ICA"), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the ICA, as determined by the Company, until the earlier of: (i) the completion of the IBC and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The $116,725,000 consisted of the $115,000,000 of gross proceeds from the sale of the IHC Units in the IPO and $1,725,000 funded by the Company, as the corporate parent of the Sponsor, representing guaranteed interest for future redemptions and calculated as one year's interest at 1.5%. With the completion of the IPO, the Company recorded approximately $38.0 million of deferred costs in APIC as of May 31, 2022, and $0.3 million of offering costs paid on behalf of IHC. During the nine months ended May 31, 2022, IHC incurred approximately $3.5 million in offering costs. No other offering costs have been incurred during the three month period ended May 31, 2022, for the other SPACs. The Trust Account generated interest income for the three and nine month period ended May 31, 2022 of approximately $0.02 million and $0.04 million, respectively.
On March 18, 2022, the IPO registration statements related to the three other SPACs we had sponsored, Vital Human Capital, Inc. ("Vital"), TechStackery, Inc. ("TechStackery"), and Firemark Global Capital, Inc. ("Firemark"), were withdrawn.
On May 13, 2022, we announced our board's approval of a special distribution to ShiftPixy shareholders of record on May 17, 2022, of ShiftPixy's interest in IHC. The announcement indicated that the distribution would be subject to certain terms and conditions, including the consummation by IHC of its IBC, the filing of an appropriate registration statement applicable to the stock that is declared effective by the SEC, and a determination by our board that the distribution complies with applicable law.
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

One of the Company's sponsored SPACs, IHC, completed its IPO on October 22, 2021, resulting in the recognition of approximately $13 million of offering costs, including $9.8 million that had been deferred as of August 31, 2021. No offering costs were incurred for TechStackery, Vital, or Firemark during the quarter ended May 31, 2022, as these company's registration statements were withdrawn.
As discussed in Note 4, Special Purpose Acquisition Company ("SPAC") Sponsorship, the registration statements on Form S-1 previously filed with the SEC relating to three of its Sponsored SPACs — Vital, TechStackery, and Firemark have been withdrawn. The abandonment of these SPAC IPOs resulted in our recognition of approximately $38.5 million of deferred offering costs against $38 million in non-controlling interest and $0.5 million in the other expenses in our Condensed Consolidated Statement of Operations.

Note 6: Going Concern
The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of May 31, 2022, the Company had cash of $0.1 million and a working capital deficit of $23.1 million. During this same period, the Company used approximately $13.4 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $179.8 million as of May 31, 2022.

Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In May 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.4 million ($1.2 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to exercise of the the underwriter’s over-allotment. In October 2020, we closed an additional $12 million equity offering ($10.7 million net of costs). In May 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants. More recently, in September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants, and in January 2022, we entered into a warrant exercise agreement that raised approximately $5.9 million ($5.4 million net of costs).
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. Our plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations, including the continued development and support of our information technology (“IT”) and HRIS platform, as well as our activities in connection with our sponsorship of IHC described above. We expect to continue to invest in our HRIS platform, ShiftPixy Labs, our sponsorship of IHC and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
The Company believes that IHC has the potential to generate additional payroll billings revenue provided that IHC successfully completes its IBC and the Company is able to enter into one or more client services agreements with IHC on favorable terms. IHC has until October 22, 2022, to complete its IBC. If it does not complete an IBC by that time, IHC may take action to extend the period during which IHC can complete its IBC.
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
The Company’s management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will be sufficient to alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. These consolidated financial statements do not include any adjustments for this uncertainty.
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

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which were subject to a 24-month lock-up period during which such shares could not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of May 31, 2022, the restrictions on all of these shares have been lifted, rendering them freely tradable.

On October 22, 2021, the Company’s board of directors canceled 11,790,000 Preferred Options previously issued to its co-founder, J. Stephen Holmes. Accordingly, these Preferred Options are no longer exercisable. A total of 37,570 Preferred Options issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised.

The amount of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the option holders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been the Company’s intent to adopt a second grant of an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of the Company’s preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, the Company granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of Preferred Stock, par value $0.0001 for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which the Company’s Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of the Company’s assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act. As of May 31, 2022, no events have occurred that would trigger the exercise of the Preferred Options issued to Mr. Absher in August 2021.
Common Stock and Warrants
During the nine months ended May 31, 2022, the Company closed the following transactions:
September 2021 Private Placement Exercised Prefunded Warrants
During the three months ended May 31, 2022, certain prefunded warrant holders exercised their right to purchase an aggregate of 4,673,321 shares of the Company’s Common Stock at an exercise price of $0.0001 totaling $467, all of which was received by the Company in May 2022.
January 2022 Warrant Exercise Agreement
On May 17, 2021, we issued warrants to purchase up to an aggregate of 4,948,453 shares of our common stock, par value $0.0001 with an exercise price of $2.425 (the "Existing Warrants"). The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercise Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 4,948,453 of its Existing Warrants (the "Investor Warrants") into shares of our common stock (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $1.20 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 9,896,906 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $1.55. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $461,000 of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $639,000 for the increased fair value of the modified warrants; and (ii) $12,590,000 as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5,477,000 as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,731,000 was recorded as a deemed dividend on the Condensed Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.
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

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of placement agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued to the placement agent warrants to purchase 376,176 shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which occurred on May 3, 2022) of a registration statement for the resale of the underlying shares, and have an initial exercise price per share of $1.7545.

The following table summarizes the changes in the Company’s common stock and Prefunded  Warrants from August 31, 2021 to May 31, 2022.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2021	9,592,085	4.7	$3.87
Issued	22,470,104	3.8	1.58
(Cancelled)	—	—	—
(Exercised)	(9,621,964)	2.2	0.6
Warrants outstanding, May 31, 2022	22,440,225	4.5	2.35
Warrants exercisable, May 31, 2022	12,167,143	3.9	$1.32
The following table summarizes the Company’s warrants outstanding as of May 31, 2022:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
Jan 2022 Common Warrants(1)	9,896,906	5.2	$1.55
Sep 2021 Common Warrants	7,523,511	4.3	1.60
Sep 2021Underwriter Warrants (2)	376,176	4.3	1.75
May 2021Underwriter Warrants	247,423	4.0	2.43
October 2020 Common Warrants	2,300,000	3.4	3.30
October 2020 Underwriter Warrants	200,000	3.4	3.30
May 2020 Common Warrants	1,277,580	3.0	5.40
May 2020 Underwriter Warrants	111,108	3.0	5.40
March 2020 Exchange Warrants	423,669	3.3	10.17
Amended March 2019 Warrants	66,288	1.8	40.00
March 2019 Services Warrants	3,366	1.8	70.00
June 2018 Warrants	6,276	1.5	40.00
June 2018 Services Warrants	5,422	1.5	99.60
2017 PIPE Warrants	2,500	0.2	276.00
	22,440,225	4.5	$2.35
(1)The January 2022 Common Warrants are exercisable commencing on July 28, 2022 and terminate on July 28, 2027.
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
On July 1, 2020, the Company's board of directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000. On March 31, 2021, the Company’s shareholders approved the increase in the number of shares of common stock issuable under the Plan as well as any contingent grant awards under the Plan on or subsequent to July 1, 2020. On June 4, 2021, the Company filed a registration statement on Form S-8 with the SEC to register the issuance of up to an aggregate of 3,000,000 shares, par value $0.0001 per share, reserved for issuance under the Plan.
For all options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020 typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term and, as of May 31, 2022, all options granted to date are exercisable.
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
The Company recognized approximately $321,000 and $1,069,000 of compensation expense for the three and nine months ended May 31, 2022, respectively.
The Company compensates its board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the condensed consolidated balance sheet. The Company has incurred $56,250 and $168,750 for the three and nine months ended May 31, 2022, respectively.

The following table summarizes option activity during the nine months ended May 31, 2022:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance Outstanding, August 31, 2021	1,776,115	8.9	$6.80
Granted	140,000	9.9	1.05
Exercised	—	0.0	—
Forfeited	(366,270)	8.7	4.83
Balance Outstanding at May 31, 2022	1,549,845	8.3	$6.55

Balance Exercisable at May 31, 2022	1,549,845

Options outstanding as of May 31, 2022 had an aggregate intrinsic value of $0.
At May 31, 2022, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 2.8 years for outstanding grants was $2,477,000. Option vesting activity from August 31, 2021, through May 31, 2022 was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2021	309,257	8.6	$16.92
Vested	316,888	8.6	5.11
Exercised	—	0.0	—
Forfeited	(65,657)	8.3	8.98
Balance, May 31, 2022	560,487	8.1	$11.17

The following table summarizes information about stock options outstanding and vested at May 31, 2022:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$0.50 - 10.00	1,513,648	8.4	$4.38	526,244	8.2	$4.79
$10.01 - $40.00	2,000	7.0	18.95	1,563	7.0	18.99
$40.01 - $80.00	12,146	6.8	51.21	10,686	6.8	51.21
$80.01 - $120.00	10,052	6.0	102.98	10,021	6.0	102.98
$120.01 - $160.00	10,875	5.1	155.84	10,849	5.1	155.89
$160.01 - $391.60	1,125	5.1	391.60	1,125	5.1	391.60
	1,549,845	8.3	$6.55	560,487	8.1	$11.17

Note 9: Related Parties

Director Compensation

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received approximately $240,000 in Fiscal 2021 and on October 22, 2021, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $500,000, all of which were effective January 1, 2022. As of May 31, 2022, Ms. Murphy has deferred payment of her salary increase. Nevertheless, Ms. Murphy's base pay increase is recorded in accrued liabilities on the condensed consolidated balance sheets.

During Fiscal 2021, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Ms. Murphy received a one-time incentive payment of approximately $80,000 in addition to reimbursement of her expenses associated with her relocation.

Scott W. Absher, our CEO and Chair of our Board, received compensation in the form of salary of approximately $750,000 for Fiscal 2021. On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1,000,000, effective January 1, 2022, and also approved the payment of a $500,000 bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of May 31, 2022, Mr. Absher received payment of 50% of his bonus, or $250,000, in March 2022, and has deferred payment of his incremental base salary and the remaining 50% of his bonus. The remaining 50% bonus and the incremental base salary for Mr. Absher's base pay increase are recorded in accrued liabilities in the condensed consolidated balance sheets.

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

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and was a significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during Fiscal 2021. For the nine months ended May 31, 2022, Mr. Holmes was compensated $120,000 for his services.

On or about October 22, 2021, we severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company. See Note 7, Stockholders Equity.

Domonic J. Carney

On May 24, 2022, Domonic J. Carney resigned as Chief Financial Officer and Treasurer of the Company, according to a Sabbatical Leave Agreement, effective immediately. The Company's Board of Directors accepted Mr. Carney's resignation and ratified the agreement the same day. As part of the agreement, Mr. Carney will receive back pay in the sum of $354,670.49, which includes unpaid past regular salary, unpaid PTO compensation, and unpaid past committed bonus compensation (collectively, "Back Pay").

The Company shall, according to the regularly scheduled semi-monthly pay dates of the 5th and 20th of each month (as adjusted to the nearest date preceding or following a weekend or holiday), make payments to Mr. Carney of the Back Pay in the gross amounts as are outlined in the agreed Payment Schedule, until the entire sum is paid in full. All applicable employment-related tax and withholding shall apply.

On May 24, 2022, the Board of ShiftPixy appointed Manuel Rivera, 47, to the positions of Treasurer and Acting Chief Financial Officer of the Company. Since June 2021, Mr. Rivera has served as ShiftPixy's Vice President of Accounting. Mr. Rivera currently earns annual compensation as ShiftPixy's Vice President of Accounting of $194,606. There is currently no agreement between the Company and Mr. Rivera to adjust his current compensation.

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

David May, a member of our business development team, is the son-in-law of Scott Absher. Mr. May received compensation of approximately $125,000 in Fiscal 2021. In addition, in connection with his relocation to Miami, Florida, as part of the relocation of our principal executive offices, Mr. May received a one-time incentive payment of approximately $103,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation. On June 16, 2021, Mr. May's compensation was raised to $149,152.

Jason Absher, a member of our business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher was hired on February 22, 2021 at an annual salary of $75,000, which was subsequently raised to $120,000, effective August 1, 2021.

Phil Eastvold, the Executive Producer of ShiftPixy Labs, is the son-in-law of Scott Absher. Mr. Eastvold was hired on September 1, 2020. Mr. Eastvold received compensation for Fiscal 2021 of approximately $200,000. In addition, in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, Mr. Eastvold received a one-time incentive payment of approximately $111,000 during Fiscal 2021, in addition to reimbursement for expenses associated with his relocation. Mr. Eastvold received a raise of compensation to an annual salary of $224,152, effective June 16, 2021.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of $183,000 in Fiscal 2021. In addition, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Hannah Absher received a one-time incentive payment of approximately $18,000 during Fiscal 2021, in addition to reimbursement for expenses associated with her relocation. Connie Absher and Elizabeth Eastvold did not receive any such relocation bonus. During Fiscal 2022, both Hannah Absher and Elizabeth Eastvold received a raise increasing the aggregate compensation to $240,003.
Note 10: Commitments
Operating Leases & License Agreements
Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine office facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices with a termination date that coincides with the termination date of the prior lease and extended the terms of the original lease until 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $35,000.

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
Effective May 2, 2022, the Company entered into a non-cancelable 60-month operating lease commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily to house its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. As an incentive, the landlord provided a rent abatement of 50% of the monthly rent for the first four months, with a right of recapture in the event of default.

The components of lease expense is as follows:

	Three Months Ended May 31, 2022	Nine Months Ended on May 31, 2022
Operating Lease Cost	$326,086	$997,225

Future minimum lease and licensing payments under non-cancelable operating leases at May 31, 2022, are as follows:

Minimum lease commitments
2022	$399,000
2023	1,985,000
2024	2,018,000
2025	1,825,000
2026	1,580,000
Thereafter	1,775,000
Total minimum payments	$9,582,000
Less: present value discount	1,254,000
Lease Liability	$8,328,000

Weighted-average remaining lease term - operating leases (months)	72
Weighted-average discount rate	5.54%
The current portion of the operating lease liability is included within our accounts payable and other accrued liabilities in our condensed consolidated balance sheets.
The Company has a finance lease for a copier located in our Irvine office totaling $33,030 with a monthly minimum lease payment of $756, which began on April 1, 2020 and continues through March 2, 2025. The principal balance of the finance lease was $24,371 and $26,260 as of May 31, 2022 and August 31, 2021, respectively, and is included within our accounts payable and other accrued liabilities in our condensed consolidated balance sheets.
Non-contributory 401(k) Plan
The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan for the three or nine months ended May 31, 2022 and May 31, 2021.
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

The registration statement and prospectus covering the IPO of IHC, was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the NYSE on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, the Company purchased, through its wholly-owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102. Each private placement warrant is exercisable to purchase one whole share of common stock in IHC at $11.50 per share. The private placement warrants will be worthless to the extent that IHC does not complete an initial business combination.

The investment amounts set forth above do not include loans that the Company may extend to IHC in an amount not to exceed $500,000, in its role as sponsor. As of May 31, 2022, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $378,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. The Company previously disclosed that it anticipates that the SPAC will repay these advanced expenses from when its IBC is completed. During the nine month period ended May 31, 2022, the Company received approximately $183,000 from IHC, as repayment of advances provided by the sponsor with a remaining outstanding balance of $233,000 as of May 31, 2022. The intercompany balances have been eliminated in consolidation.

Note 11: Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.
During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that after consulting legal counsel the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of May 31, 2022, the Company has paid approximately $11.0 million to Kadima, but has never been provided access to the majority of the promised software. Kadima has refused to continue development work, denied access to developed software, and refused to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020, the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020 the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Discovery is complete, and the Court has set a trial date of September 12, 2022.

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

On April 21, 2022, we received a letter from the Staff notifying us that we are not in compliance with the Listing Rule 5550(b)(1)(the "Rule") requirement for companies listed on the Nasdaq Capital Market (the"Capital Market"). The Rule requires companies to maintain a minimum of $2,500,000 in stockholders' equity for continued listing. Since our Form 10-Q for the period ended February 28, 2022, reported stockholders’ equity of ($10,727,000), and as of April 20, 2022, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations, the Company no longer complies with the Staff Listing Rule. Under the Staff Rules, the Company has 45 calendar days to submit a plan to regain compliance. If our plan is accepted, the Staff can grant an extension of up to 180 calendar days from the date of this letter to evidence compliance.

On June 6, 2022, we submitted to the Staff, the plan for our Company to regain compliance with the minimum stockholders’ equity requirements for continued listing on the Capital Market. We are currently working with the Staff to obtain approval on our submitted plan to regain compliance.
Note 12: Subsequent Events
Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, "Subsequent Events."
On June 22, 2022, Robert S. Gans submitted his resignation as General Counsel and Secretary of the Company, effective June 30, 2022. The Board accepted Mr. Gans’ resignation on June 24, 2022. His resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On June 24, 2022, the Board appointed Mark A. Absher, 60, to the positions of General Counsel and Secretary of the Company, effective June 30, 2022. Since November of 2021, Mr. Absher has served as ShiftPixy’s Deputy General Counsel, Special Projects. Mr. Absher previously worked for ShiftPixy as the Company’s principal legal counsel from June of 2016 to February of 2019 and also served as a member of the Company’s Board from September of 2017 through February of 2019. Mr. Absher accordingly returns to a position that he previously held with the Company. Mr. Absher earned his Juris Doctor degree from The John Marshall Law School, now known as the University of Illinois Chicago School of Law. Mr. Absher holds licenses to practice law in Illinois and Tennessee and is registered in California to provide legal services as in-house counsel to ShiftPixy, Inc. Mr. Absher is the brother of ShiftPixy’s Chairman and CEO, Scott W. Absher. Mr. Absher currently earns annual compensation as ShiftPixy’s Deputy General Counsel, Special Projects of $240,000. There is currently no agreement in place between the Company and Mr. Absher to adjust his current compensation. On July 1, 2022, Mr. Absher tendered his resignation from the positions of General Counsel and Secretary of the Company, effective immediately. Mr. Absher will continue providing assistance as in house counsel regarding transactions and projects, particularly as they relate to IHC.

On July 14, 2022, Mr. Scott Absher, founder and principal shareholder of ShiftPixy, Inc. (the “Company”), and having been granted, on August 13, 2021, options (“Preferred Options”) to acquire 12,500,000 shares of the Company’s Preferred Class A Stock, par value of $0.0001 per share (“Preferred Stock”), surrendered his outstanding preferred options in exchange for the Issuance of 12,500,000 shares of Preferred Stock (the “Issuance”) and payment of Five Thousand Dollars $5,000 to the Company in consideration for the Issuance. Mr. Absher has initiated the process to convert some of the shares of the Preferred Stock to shares of the Company’s Common Stock, par value $0.0001 per share.

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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K and 10-K/A for Fiscal 2021, filed with the SEC on December 3, 2021 and on February 28, 2022, respectively, which is expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our business, operating results, liquidity and financial condition could be materially affected in an adverse manner as a result of these risks.

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
Overview

Our current business, and the primary source of our revenues to date, has been under a human capital fee-based SAAS business model. We have developed a comprehensive HRIS platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for WSEs (or shifters). As consideration for providing these services, we receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the three and nine months ended May 31, 2022, we processed approximately $22.6 million and $65.2 million of payroll billings, respectively, our primary operating metric, and incurred approximately $12.8 million and $31.0 million in operating losses for the three and nine months ended May 31, 2022, which were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model.

For most of the fiscal year ending August 31, 2021, and continuing into the third quarter of 2022 ending May 31, 2022, our primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. We believe that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients, and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during the third quarter of 2022 ending May 31, 2022, accounting for approximately 64.6% of our gross billings. Washington and New Mexico represented our other significant markets during the third quarter of 2022 ending May 31, 2022, representing approximately 18.9% of our total gross billings. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into client services agreements ("CSAs") with us or one of our wholly owned subsidiaries.

Our business focus during the fiscal year ending August 31, 2021, and continuing into the third quarter of 2022, ending May 31, 2022, was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. To that end, we identified and began to execute on various growth strategies, including our sponsorship of our IHC SPAC and our ShiftPixy Labs initiative. We expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.

Our revenues for the third quarter of 2022 ending May 31, 2022, consisted of: i) staffing solutions revenues equal to gross billings for staffing solutions clients; and ii) EAS solutions revenues which consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage for our clients. Our costs of revenues for

EAS solutions revenues consist of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage and administration related services, including premiums and loss reserves. For staffing solutions revenues, our cost of revenues also included the gross payroll paid to staffing solutions employees. A significant portion of our liabilities is for our projected workers’ compensation claims, carried as liabilities. We provided a self-funded workers’ compensation policy up to $500,000 and purchased reinsurance for claims in excess of that limit through February 28, 2021, after which we changed to a direct cost premium only workers’ compensation program.

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

We see our technology platform as a key competitive advantage and differentiator to our competitors and one that will allow us to expand our human capital business beyond our current focus of low-wage employees and healthcare workers. We believe that providing this baseline business, coupled with a technology solution to address additional concerns such as employee scheduling and turnover, will provide a unique, cost effective solution to the HR compliance, staffing, and scheduling problems that these businesses face. We are completing additional features that we expect to generate additional revenue streams, enhance and expand our product offering, increase our client customer and WSE counts, and increase our revenues and profit per existing WSE.
COVID-19 Pandemic Impact

The COVID-19 pandemic continues to provide both business setbacks and business opportunities. Our growth trajectory has been muted by the economic impacts of the COVID-19 pandemic on our core business clients, primarily restaurants and nurse staffing organizations supplying health services not related to COVID-19.

The COVID-19 pandemic has significantly impacted and delayed our expected growth, which we saw initially through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Substantially all of our billed WSEs, as of February 29, 2020, worked for clients located in Southern California, and were primarily in the quick service restaurant ("QSR") industry. Many of these clients were required to furlough or lay off employees or, in some cases, completely shutter their operations. For our clients serviced prior to the March 2020 pandemic lockdown, we experienced an approximate 30% reduction in business levels within six weeks after the first lockdown commenced. Early in the pandemic, the combination of our sales efforts and the tools that our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, as did the fact that many of our clients received Payroll Protection Plan loans ("PPP Loans") under the CARES Act, which supported their businesses and payroll payments during in-store lockdowns. Nevertheless, during the quarter ended May 31, 2020, our WSE billings per client location decreased, as many of our clients were forced to cease operations or reduce staffing. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients were located. The mercurial nature of the pandemic led to recurring lockdowns through the issuance of additional orders by state and county health authorities that yielded uneven patterns of business openings and closings throughout our clients’ markets, which also experienced significant lockdowns beginning in late November 2020 and through the year-end holiday season as a spike in COVID-19 cases was observed.

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
Significant Developments in the Nine Months Ended May 31, 2022.
Financing Activities

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

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $1.595 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of placement agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued warrants to the placement agent to purchase an aggregate of 376,176 shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which occurred April 29, 2022) of a registration statement for the resale of the underlying shares, and have an initial exercise price per share of $1.7545.

January 2022 Warrant Exercise Agreement
On May 17, 2021, we issued warrants to purchase up to an aggregate of 4,948,453 shares of our common stock, with an exercise price of $2.425 (the "Existing Warrants") The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercise Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 4,948,453 of its Existing Warrants (the "Investor Warrants") into shares of our common stock (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $1.20 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 9,896,906 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $1.55. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $461,000 of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $639,000 for the increased fair value of the modified warrants; and (ii) $12,590,000 as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5,477,000 as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,731,000 was recorded as a deemed dividend on the Condensed Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.
Growth Initiatives

During the third quarter of Fiscal 2022, we continued to execute on our two primary growth initiatives. Each growth initiative is designed to leverage our technology solution, knowledge, and expertise to provide for significant revenue growth for the human capital management services we provide to our clients.

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
On March 18, 2022, the registration statements on Form S-1 previously filed with the Securities and Exchange Commission relating to three SPACs for which our wholly owned subsidiary, ShiftPixy Investments, Inc., had previously been identified as the Sponsor: Vital, TechStackery, and Firemark, were withdrawn. After considering our options and the current market environment, we concluded that we can best achieve our SPAC sponsorship goals, including expansion of our own footprint, by doing everything possible to ensure IHC’s ultimate success without distraction. We do not believe that our decision to withdraw our sponsorship from the other SPACs will have a material negative impact on our goal of building large national staffing clients to operate on the ShiftPixy technology platform, which remains unchanged and which we continues to work toward achieving.
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

As of May 31, 2022, we have incurred direct costs to form the SPAC entities, primarily for legal and professional services related fees, which are included as operating expenses for the three and nine months ended May 31, 2022. We also, have an intercompany outstanding loan of $233,000 from IHC, which have been eliminated in consolidation.
On May 13, 2022, we announced our board's approval of a special distribution to ShiftPixy shareholders of record on May 17, 2022, of ShiftPixy's interest in IHC. The announcement indicated that the distribution would be subject to certain terms and conditions, including the consummation by IHC of its IBC, the filing of an appropriate registration statement applicable to the stock that is declared effective by the SEC, and a determination by our board that the distribution complies with applicable law.

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

The idea of ShiftPixy Labs (as described in more detail in Item 1 of our Annual Report on Form 10-K and 10-K/A for Fiscal 2021, filed with the SEC on December 3, 2021 and on February 28, 2022, respectively), originated from discussions with our restaurant clients, combined with our observations of industry trends that appear to have accelerated during the pandemic. Beginning in Calendar 2020, we recognized a significant uptick in the use of mobile applications to order take-out food either for individual pickup or third-party delivery, which grew even more dramatically as the pandemic took hold. Not surprisingly, the establishment of fulfillment kitchens for third party delivery also spread rapidly during this time period, initially among national fast food franchise chains but then among smaller QSRs.

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

For the third quarter of Fiscal 2022, included in our cost of sales was approximately $132,000 of expense for claims estimate increases relating to loss reserves activity for calendar 2021 for the legacy Sunz and Everest programs. These claims estimates are the subject of ongoing litigation with our former workers’ compensation insurance providers, Sunz and Everest, as described in Note 11, Contingencies, above. We are currently re-evaluating our workers’ compensation liability estimates under our legacy Sunz and Everest programs.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, pursuant to which we assigned client contracts representing approximately 88% of our quarterly revenue as of November 30, 2019, including 100% of our existing PEO business effective as of December 31, 2019, and we transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was embodied in the Note Receivable described above, to be paid out in equal monthly payments for the next four years after certain transaction conditions were met. As of May 31, 2022, we recorded an asset impairment to adjust the net realizable value of the long-term note receivable to zero. The Note Receivable was recorded as a long term note receivable as of August 31, 2021 and May 31, 2021. As of May 31, 2022, Vensure and the Company were engaged in litigation regarding the amount owed to the Company pursuant to the Note Receivable, as described in Note 11, Contingencies, above.
Quarterly Performance Highlights: Third Quarter Fiscal 2022 v. Third Quarter Fiscal 2021
•Served approximately 71 clients and an average of 3,000 WSEs.
•We processed approximately $22.6 million and $65.2 million of gross payroll billings from continuing operations for the three and nine months ended May 31, 2022, representing an increase of 12.80% and 13.01%, respectively, when compared to the same period in Fiscal 2021, due to the easing of COVID-19 restrictions, which had a significant impact on our QSR customer base. Our continuing operations mix remained consistent for the three and nine months ended May 31, 2022, when compared to the same period in Fiscal 2021, primarily consisting of QSR WSEs. (For further information, please refer to the “Non-GAAP Financial Measures” section below.)
•Our revenues increase 1.77% and 101.58% for the three and nine months ended May 31, 2022, respectively, compared to the same period in Fiscal 2021, primarily due to the easing of COVID-19 restrictions and our migration to a staffing revenue recognition model during the latter part of Fiscal 2021.
•Our Gross margin improved for the three and nine months ended May 31, 2022, over the same period in Fiscal 2021, by $1.1 million or 235.1% and $0.810 million or 188.8%, respectively. The increase is primarily due to our higher gross billings and decrease in the worker's compensation costs is due to the decline in claims accruals from our prior workers' compensation programs related to our continuing operations, offset by the cost of our current direct guaranteed cost program, and the increase in taxes is correlated to our growth in staffing services.
•Our operating loss for the three and nine months ended May 31, 2022 increased by $5.2 million and $11.2 million, respectively, compared to the same period in Fiscal 2021. The increase is due to the additional costs incurred associated with our growth initiatives (including increase in payroll-related costs of $0.260 million and $3.0 million, professional costs of $1.6 million and $3.3 million, and costs classified in our statement of operations as general and administrative expenses of $1.3 million and $2.1 million, respectively, offset by a decrease in software development costs of $0.770 million and $0.199 million, respectively).

•Impaired asset expense increased by $4 million due to the impairment of our Long-term note receivable from Vensure, identified during the three and nine months ended May 31, 2022.
Our financial performance for the three and nine months ended May 31, 2022, compared to the same period in Fiscal 2021, included the following significant items:

Results of Operations
The following table summarizes the unaudited condensed consolidated results of our operations for the three and nine months ended May 31, 2022, and May 31, 2021.

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenues (See Note 2)	$9,643,000	$9,475,000	$29,021,000	$14,397,000
Cost of revenue	9,039,000	9,922,000	27,782,000	13,968,000
Gross profit (loss)	604,000	(447,000)	1,239,000	429,000

Operating expenses:
Salaries, wages, and payroll taxes	3,253,000	2,993,000	10,796,000	7,778,000
Stock-based compensation – general and administrative	321,000	444,000	1,069,000	1,363,000
Commissions	17,000	49,000	73,000	136,000
Professional fees	2,680,000	1,129,000	6,094,000	2,842,000
Software development	287,000	1,057,000	2,521,000	2,720,000
Depreciation and amortization	133,000	120,000	386,000	268,000
Impaired asset expense	4,004,000	—	4,004,000	—
General and administrative	2,630,000	1,309,000	6,576,000	4,448,000
Total operating expenses	13,325,000	7,101,000	31,519,000	19,555,000

Operating Loss	(12,721,000)	(7,548,000)	(30,280,000)	(19,126,000)

Other (expense) income:
Interest expense	(1,000)	(3,000)	(2,000)	(9,000)
Other income	27,000	—	43,000	—
Expensed SPAC offering costs	—	—	(515,000)	—
Total other expense	26,000	(3,000)	(474,000)	(9,000)
Loss from continuing operations	(12,695,000)	(7,551,000)	(30,754,000)	(19,135,000)

Total (loss) income from discontinued operations, net of tax	(132,000)	23,000	(283,000)	(1,512,000)

Net loss attributable to ShiftPixy, Inc. shareholders	$(12,827,000)	$(7,528,000)	$(31,037,000)	$(20,647,000)

Deemed dividend from change in fair value from warrants modification	—	—	(7,731,000)	—
Net loss attributable to common shareholders	$(12,827,000)	$(7,528,000)	$(38,768,000)	$(20,647,000)

Net loss per share, Basic and diluted
Continuing operations	$(0.33)	$(0.22)	$(1.01)	$(0.59)
Discontinued operations	—	—	(0.01)	(0.05)
Net loss per common share – Basic and diluted	$(0.34)	$(0.22)	$(1.02)	$(0.64)

Weighted average common shares outstanding – Basic and diluted	38,372,633	35,596,111	37,834,867	32,385,287

We report our revenues as gross billings, net of related direct labor costs for our EAS/HCM clients and revenues without reduction of labor costs for staffing services clients.
The following table presents certain information related to our gross profit components (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Gross Billings for HCM	$13.9	$20.1	39.4	57.7
Gross Wages for HCM	$(12.2)	$10.6	$(35.3)	$43.3
Total Net Revenue for HCM	$1.7	9.5	$4.1	14.4
Revenue for Staffing	7.9	—	25.8	—
Total Net Revenues (in millions)	$9.6	$9.5	29.0	14.4
Increase (Decrease), Quarter over Quarter (in millions)	0.1	7.5	14.6	10.2
Percentage Increase (Decrease), Quarter over Quarter	1.1%	375.0%	101.4%	242.9%

Cost of Revenues (in millions)	$9.0	$9.9	$27.8	$14.0
Increase (Decrease), Quarter over Quarter (in millions)	(0.9)	8.00	13.80	10.1
Percentage Increase (Decrease), Quarter over Quarter	(9.1)%	421.1%	98.6%	259.0%

Gross Profit (in millions)	$0.6	$(0.4)	$1.2	$0.4
Increase (Decrease), Quarter over Quarter (in millions)	1.0	0.3	0.8	0.1
Percentage Increase (Decrease), Quarter over Quarter	(250.0)%	132.1%	200.0%	33.3%
Gross Profit Percentage of Revenues	6.3%	(4.2)%	4.1%	3%
Three and nine months ended May 31, 2022
Net revenue for our HCM services excludes the payroll cost component of gross billings. With respect to staffing services, employer payroll taxes, employee benefit programs, and workers’ compensation insurance, we believe that we are the primary obligor, and we have latitude in establishing price, selecting suppliers, and determining the service specifications. As such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as WSEs perform their services at the client worksite. In Fiscal 2021, we began to migrate our business clients to a staffing revenue recognition model during the later half of Fiscal 2021. As such, the net revenues for the three and nine months ended May 31, 2021 are primarily HCM services while the net revenues for the Fiscal 2022 reporting period are a combination of staffing and HCM revenue recognition model. See also non-GAAP Financial Measures below.
Net Revenue increased approximately 1.8% and 101.58% to $9.6 million and $29.0 million for the three and nine months ended May 31, 2022, from $9.5 million and $14.4 million for the same period of Fiscal 2021, respectively. The increase is due to: i) the impact of the transition of some of our existing clients to a staffing revenue recognition model, which commenced during the latter part of Fiscal 2021 and ii) an increase in gross billings of $2.6 million or 12.8% to $22.6 million, from $20.1 million for the three months ended May 31, 2022 and an increase of $7.5 million or 13.01% to $65.2 million from $57.7 million, for the nine months ended May 31, 2022, along with Recurring WSE counts for the three and nine months ended May 31, 2022, averaged approximately 3,000, consistent with a recovery to our pre-pandemic WSE levels.
Our gross billings from HCM and Staffing services totaled approximately $13.9 million and 8.7 million, representing 61.54% and 38.46% of our gross billings for the three months ended May 31, 2022 and $39.4 million and $25.8 million, representing 60.36% and 39.64% of our gross billings for the nine months ended May 31, 2022.

Billings per WSE increased by $267 and $3,152 to $7,348 and $21,871 for the three and nine month period ended May 31, 2022, respectively, compared to $7,081 and $18,720 for the same period in FY 2021, primarily due to business recoveries achieved by our QSR clients as the pandemic subsided and higher salaries paid to WSE as part of the inflation impact to bring employees back to work after the COVID-19 pandemic.

For the three months ended May 31, 2022, our revenue associated with administrative fees increased by $0.063 million, or 15.8%, our tax revenues increased by $0.212 million or 12.2%, consistent with our billed wages increase of 12.80%, and our revenue associated with workers’ compensation premiums decreased by $0.064 million, or 12.7%, due to the migration of our WSEs to a guaranteed cost program during Fiscal 2021 and a change in our client mix that resulted in lower billed workers’ compensation rates per wage dollar, compared to the same comparative period in Fiscal 2021. For the nine months ended

May 31, 2022, our revenue associated with administrative fees increased by $0.313 million or 28.69%, our tax revenue increased by $0.746 million or 14.81%, offset by a decrease of $0.114 million or 8.11% in our workers compensation revenue, compared to the same comparative period in Fiscal 2021.
Cost of Revenues includes our costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the three months ended May 31, 2022, decreased by $0.883 million or 8.9% to $9.0 millions from $9.9 million for the same period in Fiscal 2021. Cost of revenues for the nine months ended May 31, 2022, increased by $13.8 million, or 98.90%, to $27.8 million from $14.0 million, respectively, for the same period in Fiscal 2021.
The contributors to the decrease in cost of revenue for the three months ended May 31, 2022, are; a decrease of $0.412 million or 6.03% in gross wages related to our staffing service, workers' compensation costs, which decreased by approximately $0.651 million or 43.72%, due the decrease in our claims accruals from our prior workers' compensation programs, offset by a slight increase of $0.187 million or 11.88% in taxes, respectively.
The contributors to the increase in cost of sales for the nine months ended May 31, 2022, are; increase in gross wages of $13.68 million or 200.35%, primarily the conversion of certain existing clients to a staffing revenue recognition model during the latter part of Fiscal 2021. As discussed above, the staffing model includes the gross wages in the cost of sales as the Company is considered the employer. The decrease in workers' compensation cost by approximately $0.359 million or 14.59%, due to decrease in our claims accruals from our prior workers' compensation programs offset by higher premiums from our participation in the direct guaranteed cost program, and furthermore the increase of $0.498 million or 10.79% in taxes which is correlated to our increase in gross billings.
Gross Profit for the three months ended May 31, 2022 increased by $1.1 million or 235.1%, and an increase of approximately $0.810 million, or 188.81%, for the nine months ended May 31, 2022, compared to the same periods in Fiscal 2021.
The increase for the three months ended May 31, 2022 was primarily driven by an decrease in workers' compensation cost due to decrease in our claims accruals from our prior workers' compensation programs offset by higher premiums from our participation in the direct guaranteed cost program, offset by an increase in our administrative fees and taxes billed, which is consistent with our $2.6 million or 12.80% increase in gross billings compared to the same period in Fiscal 2021.
The increase in gross profit for the nine months ended May 31, 2022 was mainly driven by a $0.313 million increase in our administrative fees and $0.248 million increase in taxes billed, consistent with our $7.5 million or 13.01% increase in gross billings, and a decrease in the loss in workers' compensation cost of $0.245 million, compared to the same period in Fiscal 2021.
Operating expenses for the three and nine months ended May 31, 2022, increased by $6.22 million or 87.65% to $13.33 million from $7.10 million, and by $11.96 million or 61.18% to $31.52 million from $19.56 million, respectively, compared to the same period in Fiscal 2021. The increase in operating expenses for the three and nine months ended May 31, 2022 is primarily due to increased costs associated with our growth initiatives.
The increase for the three months ended May 31, 2022, is due to an increase of $0.260 million of payroll-related cost, $1.6 million of professional fees, $1.3 million in general and administrative expenses, offset by a decrease of $0.770 million in software development costs.
The increase for the nine months ended May 31, 2022, is due to $3.0 million of payroll related cost increases, $3.3 million of professional fees and $2.1 million general and administrative cost, offset by a $0.199 million decreased in development costs.
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
The following table presents certain information related to our operating expenses (unaudited):

	For the Three months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating expenses:
Salaries, wages, and payroll taxes	$3,253,000	$2,993,000	$10,796,000	$7,778,000
Stock-based compensation – general and admin	321,000	444,000	1,069,000	1,363,000
Commissions	17,000	49,000	73,000	136,000
Professional fees	2,680,000	1,129,000	6,094,000	2,842,000
Software development	287,000	1,057,000	2,521,000	2,720,000
Depreciation and amortization	133,000	120,000	386,000	268,000
Impaired asset expense	4,004,000	—	4,004,000	—
General and administrative	2,630,000	1,309,000	6,576,000	4,448,000
Total operating expenses	$13,325,000	$7,101,000	$31,519,000	$19,555,000
Operating expenses increased for the three and nine months ended May 31, 2022 by $6.2 million, or 87.65% and by $12.0 million or 61.18%, compared with the same period of Fiscal 2021. The components of operating expenses changed as follows:
Salaries, wages and payroll taxes increased for the three and nine months ended May 31, 2022, by approximately $0.260 million, or 8.69%, and by $3.0 million or 38.80%, respectively, in comparison to the same period in Fiscal 2021. The increase is primarily attributable to hiring additional employees in the executive, operations, and software development ranks of our business to support our various growth initiatives, including our SPAC sponsorships and ShiftPixy Labs. Our corporate employee count increased from 73 employees as of May 31, 2021, to 82 employees as of May 31, 2022.
Share-Based compensation decreased by $0.123 million, or 27.70% and by $0.294 million or 21.57%, for the three and nine months ended May 31, 2022, compared to the same period in Fiscal 2021.
Commissions consist of commissions payments made to third party brokers and inside sales personnel, and remained consistent year over year, with a slight decrease based on the reduction of our sales force.

Professional fees consists of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three and nine months ended May 31, 2022, increased by $1.6 million or 137.38% and by $3.3 million or 114.43%, respectively. The increase is primarily attributable to IHC's IBC-related activities and increase in legal fees related to our current active litigation.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $0.770 or 72.85%, and $0.199 or 7.32%, for the three and nine months ended May 31, 2022, respectively, compared to the same period in Fiscal 2021. The decrease is based on our strategic decision to hold our IT development and focus the Company's effort in developing our growth initiatives. We will continue with our mobile application improvements at a much lower scale until our growth initiatives are executed.
Depreciation and amortization for the three and nine months ended May 31, 2022, increased by $0.013 million, or 10.83% and $0.118 million or 44.03%, respectively, as compared to the same period in Fiscal 2021, due to depreciation of the additional assets purchased during the period to support our growth initiatives.
Impaired asset expense increased by $4 million due to the impairment of our Long-term note receivable from Vensure, identified during the three and nine months ended May 31, 2022.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses for the three and nine months ended May 31, 2022, increased by $1.3 million or 100.92%, and by $2.1 million or 47.84%, respectively, compared with the same period of Fiscal 2021. The increase is primarily due to general and administrative expenses incurred in connection with IHC, our sponsored SPAC and the accrual of interest and penalties on taxes due, during the period.
Net loss for the three and nine months ended May 31, 2022, increased by $1.3 million, or 17.2%, from $7.53 million to $8.8 million, and $10.4 million or 50.32% from $20.6 million to $31.0 million, compared to the same period in Fiscal 2021. The increase is mainly driven by the additional costs incurred in support to our growth initiatives discussed above and the impairment of our Long-term note receivable.
Other income (expense) for the three and nine months ended May 31, 2022, increased by $0.028 million and decreased by $0.465 million, respectively, compared to the same period in Fiscal 2021.
For the three months ended May 31, 2022, other income increase is related to dividends and interest income received from the Trust Account holding the SPAC funds. For the nine months ended May 31, 2022, other expenses increase is due to the expensing of deferred offering costs paid in cash associated with the three SPACs, for which our wholly-owned subsidiary has withdrawn its sponsorship to proceed with their initial public offerings.
Loss from continuing operations for the three and nine months ended May 31, 2022, increased by $1.3 million or 17.20% and $10.4 million or 50.32%, respectively, primarily driven by the expenses associated with our growth initiatives, as described above.
Gain/loss from discontinued operations. For the three and nine months ended May 31, 2022, we recorded a loss primarily based upon our reassessment of our workers' compensation claims reserve associated with the clients that we transferred to Vensure in connection with the Vensure Asset Sale. For the three and nine months ended May 31, 2022, the loss from discontinued operations increased $0.155 million, or 100.00%, and decreased by $1.2 million, or (81.28)%, respectively, compared with the same period in Fiscal 2021. The negligible increase for the three months ended May 31, 2022, is due to the reassessment of claims liability for the period. The decrease was driven primarily by the phase out of the claims liability reserved, which trended downward during the nine month period.
Liquidity and Capital Resources
As of May 31, 2022, the Company had cash of $0.1 million and a working capital deficit of $23.1 million. During this same period, the Company used approximately $13.4 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $179.8 million as of May 31, 2022.
Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In May 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.4 million ($1.2 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to exercise of the the underwriter’s over-allotment. In October 2020, we closed an additional $12 million equity offering ($10.7 million net of costs). In May 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants. More recently, in September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants, and in January 2022, we entered into a warrant exercise agreement that raised approximately $5.9 million ($5.4 million net of costs).
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. For a discussion of our liquidity and capital resources, see Note 6, Going Concern, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.
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
Our revenue recognition policy differs for our EAS/HCM and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS/HCM clients, and revenues without reduction for labor costs for staffing clients. For the three months ended May 31, 2022, our gross billings from HCM and staffing services totaled approximately $13.9 million and $8.7 million (total of $22.6 million), representing 61.5% and 38.5% of our gross revenue, respectively. For the nine months ended May 31, 2022, our gross billings from HCM and staffing services totaled approximately $39.4 million and $25.8 million (total of $65.2 million), representing 60.4% and 39.6% of our gross revenue, respectively. For the three and nine months ended May 31, 2022, our gross billings were approximately $22.6 million and $65.2 million from our HCM services, respectively, and our gross billings generated from staffing were immaterial. (We had no revenues generated from technology services during the three and nine months ended May 31, 2022 or May 31, 2021.
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
Reconciliation of GAAP to Non-GAAP Measure
Gross Billings to Net Revenues
The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
($ in millions)	2022	2021	2022	2021
Gross Billings	$22.6	$20.1	$65.2	$57.7
Less: Adjustment to Gross Billings	$13.0	$10.6	$36.2	$43.3
Revenues	$9.6	$9.5	$29.0	$14.4

The following table provides the key revenue and our primary gross profit driver used by management.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2022	2021	2022	2021
Administrative Fees (in millions)	$0.5	$0.4	$1.4	$1.1
Increase (Decrease), Quarter over Quarter (in millions)	$0.1	$0.1	$0.3	$0.1
Percentage Increase (Decrease), Quarter over Quarter	15.8%	34.9%	28.7%	15.9%
Administrative Fee % of Gross Billings	2.0%	2.0%	2.2%	1.9%

Average WSEs by Quarter (unaudited)	3,000	3,000	3,000	3,000
Average Gross Billings per Average WSE	$7,543	$6,687	$21,733	$19,231

Our billed WSEs as of the end of:

	May 31, 2022	August 31, 2021	May 31, 2021
Active WSEs (unaudited)	3,000	2,800	3,000
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
The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures at May 31, 2022, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2021, and which the Company determined continued to exist as of May 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a party to various legal actions, in addition to the contingencies noted in item 11, above, arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K and 10-K/A for Fiscal 2021, filed with the SEC on December 3, 2021 and on February 28, 2022, respectively, except as noted in Note 11 Contingencies to the accompanying financial statements.

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

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements including minimum per share prices. On April 4, 2022, we were notified by Nasdaq that we are not in compliance with certain of these listing requirements, and that failure to correct these deficiencies could result in delisting. On June 6, 2022, we submitted to Nasdaq our plan to regain compliance by October 21, 2022, through a series of capital fundraising transactions. We believe that we will be able to address Nasdaq’s concerns within the timeframe required for continued listing, and that we will then return to being in full compliance with all of its listing requirements. Nevertheless, if we are not able to meet Nasdaq’s listing standards in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

Failure to pay certain amounts outstanding could result in judicial actions that could adversely affect our financial condition.

We have amounts outstanding with attorneys that are representing us in our capacity in various cases as plaintiff, defendant, counterparties and third parties. If we are unable to pay amounts owing to our attorneys in any particular case(s), the attorneys representing us in such case(s) may elect, under applicable local rules, to withdraw their representation of our Company. In such an event, our Company would become unrepresented in the applicable case(s), and the opposing parties may then be able to proceed towards a conclusion of the case(s) through judicial determinations that may adversely impact the financial condition of our Company.
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

SIGNATURES
Pursuant to the the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

DATE: July 15, 2022	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

DATE: July 15, 2022	By:	/s/ Manuel A. Rivera
Manuel A. Rivera
Principal Financial Officer