Form 10-K
period 2022-08-31
ShiftPixy, Inc.
filed 2022-12-13
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
SEC File No. 024-10557
SHIFTPIXY, INC.
___________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐   No ☒
As of February 28, 2022, the aggregate market value (based on the Nasdaq quoted closing price of $85.10) of the common stock held by non-affiliates of the registrant was approximately $39.87 million.
The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 9,671,196 shares as of December 12, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K ("Form 10-K"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (referred to throughout this Form 10-K as “we,” “us,” “our,” the “Company” or “ShiftPixy”), expects or anticipates will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue and operating expenses;
•our ability to achieve and grow profitability;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•our predictions about industry and market trends;
•our ability to expand successfully internationally;
•our ability to manage effectively our growth and future expenses, including our growth and expenses associated with our sponsorship of various special purpose acquisition companies;
•our estimated total addressable market;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to comply with modified or new laws and regulations applying to our business;
•the attraction and retention of qualified employees and key personnel;
•the effect that the novel coronavirus disease (“COVID-19”) or other public health issues could have on our business and financial condition and the economy in general; and
•our ability to be successful in defending litigation brought against us.
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
Business Overview

We are a human capital management ("HCM") platform. We provide payroll and related employment tax processing, human resources and employment compliance, employment related insurance, and employment administrative services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll. The level of our administrative fees is dependent on the services provided to our clients which ranges from basic payroll processing to a full suite of human resources information systems ("HRIS") technology. Our primary operating business metric is gross billings, consisting of our clients’ fully burdened payroll costs, which includes, in addition to payroll, workers’ compensation insurance premiums, employer taxes, and benefits costs.

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

Although we have recently expanded into other industries, as noted below, for our fiscal year ended August 31, 2022 (“Fiscal 2022"), our primary focus was on clients in the restaurant and hospitality industries, market segments traditionally characterized by high employee turnover and low pay rates. We believe that these industries will be better served by our HRIS technology platform and related mobile smartphone application that provides payroll and human resources tracking for our clients. The use of our HRIS platform should provide our clients with real-time human capital business intelligence and we believe will result in lower operating costs, improved customer experience, and revenue growth. All of our clients enter into service agreements with us or one of our wholly-owned subsidiaries to provide these services.

We believe that our value proposition is to provide a combination of overall net cost savings to our clients, for which they are willing to pay increased administrative fees that offset the costs of the services we provide, as follows:

•Payroll tax compliance and management services

•Governmental HR compliance such as for Patient Protection and Affordable Care Act (“ACA”) compliance requirements;

•Reduced client workers’ compensation premiums or enhanced coverage;

•Access to an employee pool of potential qualified applicants to reduce turnover costs;

•Ability to fulfill temporary worker requirements in a “tight” labor market with our intermediation (“job matching”) services; and

•Reduced screening and onboarding costs due to access to an improved pool of qualified applicants who can be onboarded through a highly efficient, and virtually paperless technology platform.

Our management believes that providing this baseline business, coupled with our technology solution, provides a unique, value-added solution to the HR compliance, staffing, and scheduling problems that businesses face. Over the past twenty-four months, in the face of the COVID-19 and post COVID-19 pandemic, we have instituted various growth initiatives described below that are designed to accelerate our revenue growth. These initiatives include the matching of temporary job opportunities between workers and employers under a fully compliant staffing solution through our HRIS platform. For this solution to be effective, we need to obtain a significant number of WSEs in concentrated geographic areas to fulfill our clients unique staffing needs and facilitate the client-WSE relationship.

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

Over the past four years, we have invested heavily in a robust, cloud-based HRIS platform to:

•reduce client WSE management costs;

•automate new WSE and client onboarding;

•accumulate a large pool of qualified WSEs across multiple geographical markets;

•facilitate the intermediation (job matching) of WSEs with job opportunities; and

•supply additional value-added services for our clients that generate additional revenue streams for us.

We began to develop our HRIS platform in 2017, including our front-end desktop and mobile smartphone application to facilitate easier WSE and client onboarding processes, deliver additional client functionality, and provide enhanced opportunities for WSEs to find shift work. Beginning in March 2019, we transitioned the development of our mobile smartphone application from a third-party vendor to an in-house development team and launched an early version of the application several months later. As of August 31, 2019, we had completed the initial launch of our mobile application and we started to provide some of the HRIS and application services to select legacy customers on a pilot project basis. During our fiscal year ended August 31, 2021 ("Fiscal 2021"), our in-house engineers continued to implement additional HRIS functionality in employee fulfillment, delivery and scheduling services, and “gig” intermediation services through our mobile smartphone application. During Fiscal year ended August 31, 2022 ("Fiscal 2022"), our technology development efforts focused on supporting our growth initiatives with features such as bulk on-boarding, job matching intermediation, and qualified candidate pool vertical market integrations. We see these technology-based services as having potential to generate multiple streams of revenue from a variety of different markets.

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

We see our technology platform and our ability to process gig workers as fully compliant W-2 employees as a key competitive advantage and differentiator to our market competitors that will facilitate expansion of our HCM services beyond our current concentration in low-wage restaurant employees and healthcare workers. We are completing added features that we expect to generate new revenue streams over the near future by expanding our product offerings, increasing our client customer and WSE counts, and maximizing the revenues and profits generated per existing WSE. We further believe that our accumulation of a significant number of WSEs on our platform, whether currently billed or not, will facilitate additional growth initiatives with the potential to generate significant value for our shareholders, as described below.

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

During late Fiscal 2022, we reevaluated our prior growth initiatives and decided to change our focus considering the new market conditions. As part of our plan, we identified several growth initiatives designed to fully leverage our HRIS platform during our the second half of Fiscal 2022 and Fiscal 2023. These growth initiatives are focused on: (i) The expanded go-to-market strategy focused on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion; and (ii) launching ShiftPixy Labs in Fiscal 2023 to create affiliated high growth restaurant opportunities through a fully immersive customer experience.

Figure 2

We have built a substantial business on a recurring revenue model since our inception in 2015. Prior to Fiscal 2021, all of our billings consisted of gross employee payroll along with employer payroll taxes, workers’ compensation, and administrative fees, which we collectively refer to as payroll billings. Under our HCM business, our revenue excludes gross employee payroll as required by our accounting policy under US GAAP, thus our revenue presentation is net. In late Fiscal 2021, we began to bill under a staffing service model (“Staffing”). Staffing billings consist of qualified WSEs provided though a wide range of staffing solutions billed to clients as a markup from gross employee payroll where revenues are recognized gross (thereby inclusive of gross employee payroll) as a principal in accordance with our accounting policies under US GAAP.
Our Services

Figure 3

Small Business Owner
Benefit Admin
Workers Comp
Human Resources
Payroll Processing
ACA
On-Boarding
MEC
Look Back Periods
1094 & 1095
Cost Containment
Safety
Audit
Employee Paperwork
Recruiting
Compliance
Employee Events
Reporting
Tax

Our core business is to provide regular payroll processing services to clients under an employment administrative services (“EAS”) model in addition to individual services, such as payroll tax compliance, workers’ compensation insurance coverage related services, and employee HR compliance management. In addition, in November 2019, we launched our employee onboarding and employee scheduling functionalities to our customers through our mobile smartphone application. In Fiscal 2021, we began to operate under a direct staffing business model.

Our core EAS are typically provided to our clients for one-year renewable terms. We expect that our future service offerings, including technology-based services provided through our HRIS platform, will provide for additional revenue streams and support cost reductions for existing and future clients. We expect that our future services will be offered through “a la carte” pricing via customizable online contracts under our HCM services model as well as through our direct staffing business model. Our staffing services are typically provided to our clients under recurring revenue contracts with one of our subsidiaries.

We intend to use our growth initiatives to leverage our expansion by entering into client services agreements ("CSAs") with national account at regional levels and the various restaurant brands that we are working to launch through ShiftPixy Labs. As such, these growth initiatives are expected to increase our core staffing services billings, revenues, gross profit, and operating leverage organically. We may also support our growth by performing new business acquisitions. Further, the new Gig Economy has given rise to controversy regarding the classification of many workers as “independent contractors”, rather than traditional employees, while the rising trend of predictive scheduling creates logistical issues for our clients’ management of their workers’ schedules. We provide solutions to businesses struggling with these compliance issues primarily by absorbing our clients’ workers, whom we refer to as WSEs (as well as “shift workers,” “shifters,” “gig workers,” or “assigned employees”). WSEs are included under our corporate employee umbrella as traditional employees who receive W-2s and are entitled to participate in a full array of benefits that we provide as part of our services for our clients. This arrangement benefits WSEs by providing additional work opportunities through access to our clients. WSEs further benefit from employee status and access to benefits through our plan offerings, including minimum essential health insurance coverage and 401(k) plans, as well as workers’ compensation coverage.
Technological Solution

At the heart of our EAS solution is a secure, cloud-based HRIS platform accessible by a desktop or mobile device through which our WSEs can onboard in an speedy, efficient and paperless manner, and then find available shift work at our client locations. We believe that this solution addresses effectively the dual issues of assisting WSEs seeking additional work and clients looking to fill open shifts. We believe that the easy-to-use onboarding functionality embedded in our HRIS platform will increase our pool of WSEs and provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the “ShiftPixy Ecosystem”. The mobile application features a chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designed to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.	Figure 4

Our HRIS platform consists of a closed proprietary operating and processing information system that provides a tool for businesses needing staffing flexibility to schedule existing employees and to post open schedule slots to be filled by an available pool of shift workers (the “ShiftPixy Ecosystem”). The ShiftPixy Ecosystem provides the following benefits for our clients:

1.Compliance: While our clients retain responsibility for compliance with labor and employment laws to the extent that such compliance depends upon their exclusive control over the worksite, we assume responsibility for a substantial portion of our clients’ wage and hour regulatory obligations through our role as legal employer of the WSEs. The ShiftPixy Ecosystem allows us to assist our clients in fulfilling their compliance obligations by providing a qualified pool of potential applicants as shift workers who are our legal employees. This serves to lessen the regulatory and compliance burden on our clients’ management, allowing them to focus more on the management of their business and less on legal issues.

2.Improved staffing fulfillment, recruiting, and retention: We believe that utilization of our HRIS platform reduces the impact of high WSE turnover, which is a consistent problem across the markets we serve. A significant issue at the end of Fiscal 2021 and part of Fiscal 2022 was the limited availability of WSEs in a “tight” labor market. Our platform provides an attractive avenue for pre-screened WSE applicants to find permanent positions that meet their needs through access to the ShiftPixy Ecosystem, which we believe results in a deeper potential labor pool for our clients to address their human capital needs. We also can function as a “flex” employer for WSEs who may be working full or part-time for other employers but want to have an additional source of income.
3.Cost Savings: The payroll and related costs associated with WSEs such as workers’ compensation and benefits are consolidated and charged, in effect, in conjunction with the shifters’ applicable rates of pay, allowing our clients to fund the employment related costs as the services are incurred, thereby avoiding various lump sum employment-related costs. We believe that our clients typically experience reductions in overhead costs related to HR compliance, payroll processing, WSE turnover and related costs, and elimination of non-compliance fines and related penalties, although the amount of cost savings realized varies from client to client. We exploit economies of scale in purchasing employer related solutions such as workers’ compensation and other benefits, which allows us to provide human capital services at a lower cost than we believe most businesses otherwise can typically staff a particular position.

4.Improved human capital management: Through access to our HRIS platform and our pool of human capital, our clients can scale up or down more rapidly, making it easier for them to contain and manage operational costs. We charge a fixed percentage on wages that allows our clients to budget and plan more accurately and efficiently without worrying about missteps arising from a wide range of legal and compliance issues for which we assume responsibility.

During Fiscal 2019, we added a scheduling component to our application that enables our clients to schedule workers and to identify shift gaps that need to be filled. We use artificial intelligence (“AI”) to maintain schedules and fulfillment, using an active methodology to engage and move people to action. Included in this scheduling component is our “shift intermediation” functionality, which is designed to enable our WSEs to receive information and accept available shift work opportunities at multiple worksite locations. Our embedded AI is designed to monitor and accelerate the matching of WSEs with gig work opportunities. Our system monitors the capabilities of each WSE based on their work experience, needs, and training and provides messaging to clients and WSEs. The system matches worker requirements such as hours, position, and pay rate with client requirements such as experience, pay offered, hours offered and both employee and employer ratings. Similar to the way gig drivers are matched with gig riders through a smartphone app, our gig client opportunities are matched with WSEs for improved open job fulfillment. We believe this job fulfillment automation, using our HRIS platform, provides real-time human capital information to our clients and is a significant product differentiation feature. We continued our customer testing efforts and rollout during Fiscal 2020 and added significant functionality to our HRIS platform through Fiscal 2021 and Fiscal 2022, including: (i) scheduling and time and attendance components; (ii) a “white label” customer ordering application geared to Quick Service Restaurants (“QSRs”); and (iii) customer loyalty tracking and remarketing capabilities.

Our goal is to have a mature and robust hosted cloud-based HRIS platform coupled with a seamless and technically sophisticated mobile smartphone application that will act as both a revenue generation system as well as a “viral” client acquisition engine through the combination of the scheduling, delivery, and intermediation features and interactions. We believe that once a critical mass of clients and WSEs is achieved, more shift opportunities will be created in the industries we serve. Our approach to achieving this critical mass is currently focused to build a national staffing footprint.

We expect these initiatives to be key drivers in supplying a significant number of WSEs across a national footprint and achieving the critical mass necessary for our technology to flourish. The development and integration of these vertical markets as well as the configurations needed for bulk onboarding of WSEs was the primary focus of our technical team during Fiscal 2021 and Fiscal 2022.

COVID-19 Pandemic Impact

The COVID-19 pandemic has provided both business setbacks and business opportunities. Our growth trajectory was muted by the economic impacts of the COVID-19 pandemic on our core business clients, primarily restaurants and nurse staffing organizations supplying health services not related to COVID-19.

The COVID-19 pandemic has significantly impacted and delayed our expected growth, which we saw initially through a decrease in our billed customers and WSEs beginning in mid-March 2020, when the State of California first implemented “lockdown” measures. Substantially all of our billed WSEs as of February 29, 2020, worked for clients located in Southern California, and were primarily in the QSR industry. Many of these clients were required to furlough or lay off employees or, in some cases, completely shutter their operations. For our clients serviced prior to the March 2020 pandemic lockdown, we experienced an approximate 30% reduction in business levels within six weeks after the first lockdown commenced. Early in the pandemic, the combination of our sales efforts and the tools that our services provide to businesses impacted by the COVID-19 pandemic resulted in additional business opportunities for new client location additions, as did the fact that many of our clients received Payroll Protection Plan loans ("PPP Loans") under the CARES Act, which supported their businesses and payroll payments during in-store lockdowns. Nevertheless, during the quarter ended May 31, 2020, our WSE billings per client location decreased as many of our clients were forced to cease operations or reduce staffing. On July 13, 2020, the Governor of the State of California re-implemented certain COVID-19 related lockdown restrictions in most of the counties in the state, including those located in Southern California where most of our clients were located. The mercurial nature of the pandemic led to recurring lockdowns through the issuance of additional orders by state and county health authorities that yielded uneven patterns of business openings and closings throughout our clients’ markets, which also experienced significant lockdowns beginning in late November 2020 and through the year-end holiday season as a spike in COVID-19 cases was observed.

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

We have observed, however, some degree of business recovery in late Fiscal 2021 and in Fiscal 2022 as the success in vaccination efforts have fueled our clients' business recoveries.

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

Opportunity

Shortly after the beginning of the pandemic, once it became clear that the business interruption would be prolonged and more extensive than originally contemplated, our management team began to make adaptations to our business strategy to capitalize on the pandemic related disruptions and what we believed to be the opportunities that would arise during a recovery. We realized that the COVID-19 pandemic created an employment shock that required a revised strategy and opened up opportunities to capitalize on a disrupted market. Our growth initiatives were created out of the changes underway in the early part of the pandemic and included new go-to-market strategies, and new service lines.

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

According to an article from Forbes dated July 21, 2022 (“3 Reasons Businesses Are Tapping Into The Gig Economy”), The gig economy is booming and business leaders are taking note. From the C-suite on down, Mercer’s 2022 Global Talent Trends report shows that gig is becoming a favored strategy, with six in 10 executives embracing this work model. The increase in preference for gig workers is not surprising considering the exponential growth the gig economy has seen in recent months. Ballooning by 30% during the pandemic, the gig workforce is now on track to surpass the full-time workforce in size by 2027. This phenomenon has prompted changes in business strategies that will assist organizations as they battle labor shortages, inflation, and prepare for the future of work.

According to an article from Zippia dated September 22, 2022 ("23 essential gig economy statistics 2022")

•At least 59 million American adults participated in the gig economy over 2020, roughly to 36% of the U.S. workforce.

•16% of U.S adults have earned money through an online gig platform at some point in their lives, and 9% earned income from online gig work in 2021.

•Wages and participation for gig workers grew by 33% in 2020.

•Gig workers contributed around $1.21 trillion to the U.S. economy in 2020, which is roughly 5.7% of the total U.S. GDP.

•By 2023, experts predict that 52% of the American workforce will have spent some time participating in the gig economy.

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

The lessons learned from the Legacy Gig providers and the demographic shifts underpinning their success gave rise to the founding of ShiftPixy. In 2015, our founders Pixy evaluated the Legacy Gig businesses and believed that there was a need in the marketplace for a lower wage “gig” service provider to treat its workers as employees, with all of the traditional benefits and protections that employees have historically enjoyed, while also providing the flexibility that is the hallmark of the gig economy. The ShiftPixy Ecosystem and our HRIS platform were designed and continue to be enhanced with this goal in mind. The launch of ShiftPixy in 2015 coincided with the widespread adoption of smartphones throughout the population, making the marriage of WSEs and business on a distributed network on a grand scale possible.

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

Figure 6

10:18
Pixy
Today 10:18 AM
Which state issued your license? Please use an abbreviation such as CA.
CA
Today 10:18 AM
And what is your Driver's License number?
DL1098
Today 10:18 AM
Let's upload a photo of your Driver's License. When you done, come back and proceed.
Upload
Proceed
Type your message here

Our purpose is to bring efficiency to the part-time labor markets by delivering workplace level liberation and ease through an ecosystem designed to leverage mobile technology to better engage workers to work opportunities.

Our purpose is to bring efficiency to the part-time labor markets by delivering workplace level liberation and
More recently, there have been significant workplace shocks due to the COVID-19 pandemic. Increasingly and as is well documented in news media, those companies employing lower wage employees are experiencing significantly increased employee turnover and higher recruiting costs. We believe that the broader employment marketplace is undergoing a fundamental shift towards a new “Future Gig” workplace and further believe that ShiftPixy is well positioned to capitalize on the combination of a near term economic recovery and the longer-term demographic shift of younger and lower paid workers to a temporary and flexible work environment, as was seen with the early gig service provider business models. The financial markets have already recognized this opportunity in the growth and high value of companies focusing on the higher end salary or contract employment for professionals or creative personnel (as contractors and employees) and lower pay scale workers (as contractors) as well as significant investment in third party delivery. We believe that our commitment to a full employment staffing model, through which our WSEs are provided with a range of traditional employment benefits, uniquely positions us to attract Future Gig workers to our HRIS platform and the ShiftPixy Ecosystem.

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

We also have observed the substantial investment that has been made in “ghost” kitchens, which is causing significant changes to the restaurant industry. Ghost kitchens, or cooking facilities that produce food only for delivery with no dine-in or customer facing areas, could create a $1 trillion global opportunity by 2030, according to a Euromonitor virtual webinar presented by Euromonitor’s Global Food and Beverage Lead Michael Schaefer. The firm predicts cheaper, faster and more reliable delivery could help this segment capture 50% of drive-thru service ($75 billion), 50% of takeaway foodservice ($250 billion), 35% of ready meals ($40 billion), 30% of packaged cooking ingredients ($100 billion), 25% of dine-in foodservice ($450 billion), and 15% of packaged snacks ($125 billion). We believe that our existing relationships with QSRs provide us with unique insight into the vulnerabilities and opportunities created by this third-party consumer disruption, and the primary work of ShiftPixy Labs is devoted to maximizing the monetization of this disruption through the creation and optimization of new vertical markets and opportunities, with the goal of creating additional shareholder value.

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

Markets and Marketing

Overview

Our products and services are designed primarily to help from the small to large sized businesses thrive in the gig economy by providing a cost-effective, legally compliant means to fulfill their staffing needs. As noted above, the worldwide trend toward a gig economy has been fueled largely by the widespread adoption of smartphones, which provide the technological means for remote office workers to move away from the traditional centralized workplace.

Indeed, according to a March 2021 Statista article, over 95 % of 18-to 30-year-old workers use a smartphone. This, in turn, has led to a significant disruption of the traditional employer-employee relationship, with supply management firm Ardent Partners reporting as far back as 2016 that nearly 42% of the world’s total workforce was considered “non-employee”, which includes temporary staff, gig workers, freelancers, and independent contractors.

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

One of the most recent significant developments in the food and hospitality industry has been the rapid rise of third-party restaurant delivery Legacy Gig providers such as Uber EatsTM, GrubHubTM, and DoorDashTM. These providers have facilitated an increase in QSR sales in many local markets by providing food delivery to a wide-scale audience using independent contractor delivery drivers. Nevertheless, we have observed two significant issues negatively impacting our clients as a result of their increased reliance upon third party delivery providers that have been widely reported. The first issue is the large revenue share typically being paid to third-party delivery providers as delivery fees. These additional costs erode QSR profits that would otherwise be generated by additional sales made through the delivery channel. The second issue is that our QSR clients have encountered logistical problems with food deliveries, including late deliveries, cold food, missing accessories, and unfriendly delivery people. This has caused significant “brand erosion”, causing these clients to reconsider third-party delivery.

While some larger chain restaurants have mitigated these additional costs and risks by moving to either a centralized food fulfillment center (commissary) or a “ghost” kitchen solution for their third-party delivery system, our clients typically lack the resources to follow this example. Our ShiftPixy Labs growth initiative, (described in more detail, below), focuses on addressing this issue for these smaller QSR operators through the use of our technology. Our HRIS platform allows our QSR clients to manage food deliveries in a cost-effective manner by using their own WSEs, (for whom we serve as the legal employer), through a customized “white label” mobile application. Our delivery feature links this “white label” delivery ordering system to our delivery solution, thereby freeing our clients to showcase their brands throughout the mobile ordering process while retaining back-office delivery functionality on a par with that offered by the Legacy Gig providers, including scheduling, ordering, and delivery status pushed to a customer’s smart phone. The first development phase of this aspect of our platform focused on driver onboarding functionality, which we completed during our fiscal year ended August 31, 2019 ("Fiscal 2019"). Additional features currently under development or already implemented allow us to “micro meter” the essential commercial insurance coverages required by our operator clients on a delivery-by-delivery basis (workers’ compensation and auto coverages), thereby overcoming a significant obstacle encountered by QSRs seeking to provide their own delivery services without relying on a Legacy Gig provider.

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

The impact of the COVID-19 pandemic on our marketing efforts, along with its broader impact on the gig economy, appears to be mixed. According to a recent report issued by AppJobs through its Future Work Institute, the pandemic has fueled an increase in global demand for remote services such as delivery, online surveys and market research, while the demand for positions requiring entry into the home, such as house-sitting, babysitting and cleaning, has declined by 36%. Our experience with the bulk of our clients during the height of the pandemic largely confirms this research. Specifically, we observed a significant decline in our food and hospitality billed WSEs located in our Southern California markets during mid-March 2020, which coincided with the shutdown of many of our QSR clients’ dining locations. We began to experience some recovery in early May 2020, as various lockdown measures were relaxed and many restaurant operators created “work-around” solutions to new health and safety regulations, including improved takeout and delivery, as well as limited in-person dining. The reimplementation of lockdowns from November 2020 through February 2021 negatively impacted our WSE billings, although this was tempered somewhat by the receipt of COVID-19 related government payments such as the PPP Loan program. As of August 31, 2022, we have seen a recovery and it is clear to us that the commercial landscape in the restaurant industry has moved towards a mix between restaurant delivered meals compared to in-person dining. Our ShiftPixy Labs initiative is largely designed to address this shift in demand.

We do not believe that the post-pandemic employment environment will decrease the migration of workers towards a gig economy, and we expect that the demand for services that match those workers with gig opportunities will continue to increase.

Figure 8

Market expansion
We view our ability to capture and utilize information pertaining to our target demographic to be integral to our future expansion and revenue growth. Although our clients were principally concentrated in Southern California as of the end of Fiscal 2022, we believe that our expanded go-to-market strategy focused on building a national account portfolio managed by a newly-formed regional team of senior sales executives and ShiftPixy Labs initiatives have the potential, if successful, to result in the addition of a significant number of WSEs to the ShiftPixy ecosystem, covering a truly national footprint. Our current technology efforts are devoted to ensuring that our HRIS platform has the capacity to take full advantage of this projected future growth, which we believe is likely to result from the following factors:

1.Large Potential Markets.

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

Light Industrial Staffing: We project a target market approximating annual revenues $35 billion in North America derived from light industrial staffing, approximately 50% of which is currently consolidated in ten larger companies with the remainder divided amongst a multitude of smaller, regional entities. We believe that if our expanded go-to-market strategy focused on building a national account portfolio managed by a newly-formed regional team of senior sales executives, if successful in completing its business plan, it will make us a significant player in the light industrial staffing space with a nationwide footprint. We further believe that, if we are successful in entering into one or more CSAs with national account at regional levels, the resulting relationship will provide a nationwide outlet for our HRIS platform that will extend our geographic footprint dramatically, which in turn should result in significant increases to our revenues and earnings.

Other Industries: Our present intention is to expand both our geographic footprint and our service offerings into other industries as well, particularly where part-time work is a significant component of the applicable labor force, including the retail, healthcare and technology sectors.

2.Rapid Rise of Independent Workers. According to a recent study by Statista, the number of independent workers in the United States continues to increase significantly, regardless of the frequency of work. During Calendar 2021, there were approximately 23.9 million occasional independent workers in the United States, representing an increase from 12.9 million occasional independent workers estimated in Calendar 2017.
3.Technology Affecting Attitudes towards Employment Related Engagements. Gig economy platforms have changed the way that part-time and non-traditional WSEs identify and connect to work opportunities through the use of smartphone technology. Many demographic groups, including millennials, have embraced this technology as a means to secure short-term employment related engagements, as evidenced by the widespread adoption of smartphones. We believe that this demographic trend represents the “last mile” enabling technology solutions such as ours to provide superior worker engagement in the gig economy.

4.Our Mobile Application is Designed to Provide Additional Benefits to Employers and Shift Workers. Millennials represent approximately 40% of the independent workforce who are over the age of 21 and who work 15 hours or more each week. Mindful that we anticipate most of our shifters will be millennials who connect with the outside world primarily through a mobile device, we are poised to significantly expand our business through our mobile application. Our mobile application is a proprietary application downloaded to mobile devices, allowing our shifters to access shift work opportunities at all of our clients, not just their current restaurant or hospitality provider. Our intermediation feature, which we anticipate being widely available in the near future, will also allow WSEs to access opportunities across our entire client platform.

Figure 9

Go to Market Strategy – Initial Food Markets

Target "High Pain" Restaurants with:

- High Turnover (70%+)
- High Workers Comp and Unemployment Tax Rates
- Above compliance thresholds for ACA
- Entered or about to enter Delivery

Then "Ease Their Pain":

- Reduce ACA and other HR Compliance costs
- Manage Delivery in-house
- Implement Scheduling
- Reduce turnover impact

YUMMY FOOD
YUMMY FOOD
YUMMY FOOD

Growth Initiatives

Our recent growth initiatives incorporate lessons learned from the COVID-19 pandemic and are designed to utilize our technology in a manner that maximizes growth and profitability. The ultimate success of our business model depends upon the entry of significant numbers of WSEs into the ShiftPixy Ecosystem through placement on our HRIS platform. The effectiveness of this platform however, depends upon substantial cash flows to support our existing operating structure and ensure that our technology is sufficiently advanced to support our business model.

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

Transformative Sales Growth Strategy

ShiftPixy has put into motion an agile business development plan for rapid organic growth starting in Q1 2023 focused on building scalable long-term revenue creation to become the market leader in U.S. contingent labor through increasingly diverse service offerings. By helping Fortune 1000 companies rethink human capital, ShiftPixy’s novel technology and proprietary sourcing tools will disrupt not only traditional thinking about staffing, but also provide a cure to toxic employee turnover and thus provide labor cost certainty.

This new and compelling go-to-market strategy will leverage the recently expanded staffing platform on the ShiftPixy Human Resources Information System (“HRIS”) that offers clients an industry-leading digital and mobile technology to handle the duties and demands of human capital management at enormous scale. An enhanced value proposition will offer clients automation, acceleration, liberation, and indemnification, thus driving growth and delivering value to stakeholders while also increasing our market share. Successful execution of this sales growth plan will leave ShiftPixy strategically positioned for secular growth in the $123 billion temporary and contract employment staffing market in the U.S.

The Company’s transformative sales growth strategy will capitalize on several economic developments in attractive vertical markets including retail, skilled trades, logistics, manufacturing, healthcare, and hospitality. A sustained surge in e-commerce is driving the need for supply chain expansions that require additional warehouses and the labor necessary to expedite delivery and returns. Likewise, a re-focus on domestic manufacturing capacity expansion for critical technology and an acute labor supply gap is leading to a surge in demand for ShiftPixy’s contingent and flexible skilled labor pool. Additional tailwinds supporting our growth strategy include positive demographic trends as the labor market reprioritizes flexibility, control, and access to job opportunities anywhere and anytime.

ShiftPixy’s business development plan offers immediate solutions to critical workflow challenges for human capital acquisition, talent management, labor force retention, worker supply chain disruptions, and runaway hiring costs. ShiftPixy’s continuous improvement of its client and candidate experience elevates engagement and satisfaction for neglected contingent and temporary workers. The completion of the Company’s current sales growth strategy is expected to create one of the largest employers in the U.S. in 2023 and build the fastest growing flexible labor force to meet the demands of a fast-changing human capital market while ushering significant enterprise value creation and recurring revenue growth for our shareholders.

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

During Fiscal 2020, we established an industrial facility in Miami that we expect to be fully completed and operational shortly We are equipping this facility with ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells. We expect this facility, upon completion, to function as a state-of-the-art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to ShiftPixy in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, HRIS platform, and other human capital services. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to ShiftPixy in the future.

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

We are also subject to Federal and state laws and regulations regarding privacy and information security. For example, the California Consumer Privacy Act of 2018, (the “CCPA” which went into effect on January 1, 2020), affords consumers expanded privacy protections, including individual rights to access, to require deletion of personal information, to opt out of certain personal information sharing, and to receive detailed information about how personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. There are also a number of other pending state privacy laws that contain similar provisions to the CCPA with which we must comply and which, in some cases, may prescribe stricter and potentially conflicting requirements.

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

Human Capital

As of August 31, 2022, we employed 61 people on a full-time basis in our corporate offices, and we served approximately 3,000 active, paid WSEs with an additional 38,000 inactive WSEs included within the ShiftPixy Ecosystem through our HRIS platform.

Diversity and Inclusion

We maintain a diverse and inclusive workforce in our corporate offices, and we encourage our clients to embrace similar practices. Approximately 33% of our corporate employees are women, including, effective January 1, 2022, our recently named Chief Operating Officer, Amanda Murphy, (who is a member of our board of directors), and our Chief Marketing Officer, Amy Wang, and approximately 61% of our corporate employees are non-white (10% Asian, 35% Hispanic and 16% African American). We encourage our clients to employ the same practices that we use to ensure diversity in the workplace, which has resulted in an extremely diverse WSE population. Our efforts include the preparation and distribution of employee manuals internally and to our clients that fully incorporate diversity and inclusion best practices, as well as implementation of robust training programs that we believe to be most effective in eliminating and preventing harassment, bullying and bias in the workplace.

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

Oversight and Governance

Our board of directors takes an active role in overseeing our corporate ethics as well as the management of our human capital, which includes reviewing, approving, and implementing policies and procedures governing the administration of the workplace, such as policies related to potential conflicts of interest, compensation, ethics, and elimination of workplace bias and harassment. Our Chief Operating Officer, Ms. Murphy, who is also a member of our board of directors, has been employed by the Company since its inception, and is responsible for the day-to-day administration of these policies and procedures, receiving input and assistance from the Company’s General Counsel as necessary and appropriate. Both our Director of Operations and General Counsel regularly report to our board of directors on issues relate to corporate oversight and governance.

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
Summary of Material Risk Factors
▪We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of future performance.
▪The COVID-19 pandemic, or another widespread public health epidemic, catastrophic or geopolitical event, might create additional liabilities, risks and exposures which could negatively impact our current business, growth prospects and cash flows, and future profitability.
▪We maintain limited self-insurance for workers’ compensation services that we provide to our clients.

▪There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.
▪Our success depends on adoption of our products and services by our various types of customers.
▪We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.
▪We operate in an immature and rapidly evolving industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects. We face intense competition across all markets for our services, which may lead to lower revenue or operating margins. Our targeted customer base is diverse, and we face a challenge in meeting each group’s needs.
▪Providing specialized Gig Economy oriented staffing management products and services is an emerging yet competitive business, and many of our competitors have greater resources that may enable them to compete more effectively.
▪We have claims and lawsuits against us that may result in adverse outcomes.
▪We have identified material weaknesses in our internal control over financial reporting.
▪If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.
▪We may be subject to penalties and interest payable on taxes as a result of data entry in our software or manual error.
▪Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
▪Our sponsorship of various SPACs requires significant capital deployment, entails certain risks and may not be successful, which would likely have a material adverse effect on our future expansion, revenues, and profits. Further, certain of our officers and directors also serve as officers and directors of the SPACs, which could give rise to conflicts of interest.
▪We may never successfully commercialize ShiftPixy Labs.
▪We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Because we store data in the cloud with providers such as Microsoft and Amazon, any disruptions in our ability to access this data or any breach of security concerning this data in the cloud could have a materially adverse effect.
▪Software products we use in our business may contain defects which will make it more difficult for us to establish and maintain customers.
▪If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted and our revenues significantly reduced.
▪We may not be able to protect our source code from copying in the event of an unauthorized disclosure.
▪We intend to use open source blockchain technology in our technology platform, which has been scrutinized by regulatory agencies and may be impacted by unfavorable regulatory action.
▪We use and leverage open source technology in our technology platform which may create security risks.
▪We depend heavily on Scott W. Absher, who is our Board Chair, Chief Executive Officer and largest shareholder. The loss of his services could harm our prospects, and our ability to implement successfully our business plan.

▪If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.
▪We are in the business of providing WSEs to our clients. As such we have been sued for claims resulting from action by or against our WSEs, including California Private Attorney General’s Act claims, and are likely to be subject to such claims in the future, which may require significant capital to defend.
▪Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our business.
▪Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.
▪Laws related to the classification of gig economy workers are changing, and we may be subject to state and local regulations impacting how we classify our workers.
▪Our common stock is thinly traded, which can cause volatility in its price. If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.
▪A controlling interest in our common stock is closely held by our Board Chair and CEO, Mr. Absher, which may limit minority shareholders from influencing corporate governance.
▪We are an “emerging growth company” under the JOBS Act, as well as a "smaller reporting company," and we cannot be certain if the reduced disclosure requirements applicable to such companies will make our common stock less attractive to investors.
Risks Relating to Our Business
We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.
We are an emerging business and are in the process of developing our products and services. We have been in business since July 2015. Although our continuing business processed gross billings of over $81 million and $79 million for Fiscal 2022 and Fiscal 2021, respectively, it is still difficult, if not impossible, to forecast our future results based upon our limited historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.
There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing.
Although we closed multiple public offerings and private placements both during and shortly after the close of Fiscal 2022, we currently have no binding agreements, commitments or understandings to secure additional financing at this time. We also have no binding agreements, commitments or understandings to acquire any other businesses or assets. Our long-term future growth and success, including implementation of our growth initiatives, as described above, are dependent not only upon our ability to generate cash from operating activities but also our ability to raise additional capital. Nevertheless, there is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash through any of these avenues could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business to a greater extent than we can with our existing financial resources.
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

As of August 31, 2022, the Company had cash of $0.6 million and a working capital deficit of $31.2 million. During this period, the Company used approximately $17.5 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $192.7 million as of August 31, 2022. The recurring losses and cash used in operations are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the audited financial statements incorporated in this Form 10-K. Our plans to alleviate substantial doubt are discussed below and elsewhere in this Form 10-K.
Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In May 2020, we successfully completed an underwritten public offering, raising a total of $12 million ($10.3 million net of costs), and closed an additional $1.4 million ($1.2 million net of costs) between June 1, 2020 and July 7, 2020 pursuant to exercise of the underwriter’s over-allotment. In October 2020, we closed an additional $12 million equity offering ($10.7 million net of costs). In May 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants. More recently, in September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants; in January 2022, we entered into a warrant exercise agreement that raised approximately $5.9 million ($5.4 million net of costs), and in July 2022, we entered into a warrant exercise agreement that raised approximately $1.3 million ($1.2 million net of costs).
Our plans and expectations for the next twelve months include raising additional capital in the form of public or private equity offerings to help fund expansion of our operations and strengthening of our sales force strategy by focusing on staffing services as our key driver to improve our margin and the continued support and functionality improvement of our information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. We expect to continue to invest in our HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.

We expect our investment in our HRIS platform to continue over the next twelve months, as we believe such investments will be necessary to support our existing clients as well as our future organic growth. While we anticipate that these investments will yield benefits to us in the future in the form of increased revenues and earnings, it is likely that such improved financial results will be delayed or otherwise materially impacted if we are unable to enter successfully into CSAs with new customers.

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
Under our typical CSA, we assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes for our WSEs. We assume such obligations as an agent, not as a principal, of the client. Our obligations include responsibility for:
•payment of the salaries and wages for work performed by WSEs, regardless of whether the client timely pays us the associated service fee; and
•withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by us.
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
We compete in the same markets as many companies that offer not only staffing management products and services focused on the Gig Economy but also more traditional staffing management products and services. There are limited barriers to entry and price competition in the industry, particularly from larger, more traditional industry model competitors, is intense with pricing pressures from competitors and clients increasing. New competitors entering our markets may further increase pricing pressures.
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
The industry in which we operate is characterized by rapidly changing regulatory requirements, evolving industry standards and shifting user and client demands. Our business model is also evolving and is different from models used by other companies in our industry. As a result of these factors, the success and future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these risks and uncertainties, some of which relate to our ability to:
•Expand client and WSE relationships;
•Increase the number of our clients and grow our WSE base;
•Develop relationships with third-party vendors, HCM providers, and insurance companies;
•Expand operations and implement and improve our operational, financial and management controls;
•Raise capital at attractive costs, or at all;
•Attract and retain qualified management, employees and independent service providers;
•Successfully introduce new processes, technologies, products and services, and upgrade our existing processes, technologies, products and services;
•Protect our proprietary processes and technologies and our intellectual property rights; and
•Respond to government regulations relating to the internet, personal data protection, email, software technologies, cyber security and other regulated aspects of our business.
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
Effective internal control over financial reporting is necessary to provide reliable financial reports in a timely manner. In connection with the audit of our consolidated financial statements for Fiscal 2022, we concluded that there were material weaknesses in our internal control over financial reporting relating to our IT environment, controls over cut-off procedures, accounting for our capitalized software and discontinued operations, segregation of duties and corporate oversight functions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
•Enforce intellectual property rights;
•Protect our trade secrets;
•Determine the validity and scope of the rights of others; or
•Defend against claims of infringement or invalidity.
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
Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee, and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual’s work. Some factors that the IRS has considered important in the past have included the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work), the financial control and the economic aspects of the relationship, and the intent of the parties, as evidenced by (i) the specific benefit, contract, termination and other similar arrangements between the parties, and (ii) the “on-going” versus “project-oriented” nature of the work to be performed. However, a definitive judicial interpretation of “employer” in the context of employer relationships such as those in which we engage has not been established. For ERISA purposes, for example, courts have held that test factors relating to ability to control and supervise an individual are less important, while the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. Moreover, when our mobile application is fully functional, the scope of our employer status will increase, changing the legal analysis. Although we believe that we qualify as an employer of WSEs under ERISA, and the U.S. Department of Labor has not provided guidance otherwise, we are not able to predict the outcome of any future regulatory challenge.
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
Our sponsorship of the SPACs creates a risk that we will be categorized as an investment company that is subject to registration under the Investment Company Act of 1940 (the “1940 Act”). If we are deemed to be an investment company under the Investment Company Act of 1940, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to conduct our operating business and our IHC sponsorship activities.

On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPACs: Vital Human Capital, Inc. ("Vital"), TechStackery, Inc. ("TechStackery"), Firemark Global Capital, Inc. ("Firemark"), and Industrial Human Capital, Inc. ("IHC"). Each SPAC was seeking to raise approximately $150 million in capital investment, through an IPO, to acquire companies in the healthcare, industrial and technology segments of the staffing industry, as well as one or more insurance entities. In comment letters to two of our registration statements, the SEC inquired as to whether our activities in relation to the SPACs might cause the Company to be classified as an investment company. Section 3(a)(1)(A) of the Investment Company Act 1940 (the “1940 Act”) defines as an investment company any issuer that is or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets. Such investment companies are required to register and meet other requirements promulgated under the 1940 Act. Our investment in IHC and the other SPACs discussed above could give rise to a determination that we are or were an investment company subject to registration under the 1940 Act. Such a determination could have a material adverse effect on our business operations, projected revenues and earnings, and growth prospects.

We believe that we are not an investment company, and we always intended to conduct our operations so that we will not be deemed to be an investment company. In this regard, we note, first, that we are and hold ourselves out to be an HCM platform that provides real-time business intelligence along with HR services on a fee-based business model. Our HR services include human resources, employment compliance, employment related insurance, payroll, and operational employment services solutions for our clients and WSEs. In sum, our business is HCM using technology, not investing, reinvesting or trading in securities. In addition, each SPAC IPO registration statement and related prospectus included an exception permitting us to transfer our ownership in the founder shares at any time to the extent that we determine, in good faith, that such transfer is necessary to ensure that we comply with the 1940 Act. Ultimately, however, on March 18, 2022, the IPO registration statements related to three of the SPACs we had sponsored, Vital, TechStackery, and Firemark were withdrawn.

However, the analysis as to the investment of our subsidiary, ShiftPixy Investments, Inc., in the Founder's Shares of IHC is different. We acquired the Founder Shares on April 22, 2021, and we believe that we exceeded the 40% Threshold on October 19, 2021, in connection with the pricing of IHC’s IPO exclusive of Government securities and cash items. Investments acquired 4,312,500 Founder Shares on April 22, 2021, for an aggregate purchase price of $25,000, or approximately $0.006 per share. Prior to the pricing of IHC’s IPO on October 19, 2021, there was substantial doubt as to whether the IPO would be completed on the proposed terms, or at all, and therefore, the fair market value of the Founder Shares owned by us had significantly less value than $10.00 per unit, the IPO price. On October 19, 2021, upon pricing of IHC’s IPO, the Founder Shares had a market value of $21,100,000 based on the $10.00 per unit offering price. Accordingly, we believe that October 19, 2021, is the beginning of the one-year temporary safe harbor under Rule 3a-2 promulgated under the 1940 Act, as described below.

Rule 3a-2 provides a temporary safe harbor from application of the 1940 Act’s provisions to certain issuers that are in transition to a non-investment company business. Specifically, Rule 3a-2 deems an issuer that meets the definition of “investment company” in Section 3(a)(1)(A) or 3(a)(1)(C) of the 1940 Act not to be an investment company for a period not to exceed one year, provided that the conditions of the rule are satisfied. Pursuant to Rule 3a-2, the one-year period begins on the earlier of: (i) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer’s total assets on either a consolidated or unconsolidated basis; or (ii) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding the 40% Threshold. Accordingly, we believe that our IHC sponsorship activities fall within the safe harbor under Rule 3a-2 of the 1940 Act, which allows a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification, to avoid registration under the 1940 Act. The SEC’s IM Guidance Update No. 2017-03 (March 2017) specifically states that the “purpose of Rule 3a-2 is to temporarily relieve certain issuers that are in transition to a non-investment company business from the registration and other requirements of the 1940 Act.” In that guidance, the Staff of the SEC also acknowledged that the “one-year period for transient investment companies should be available to issuers that have a bona fide intent to be engaged primarily in a non-investment company business.” As provided in Rule 3a-2, during the one-year period, the issuer must undertake activities that are consistent with an objective to no longer be an “investment company” by the end of this period. In addition, the issuer’s board of directors must adopt a resolution that commits the issuer to undertake activities in order to achieve this objective.

With these considerations in mind, on May 13, 2022, we issued a press release announcing a special distribution of shares of common stock of IHC to all ShiftPixy shareholders of record as of May 17, 2022. The shares in IHC were expected to be distributed to eligible ShiftPixy shareholders as soon as practicable following the completion of the IBC, subject to a registration statement covering the IHC shares being declared effective by the SEC. We believed that in the event of such distribution of the IHC shares, we would no longer own such shares and would accordingly ensure that we and/or any of our parents, subsidiaries or affiliates are in compliance with the 1940 Act.

While we anticipated the disposition of our subsidiary’s securities in IHC by October 19, 2022, we believe that certain events nullified the need for that action. Specifically, in connection with the vote of the Shareholders of IHC at the meeting on October 14, 2022, regarding extending IHC, shareholders holding 11,251,347 public shares of IHC exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account, leaving only 248,653 of IHC’s remaining public shares outstanding and the amount in the Trust Account substantially below the $5,000,001 minimum net tangible asset amount required by IHC's Amended and Restated Certificate of Incorporation to be available upon consummation of its initial business combination. IHC's efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, prompting the following consequences: (a) IHC's sponsor declined to fund the extension, (b) the board of directors of IHC adopted resolutions to immediately cease operations and proceed to dissolve and unwind, (c) IHC cancelled the extension amendment as filed with the Secretary of State of Delaware, (d) in accordance with the Amended and Restated Certificate of Incorporation of IHC, because the corporate existence was not extended, IHC’s existence ceased as of October 22, 2022—the date by which IHC was required to have completed its initial business combination, (e) 100% of the public shareholders will have their public shares redeemed, (f) our subsidiary’s investment in IHC has been rendered worthless, (g) the NYSE has initiated the delisting process as to all securities of IHC, (h) the final franchise taxes for IHC have been paid, (i) the Certificate of Dissolution for IHC was filed with the Secretary of State of Delaware on November 14, 2022, and (j) IHC is otherwise completing its wind down procedures.

Thus, although the Company technically held shares in IHC past October 19, 2022, the date by which we anticipated our subsidiary to have disposed of the IHC shares, we believe that IHC terminated, for all practical purposes, as of the meeting date of October 14, 2022, such that IHC has been in the dissolution and wind-up process since that date. The Company accordingly believes that did not fall within the purview of the 1940 Act, because the securities held by the Company’s subsidiary in IHC and the net assets of IHC effectively became worthless on October 14, 2022. However, because our subsidiary held securities in IHC past October 19, 2022, there can be no assurances that we will not be deemed to be an investment company under the 1940 Act.

If we are deemed to be an investment company under the 1940 Act of by virtue of our IHC sponsorship activities or based upon a determination that we exceeded the 40% Threshold prior to October 19, 2021, or after October 19, 2022, our future activities may be restricted, including:

•restrictions on the nature of our investments; and

•restrictions on the issuance of securities, each of which may make it difficult for us to conduct our business and raise working capital.
In addition, we may have imposed upon us burdensome requirements, including:

•registration as an investment company with the SEC;

•adoption of a specific form of corporate structure different from our current operating structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to operate our business, and make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.
Financial Market Risks
Our Common Stock is thinly traded, which can cause volatility in its price.
Our Common Stock is listed for trading on the Nasdaq Stock Market, LLC (“Nasdaq”), and is thinly traded. Thinly traded stock can be more susceptible to market volatility. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. Securities markets worldwide experience significant price and volume fluctuations. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:
•a deviation in our results from the expectations of public market analysts and investors;
•statements by research analysts about our common stock, our company or our industry;
•changes in market valuations of companies in industries to which our company is compared and market evaluations of our industries in which our company is deemed to be operating generally;
•actions taken by our competitors;
•sales or other issuances of common stock by us, our senior officers, directors or other affiliates;
•trading activity by investment speculators in various securities related to the Company, including trading in call options, put options, or engaging in “short selling”, which may or may not be related to the Company’s actual business condition or operating results; or
•other general economic, political or market conditions, many of which are beyond our control.
The market price of our Common Stock will also be impacted by our quarterly operating results which can fluctuate from quarter to quarter.
A controlling stake of our common stock is closely held by our board of directors Chair and CEO, Scott W. Absher, which may limit a minority shareholder from influencing corporate governance.

Approximately 1.583% of our issued and outstanding common stock is held by one of our board of directors Chair, Chief Executive Officer, and one of our founders, Scott W. Absher as of August 31, 2022, without giving effect to the potential exercise of options for shares of preferred stock and conversion of shares of preferred stock into common stock, as discussed below. (Mr. Absher is the beneficial owner of approximately 94.46 % of our outstanding voting securities, assuming that he exercises all of his outstanding options for shares of preferred stock and then converts all of his outstanding 8,600,000 shares of preferred stock into shares of common stock. As discussed in Note 17, Subsequent Events to the Consolidated Financial Statements, which is incorporated herein by reference, Mr. Absher did in fact exercise all of his outstanding options for shares of preferred stock and converted all of his outstanding shares of preferred stock on or after September 1, 2022.) As a controlling shareholder, Mr. Absher can continue to possess significant influence and likely can elect and continue to elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Mr. Absher’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discourage a potential acquirer from making a tender offer. Individual shareholders with a minority, non-controlling stake may have limited influence over shareholder matters.
If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements. During Fiscal 2022, prior to effecting the 1 for 100 reverse stock split, which was finalized on September 1, 2022, we were notified by Nasdaq that we were not in compliance with certain of its listing requirements, and that failure to correct these deficiencies would result in delisting. We have taken action, including the reverse stock split, cutting expenses, and other actions, to address Nasdaq’s concerns and to regain full compliance with all of its listing requirements. If we are not able to meet Nasdaq’s listing standards in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our first sale of common equity securities under an effective Securities Act registration statement, which occurred on October 29, 2018, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior August 31; and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We are also a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with less than $250 million of public float) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
Other Offices
We lease space primarily to house software and technology development personnel at 1 Venture, Suite 150, Irvine, California 92618. Our landlord is Olen Commercial Realty Corporation. We began leasing 8,500 square feet on April 15, 2016. In July 2017, we entered into a second lease for 2,713 square feet of expansion space in the same building. In May 2019, we entered into a third lease for 1,261 square feet. We extended the term on the first two leases at the time we executed the third lease. The landlord, lease term, and an expiration date are the same for all three leases. These leases expired on June 30, 2022.
Effective June 7, 2021, we entered into a sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located at 501 Brickell Key Drive, Suite 205 Miami, Florida 33131, that we anticipate using for our sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease.
Effective June 21, 2021, we entered into a 77 month-lease agreement, with a possession date of August 1, 2022, for premises consisting of approximately 13,418 square feet of office space located at 13450 West Sunrise Boulevard, Suite 650, Sunrise, Florida 33323. Our landlord is Foundry ASVRF Sawgrass, LLC. We anticipate using this space primarily to house our operations personnel and other elements of our workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.
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

Item 3. Legal Proceedings
In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we believe that we have valid defenses with respect to the legal matters pending against us and that the ultimate resolution of these matters will not have a materially adverse impact on our financial condition, results of operations, or cash flows, except as discussed in Note 16. Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Trading History
Our common stock was listed for trading on Nasdaq on June 28, 2017, under the symbol “PIXY.”
Number of Equity Security Holders
As of December 12, 2022, the Company had 73 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.
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
There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Wyoming Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
•we would not be able to pay our debts as they become due in the usual course of business; or
•our total assets would be less than the sum of our total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.
Reverse Stock Split
On December 17, 2019, the Company effected a 1 for 40 reverse stock split. All common shares and common stock equivalents are presented retroactively to reflect the reverse split.
As discussed in Note 17, Subsequent Events to the Consolidated Financial Statements, which is incorporated herein by reference, effective August 31, 2022, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on Nasdaq September 1, 2022.
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
Approximately 205,905 of the Options have been forfeited and returned to the option pool under the Plan as a consequence of employment terminations during Fiscal 2022.
Of the Options awarded, 10,753 are designated as ISOs, and 1,000 are designated as NQs or “non-statutory” options under the Code. These Options have a 10-year life and will vest over time as follows: 25% vest after a 12-month service period following the award, and the balance vest in equal quarterly installments over the next 12 quarters of service. The number of options have been presented retroactively for the 1 for 100 reverse stock split, which was effective September 1, 2022, before issuance of the financial statements.
Preferred Shares convertible into Common Stocks
On July 14, 2022, the Board of the Company approved the issuance to the Company’s founder and principal shareholder, Scott Absher, of 12,500,000 shares of the Company’s Preferred Class A Stock ("Preferred Shares"), par value $0.0001 per share, in exchange for (a) the surrender by Mr. Absher of his options Prefer Options to acquire Preferred Shares, which Preferred Options provide for exercise upon certain triggering events as described above, and as detailed in our prior filings, and (b) the tender of payment by Mr. Absher of the sum of $5,000, representing four times the par value for such Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2322 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.06%; (iii) volatility of 125.664%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2580 per share of the Company’s common stock.

On July 19, 2022, Mr. Absher converted 8,000,000 shares of the Preferred Shares to 8,000,000 shares of the Company’s Common Stock, par value $0.0001 per share. Pursuant to Rule 144, these 8,000,000 shares of Common Stock are subject to a six-month holding period during which they may not be sold in the marketplace. A remaining of 4,500,000 Preferred Shares still outstanding as of August 31, 2022.

On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $820,793.24, in exchange for an option to receive 4,100,000 Company Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 2.970%; (iii) volatility of 125.700%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2250 per share of the Company’s common stock. Pursuant to Rule 144, these 4,100,000, when converted into shares of Common Stock are subject to a six-month holding period during which they may not be sold in the marketplace.

Item 6. [Reserved.]
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
Overview
Our current business, and the primary source of our revenues to date, has been providing human resources, employment compliance, employment related insurance, payroll, and operational employment services solutions for our business clients using a comprehensive HRIS platform under a human capital fee-based business model. We have developed a comprehensive HRIS platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for WSEs (or shifters). As consideration for providing these services, we receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For Fiscal 2022, we processed approximately $81.8 million of payroll billings, our primary operating metric. Despite the impact of the COVID-19 pandemic and the worldwide economic crisis, by the end of Fiscal 2022 our billings had recovered to pre-pandemic levels, reaching over 3,000 WSEs on a recurring basis and annual billings; increased by $2.3 million or 2.9% above Fiscal 2021 gross payroll billings.

For the current fiscal year we have incurred approximately $44 million in operating losses, which were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model. Also, a significant factor this Fiscal 2022 was the impairments charges on our notes receivable from Vensure and the ROU asset impairment on two of our leases.

For most of Fiscal 2022, our primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. We believe that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during Fiscal 2022, accounting for approximately 52.10% of our gross billings during the year. Washington and New Mexico represented our other significant markets during Fiscal 2022, representing approximately 13.30%% and 8.10%, of our total revenues, respectively. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into CSAs with us or one of our wholly owned subsidiaries.

Our business focus during Fiscal 2022 was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. Now we feel that our HRIS platform is at completion stage and our IT development cost has started to stabilize with a reduction of $1.23 million in cost year over year, we are focused in the maintenance and minor functionality improvements to keep our technology at a top level of excellence in functionality. To that end, we identified and began to execute on various growth strategies described above, and expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.
Significant Developments in 2022

Transformative Sales Growth Strategy

In second half of Fiscal 2022, ShiftPixy activated an agile business development plan for rapid organic growth starting in the first quarter of Fiscal 2023, focused on building scalable long-term revenue creation with a goal to become the market leader in U.S. contingent labor through increasingly diverse service offerings. By helping Fortune 1000 companies rethink human capital, ShiftPixy’s novel technology and proprietary sourcing tools are designed to disrupt not only traditional thinking about staffing, but also provide a cure to toxic employee turnover and thus provide labor cost certainty.

This new and compelling go-to-market strategy is prepared to leverage the recently expanded staffing platform on the ShiftPixy Human Resources Information System (“HRIS”) that offers clients an industry-leading digital and mobile technology to handle the duties and demands of human capital management at significant scale. An enhanced value proposition will offer clients automation, acceleration, liberation, and some indemnification, which we believe will drive growth and deliver value to stakeholders while also increasing our market share. Successful execution of this sales growth plan will leave ShiftPixy strategically positioned for secular growth in the $123 billion temporary and contract employment staffing market in the U.S.

The Company’s transformative sales growth strategy will capitalize on several economic developments in attractive vertical markets including retail, skilled trades, logistics, manufacturing, healthcare, and hospitality. A sustained surge in e-commerce is driving the need for supply chain expansions that require additional warehouses and the labor necessary to expedite delivery and returns. Likewise, a re-focus on domestic manufacturing capacity expansion for critical technology and an acute labor supply gap is leading to a surge in demand for ShiftPixy’s contingent and flexible skilled labor pool. Additional tailwinds supporting our growth strategy include positive demographic trends as the labor market reprioritizes flexibility, control, and access to job opportunities anywhere and anytime.

ShiftPixy’s business development plan offers immediate solutions to critical workflow challenges for human capital acquisition, talent management, labor force retention, worker supply chain disruptions, and runaway hiring costs. ShiftPixy’s continuous improvement of its client and candidate experience elevates engagement and satisfaction for neglected contingent and temporary workers. The completion of the Company’s current sales growth strategy is expected to create one of the largest employers in the U.S. in 2023 and build the fastest growing flexible labor force to meet the demands of a fast-changing human capital market while ushering significant enterprise value creation and recurring revenue growth for our shareholders.
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

The idea of ShiftPixy Labs, originated from discussions with our restaurant clients, combined with our observations of industry trends that appear to have accelerated during the pandemic. Beginning in Calendar 2020, we recognized a significant uptick in the use of mobile applications to order take-out food either for individual pickup or third-party delivery, which grew even more dramatically as the pandemic took hold. Not surprisingly, the establishment of fulfillment kitchens for third party delivery also spread rapidly during this time period, initially among national fast food franchise chains but then among smaller QSRs.

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

Many restaurant entrepreneurs have also become successful during the pandemic by moving outside through the use of mobile food trucks, which can be used as a launching point for restaurants and ultimately expanded to traditional indoor dining locations. We have researched this phenomenon and, coupled with our experience in the restaurant industry, believe a significant business opportunity exists to assist with the fulfillment of new restaurant ideas and rapidly expand those ideas across a broad geographic footprint utilizing centralized ghost kitchen fulfillment centers. Again, we believe that ShiftPixy

Labs will provide solutions that will facilitate the rapid growth of these new businesses, through a combination of centralized ghost kitchens and an available pool of human capital resources provided through our HRIS platform, as well as though other business assistance provided by our management team.

During Fiscal 2021, we established an industrial facility in Miami that we expect to be fully completed and operational during Fiscal 2023. During Fiscal 2022 we equipped this facility with ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells and order a food truck for mobile operation. We expect this facility, upon completion, to function as a state-of-the-art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to us in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, our HRIS platform, and other human capital services that we provide. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to us in the future.

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
The heart of ShiftPixy’s employment services solutions is a technology platform, including a smartphone application, through which our WSEs will be able to find available shifts at our clients' locations, solving a problem of finding available shifts for both the shifters looking for additional shifts when they want to work and businesses looking to fill open shifts.
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
Future implementation of blockchain technology within the ShiftPixy Ecosystem is anticipated to include extended applications for payroll and real-time payments, and utilization of smart contracts for employment contracts, which will facilitate recording of credible, trackable, and irreversible transactions without third parties. For purposes of clarification, we note that ShiftPixy has never, does not now and will never use its blockchain technology in any form of cryptocurrency or crypto-currency related application.
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

We believe that our technology and approach to human capital management provides our clients' management with a unique real-time business intelligence window into their human capital needs. In addition to standard management reporting, our technology provides real-time tools for management to quickly assess and plan their human capital staffing requirements.
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
From inception of the project in Fiscal 2017 through August 31, 2022, we spent approximately $34.2 million, consisting of outsourced research and development, IT related expenses, development contractors and employee costs, as well as marketing spending consisting of advertising, trade shows, and personnel costs. The following table shows the technology and marketing spending for each fiscal year ended August 31:

Development spending (in $ millions)	2022	2021	2020	2019
Contract development and licenses	$1.0	$3.8	$2.3	$2.2
Internal personnel costs	3.0	3.0	1.9	1.1
Total Development spending	$4.1	$6.8	$4.2	$3.3

Marketing spending
Advertising and Outside Marketing	$2.5	$2.1	$0.6	$1.2
Internal personnel costs	0.7	0.5	0.4	0.4
Subtotal, Marketing costs	$3.3	$2.6	$1.0	$1.6
Total, HRIS platform and mobile application spending	$7.3	$9.4	$5.2	$4.9

Cumulative Investment	$34.2	$30.1	$20.7	$
Portion of investment capitalized as fixed assets	$—	$—	$3.7	$
Portion of investment expensed	$34.2	$30.1	$17.0	$
We capitalized no development spending into fixed assets for Fiscal 2022, since the development activities related to our software, as defined by GAAP, was completed during Fiscal 2020. For our Fiscal 2019 and our fiscal year ended August 31, 2018 ("Fiscal 2018"), we capitalized $0.9 million and $2.8 million, respectively, of contract development spending into fixed assets.
Offices Update
In August 2020, we signed a lease to relocate our corporate headquarters to Miami, Florida, and largely completed the relocation for our administrative, marketing and East Coast sales and customer support staffs to Miami by the end of Calendar 2020. We currently maintain offices in California primarily for use by our research and development team and our West Coast sales and customer support, and plan to continue to maintain these offices for the foreseeable future.

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
Effective June 21, 2021, we entered into a 77 - month lease agreement, with an anticipated possession date of March 1, 2022, for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida. We anticipate using this space primarily to house our operations personnel and other elements of our corporate workforce. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease.
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
On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction by the landlord resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and have not been legally released from our primary obligations under the lease. The Company received a formal suit complain from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs.
Financing Activities
During Fiscal 2022, we closed a $12 million private placement offering in September 2021, and executed two Warrants Exercise Agreements ("The Agreements'). The Agreements generated aggregate proceeds of $5.9 million in January 2022 and $1.3 million in July 19, 2022. Furthermore, closed a $5 million private placement offering in September 2022, shortly after our fiscal year-end. As of August 31, 2022, and August 31, 2020, we had no convertible debt outstanding that carry anti-dilutive provisions, except as otherwise noted below.
September 2021 Private Placement
In September 2021, the Company entered into a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 28,500 shares of Common Stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 28,500 shares of Common Stock, with each September 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $159.50, and (ii) 46,735 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 75,235 shares of Common Stock, with each September 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.010. Each share of Common Stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $159.50 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $159.49.

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.010, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $159.50 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of placement agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued to the placement agent warrants to purchase $3,762 shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which occurred on May 3, 2022) of a registration statement for the resale of the underlying shares and have an initial exercise price per share of $175.45.
January 2022 Warrant Exercise Agreement
On May 17, 2021, we issued warrants to purchase up to an aggregate of 49,485 shares of our common stock, par value $0.0001 with an exercise price of $242.50 (the "Existing Warrants"). The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercise Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 49,485 of its Existing Warrants (the "Investor Warrants") into shares of our common stock (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $120.00 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 98,969 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $155.00. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $461,000 of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $639,000 for the increased fair value of the modified warrants; and (ii) $12,590,000 as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5,477,000 as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,731,000 was recorded as a deemed dividend on the Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.
July 19, 2022 Warrant Exercise Agreement
On July 18, 2022, the Company entered into a warrant exercise agreement (the “Exercise Agreement”) with the holder of the September 2021 Warrants and January 2022 Warrants (the “Exercising Holder”). Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise for cash 50,000 of its September 2021 Warrants (the “Investor Warrants”). In order to induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amends the September 2021 Warrants and January 2022 Warrants to (a) reduce the exercise price per share of the September 2021 Warrants and January 2022 Warrants to $26.00, (b) extends the expiration date of the September 2021 Warrants to May 3, 2029, and (c) extends the expiration date of the January 2022 Warrants to July 28, 2029 and (ii) provides for the issuance by the Company to the Exercising Holder of new warrants to purchase up to 348,408 shares of common stock (the “New Warrants”) (equal to 200% of the sum of the September 2021 Warrants and January 2022 Warrants). The New Warrants are exercisable for a period of seven years commencing upon issuance and have an exercise price per share of $26.00. On July 25, 2022, the Company entered into an amendment with the holder of the Company’s warrants to purchase 348,408 shares of common stock, issued July 19, 2022. Pursuant to the amendment, the warrants were amended to be exercisable commencing January 19, 2023 (six months from the date of issuance) and will terminate January 19, 2030.
As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the July 2022 Common Warrants, the Company recorded approximately (i) $488,700 and $599,700 for the increased fair value of the September 2021 and January 2022 modified warrants, respectively; and (ii) $8,084,000 as the fair value of the July 2022 Common Warrants on the date of issuance. We recorded approximately $100,000 on paid cost and $1,200,000 as issuance costs that offset the $130,000 of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,972,500 was recorded as a deemed dividend on the Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.
September 20, 2022 Private Placement Offering (subsequent to year-end)
On September 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The Offering closed on September 23, 2022. The gross proceeds to the Company from the Offering were approximately $5 million.

In connection with the Purchase Agreement, the Company and the Purchaser entered into amendment No. 1 to warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 25,233 warrants issued on September 3, 2021, and (ii) 98,969 warrants issued on January 28, 2022, was reduced to $0.01.

Performance Highlights
All figures below represent the continuing operations of the Company after segregating the operations of the assets sold to Vensure pursuant to the Vensure Asset Sale.
Fiscal 2022 vs. Fiscal 2021
•Served approximately 70 clients and employed an average of 3,000 WSEs, resulting in an increase in our administrative fees of approximately $0.2 million or 13.3% above Fiscal 2021.
•Processed over $81.8 million in gross billings from continuing operations, representing an increase of $2.31 million or 2.9% from Fiscal 2021. Our Fiscal 2022 continuing operations mix remained consistent with Fiscal 2021, primarily consisting of food and restaurant workers for QSRs. For further information, please refer to the section entitled “Non-GAAP Financial Measures”, below.
Our financial performance for Fiscal 2022, compared to Fiscal 2021, included the following significant items:

Revenues increased approximately $12.6 million or 53.7%, from $23.42 million in Fiscal 2021 to $36.0 million in Fiscal 2022. The increase is due to the combination of $2.3 million or 2.9% increase in gross billings from $79.0 million in Fiscal 2021 to $81.8 million in Fiscal 2022, and the impact of transitioning a significant amount of our existing clients to a staffing revenue recognition model during Fiscal 2022. Recurring WSE counts as of the end of Fiscal 2022 averaged approximately 3,000, which is consistent with a recovery to our pre-pandemic WSE levels. Gross Billings per WSE remained consistent year over year with an average of $27,095 in Fiscal 2022 vs $26,345 in Fiscal 2021.
Revenue associated with administrative fees increased by $0.2 million or 13.3%, and tax revenues by 0.4 million or 5.2% both of which are consistent with our billed wages increase of 2.9% during Fiscal 2022. Revenue associated with workers’ compensation premiums decreased by $0.2 million, or 11.4%, due to the migration of our WSEs to a guaranteed cost program during Fiscal 2021 and a change in our client mix that resulted in lower billed workers’ compensation rates per wage dollar.
Impact of change in CSAs on prospective revenue recognition and cost of revenues During Fiscal 2021, as part of our annual review process, we modified certain terms and conditions of our standard CSA applicable to a portion of our existing client base, which resulted in us recognizing revenue generated by these clients pursuant to a staffing model on a prospective basis. The staffing revenue recognition model provides for all gross billings, including employee payroll paid, to be recorded as revenue, and for cost of revenues to be recorded to include the employee payroll paid. Accordingly, for Fiscal 2022 and 2021, all such revenue increases as a result of this change also yielded a corresponding increase in cost of revenues, and therefore had no impact on our gross margins. For further information, please refer to the section entitled "Non-GAAP Financial Measures", below.

For Fiscal 2022, gross billings from staffing and HCM services totaled approximately $29.6 million and $52.2 million, representing 35.99% and 64.01% of our gross billings, respectively. For Fiscal 2021, gross billings from staffing and HCM services totaled approximately $15.2 million and $63.8 million, representing 19% and 81% of our gross billings, respectively.
Gross Profit increased approximately $1.5 million, compared year over year to Fiscal 2021, mainly driven by the $1.2 million or 62.90% decrease in workers’ compensation premium costs from our guaranteed cost program and a decrease in actuarial cost for our legacy workers’ compensation insurance programs as they are in the phasing out stage, offset by a slight increase in gross profit associated with administrative fees and taxes.
Operating expenses increased by $17.4 million or 62.7%, from $27.7 million in Fiscal 2021 to $45.0 million in Fiscal 2022. The increase in mainly driven by $2.5 million or 22.3% increase in payroll, the cost associated with the SPAC's initiative, which mainly had an increase effect of $3.6 million or 87.6% in the professional fees and $4.6 million or 56.1% in the operating expenses due to consolidation. Furthermore, a significant impact from non-recurring expenses in Fical 2022 includes the $4.0 million impairment of the notes receivable from the Vensure sale and the $3.9 million ROU asset impairment for the two leases abandoned during the year.
Operating loss increased by $15.9 million or 58.1%, mainly driven by the increase in operating expenses as described above.

Other income (expense) increased by $0.2 million in Fiscal 2022 due to the $0.3 million increase in interest and dividends received from the Trust Account. net by the $0.5 million increase in expensed offering cost from the SPACs S-1 abandonment.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that we transferred to Vensure as part of the Vensure Asset Sale. Loss from discontinued operations decreased by $1.9 million or 76.5% in Fiscal 2022.
Net Loss increased by $29.8 million or $61.08 per share, to $59.7 million or $149.75 per share in Fiscal 2022, from $29.9 million or $88.67 per share in Fiscal 2021.

Results of Operations
Fiscal 2022 Compared to Fiscal 2021
The following table summarizes our consolidated results of operations:

	For the year ended
	August 31, 2022	August 31, 2021
Revenues (See Note 2)	$36,002,000	$23,420,000
Cost of revenue	34,227,000	23,098,000
Gross profit	1,775,000	322,000

Operating expenses:
Salaries, wages, and payroll taxes	13,575,000	11,100,000
Commissions	89,000	176,000
Professional fees	7,673,000	4,089,000
Research and Software development	2,529,000	3,755,000
Depreciation and amortization	509,000	357,000
Impaired asset expense	4,004,000	—
ROU asset impairment	3,851,000	—
General and administrative	12,788,000	8,190,000
Total operating expenses	45,018,000	27,667,000

Operating Loss	(43,243,000)	(27,345,000)

Other (expense) income:
Interest expense	(1,000)	(5,000)
Other income	316,000	25,000
Expensed SPAC offering costs	(515,000)	—
Total other expense	(200,000)	20,000
Loss from continuing operations before income taxes	(43,443,000)	(27,325,000)

Income tax expense	(38,000)	42,000
Loss from continuing operations	(43,405,000)	(27,367,000)

Loss from discontinued operations, net of tax	(590,000)	(2,509,000)

Net loss attributable to ShiftPixy, Inc shareholders	$(43,995,000)	$(29,876,000)

Deemed dividend from change in fair value from warrants modification	(15,703,000)	—
Net loss attributable to common stockholders	$(59,698,000)	$(29,876,000)

Net Loss per share, Basic and diluted
Continuing operations	$(148.28)	$(81.23)
Discontinued operations	$(1.47)	$(7.44)
Net Loss per common share – Basic and diluted	$(149.76)	$(88.67)

Weighted average common stock outstanding – Basic and diluted	402,591	337,225

We report our revenues as gross billings, net of related direct labor costs for our EAS clients and revenues without reduction of labor costs for staffing services clients.

	2022	2021
Net Revenues (in millions)	$36.0	$23.4
Increase (Decrease), year over year (in millions)	$14.8	$14.8
Percentage Increase (Decrease), year over year	53.7%	171.0%

Cost of Revenues (in millions)	$(34.2)	$(23.1)
Increase (Decrease), year over year (in millions)	$(11.1)	$(15.4)
Percentage Increase (Decrease), year over year	48.2%	200.6%

Gross Profit (in millions)	$1.8	$0.3
Increase (Decrease), year over year (in millions)	$1.5	$(0.6)
Percentage Increase (Decrease), year over year	451.2%	(66.4)%
Gross Profit Percentage of Revenues	4.9%	1.4%
Fiscal 2022
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
Net Revenue increased approximately 53.7% to $36.0 million, from $23.4 million in Fiscal 2021. The revenue increase was due to a 2.9% increase in gross billings to $81.3 million from $79.0 million, combined with the effect of the transition some of our existing clients to a staffing revenue recognition model during Fiscal 2021 and Fiscal 2022, as described above. Recurring WSE counts as of the end of Fiscal 2022 averaged approximately 3,000, which is consistent with recovery to our pre-pandemic WSE levels. Our gross billings from staffing and HCM services totaled approximately $29.6 million and $52.2 million, representing 35.99% and 64.01% of our gross billings, respectively.
Revenue associated with administrative fees increased by $0.2 million or 13.3%, which is consistent with our billed wages increase of 2.9% as well as the $0.4 million or 5.2% increase in our revenues associated with taxes during Fiscal 2022. Revenue associated with workers’ compensation decreased by $0.2 million, or 11.4%, due to the decrease in the premium costs from our guaranteed workers' compensation cost program during Fiscal 2022, which allowed us to pass the benefit down to our clients resulting in a lower billed workers’ compensation rate per wage dollar.
Cost of Revenues includes our costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid by our staffing clients. Cost of revenues increased by $11.1 million, or 48.2%, to $34.2 million in Fiscal 2022 from $23.1 million in Fiscal 2021. The change in cost of revenues was due primarily to the conversion of certain existing clients to a staffing revenue recognition model during Fiscal 2021 and Fiscal 2022, as described above.
Gross Profit increased approximately 451.2%, or $1.5 million in Fiscal 2022, compared to Fiscal 2021, primarily due to the migration of our clients to a guaranteed cost program workers’ compensation program during Fiscal 2021 and further reductions in premiums in Fiscal 2022 and the $2.3 million or 2.9% increase in gross billings.

The following table presents certain information related to our operating expenses:

	Year ended August 31,
	2022	2021	% Change
Salaries, wages and payroll taxes	$13,575,000	$11,100,000	22.3%
Commissions	89,000	176,000	(49.4)%
Professional fees	7,673,000	4,089,000	87.6%
Software development	2,529,000	3,755,000	(32.6)%
Depreciation and amortization	509,000	357,000	42.6%
Asset impairment expense	4,004,000	—	100.0%
General and administrative	12,788,000	8,190,000	56.1%
Total operating expenses	$41,167,000	$27,667,000	48.8%
Operating expenses increased $17.4 million or 62.7% to $45.0 million in Fiscal 2022 from $27.7 million in Fiscal 2021. The components of operating expenses changed as follows:

Salaries, wages and payroll taxes increased by approximately $2.5 million, or 22.3% in Fiscal 2022 compared to Fiscal 2021, from $11.1 million in Fiscal 2021 to $13.6 million in Fiscal 2022. This increase resulted primarily from hiring additional employees in the executive, operations, and software development ranks of our business to support our various growth initiatives from Fiscal 2021, including our SPAC sponsorships and ShiftPixy Labs. These costs consisted of gross salaries including salary increases provided to key management executives in Fiscal 2022, as disclosed in our 8K, benefits, and payroll taxes associated with our executive management team and corporate employees. Our corporate employee as of August 31, 2022, were approximately 61.
Commissions consist of commissions payments made to third party brokers and inside sales personnel and remained consistent year over year.

Professional fees consists of legal fees, accounting costs, board fees, and consulting fees. Professional fees increased by $3.6 million, or 87.6% in Fiscal 2022 compared to Fiscal 2021, from $4.1 million in Fiscal 2021 to $7.7 million in Fiscal 2022. The increase is primarily attributable to the professional fees incurred with the activities related to the completion of the initial businesses combination for IHC and legal fees paid related to several of our current active litigation.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $1.2 million or 32.6%, from $3.8 million in Fiscal 2021 to $2.5 million in Fiscal 2022. The decreased costs is driven by the significant reduction in eternal developer in Fiscal 2022 since our HRIS application is substantially completed and is now in the maintenance and minor functionality improvements that are driven or managed by our internal development team.
Depreciation and amortization increased by $0.2 million, or 42.6% in Fiscal 2022 compared to Fiscal 2021. Increase is due to depreciation on asset purchased in late Fiscal 2021 and Fiscal 2022 to support our growth initiatives for the period.
Asset impairment expense increased by $4.0 million in Fiscal 2022, due to the non-recurring impairment of the notes receivable from the Vensure sale in Fiscal 2020.
ROU asset impairment increased by $4.0 million in Fiscal 2022, this non-recurring impairment was the result of the Company decision to formally abandon the leases for its offices in the Courvoisier Center. The determination was based on its inability to utilize the premises as they were under extensive construction by the landlord resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. As a result of the abandonment, the Company evaluated the Right-Of-Use ("ROU") Assets for impairment as of August 31, 2022, and recorded an impairment charge.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, travel and entertainment, and other general business expenses. General and administrative expenses increased by $4.6 million or 56.1% in Fiscal 2022 compared to Fiscal 2021, from $8.2 million in Fiscal 2021 to $12.8 million in Fiscal 2022.
The increase is mainly driven by the $1.2 million D&O insurance for IHC, approximately $1 million in expenses related to interest and penalties accrued for payroll taxes and $2.9 million increase in compensation expense under the ASC 718,

Compensation accounting guidance, related to the preferred stocks granted to the CEO in exchanged for the surrender of its preferred options in Fiscal 2022. Other components of the increase include marketing expenses related to our growth initiatives.

	For the Years Ended
	August 31, 2022	August 31, 2021
Interest expense	(1,000)	(5,000)
Other income	316,000	25,000
Expensed SPAC offering costs	(515,000)	—
Total other income (expense)	(200,000)	20,000

Other income (expense) increased by $0.2 million in Fiscal 2022 due to the $0.3 million increase in interest and dividends received from the Trust Account, net by the $0.5 million increase in expensed offering cost from the SPACs S-1 abandonment.
Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that we transferred to Vensure as part of the Vensure Asset Sale. Loss from discontinued operations decreased by $1.9 million or 76.5% in Fiscal 2022.
Deemed dividends represents the difference in fair value for a warrant's price modifications and its original exercised price as an inducement for exercise the warrants. In Fiscal 2022 the Company entered into two warrant modifications agreements one in January 2022 reducing the exercise price from $2.425 to $1.20 and the second one in July 19, 2022 reducing the exercise price from $1.55 to $.26, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation. No comparable expense was recognized during Fiscal 2021.
Net Loss increased by $29.8 million or $61.08 per share in Fiscal 2022, from $29.9 million or $88.67 per share in Fiscal 2021 to $59.7 million or $149.75 per share in Fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of August 31, 2022, the Company had cash of $0.6 million and a working capital deficit of $31.2 million. During this period, the Company used approximately $17.5 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $192.7 million as of August 31, 2022.
Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants, in January 2022, we entered into a warrant exercise agreement that raised approximately $5.9 million ($5.4 million net of costs), and in July 2022, we entered into a warrant exercise agreement that raised approximately $1.3 million ($1.2 million net of costs).

The following table sets forth a summary of changes in cash flows for Fiscal 2022 and Fiscal 2021:

	For the year ended August 31,
	2022	2021
Net cash used in operating activities	(17,520,000)	(21,512,000)
Net cash provided by (used in) investing activities	(117,463,000)	(2,566,000)
Net cash provided by financing activities	134,402,000	20,974,000
Change in cash	$(581,000)	$(3,104,000)

The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. Our plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations and strengthening of our sales force strategy by focusing on staffing services as our key driver to improve our margin and the continued support and functionality improvement of our information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. We expect to continue to invest in our HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
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
Also, as discussed in the Financing Activities section above, on September 20, 2022, the Company entered into a securities purchase agreement with a large institutional investor pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares of its common stock together with warrants to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The Offering closed on September 23, 2022. The gross proceeds to the Company from the Offering were approximately $5 million.

We expect to engage in additional sales of our securities during Fiscal 2023, either through registered public offerings or private placements, the proceeds of which we intend to use to fund our operations and growth initiatives.

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

Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
See Note 2, Summary of significant accounting policies in the accompanying Consolidated Financial Statements.
Emerging Growth Reporting Requirements
We are a public reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act”) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
•being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We are permitted to remain an “emerging growth company” for up to the fifth anniversary of the completion of our first sale of common equity securities under an effective Securities Act registration statement, which occurred on October 29, 2018, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to similar exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

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
For Fiscal 2022, our gross billings from HCM and staffing services totaled approximately $52.2 million and 29.6 million (total of $81.3), representing 64.0% and 36.0% of our gross revenue, respectively. For Fiscal 2021, our gross billings were approximately $79.0 million, $63.8 million from our HCM services and $15.2 million from staffing, representing 81% and 19% and of our gross billings for the period. (We had no revenues generated from technology services during Fiscal 2022 or Fiscal 2021).
Gross billings represent billings to our business clients and include WSE gross wages, employer payroll taxes, and workers’ compensation premiums as well as administrative fees for our value-added services and other charges for workforce management support. Gross billings for our HCM services are a non-GAAP measurement that we believe to represent a key revenue-based operating metric, along with the number of WSEs and the number of clients. Active WSEs are defined as employees on our HRIS platform that have provided services for at least one of our clients for any reported period. Our primary profitability metrics are gross profit, and our primary driver of gross profit is administrative fees.
Reconciliation of GAAP to Non-GAAP Measure
Gross Billings to Net Revenues
The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the year Ended August 31,
	2022	2021
Gross Billings in millions	$81.3	$79.0
Less: Adjustment to Gross Billings	$45.3	$55.6
Revenues, in millions	$36.0	$23.4
The following table provides the key revenue and our primary gross profit driver used by management.

	2022	2021
Administrative Fees (in millions, unaudited)	$1.8	$1.5
Increase, year over year (in millions)	0.3	0.3
Percentage Increase, year over year	20.0%	20.0%
Administrative Fee % of Gross Billings	2.3%	2.0%

Average WSEs by year (unaudited)	3,000	3,000
Average Gross Billings per Average WSE	$26,333	$26,372
Our billed WSEs as of the end of Fiscal 2022 averaged approximately 3,000, which is consistent with continuous growth and recovery to our pre-pandemic levels. The increase in administrative fees was consistent with our billings growth over the same time period. The increase in average gross billings per WSE was due to growth in the higher wages commanded by our healthcare WSEs, as well as an increase in billings to our restaurant clients as their operations recovered from the worst effects of the COVID-19 pandemic.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Periods Ended August 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ShiftPixy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShiftPixy Inc. (the “Company”) as of August 31, 2022 and 2021, the related consolidated statements of operations equity (deficit) and cash flows for each of the two years in the period ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Explanatory Paragraph – Changes in Accounting Principles ASU No.2016-02
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective September 1, 2021, using the modified retrospective approach.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY
December 12, 2022

ShiftPixy Inc.
Consolidated Balance Sheets

	August 31, 2022	August 31, 2021

ASSETS
Current assets
Cash	$618,000	$1,199,000
Accounts receivable	$279,000	498,000
Unbilled accounts receivable	$2,105,000	2,741,000
Deposit – workers’ compensation	$—	155,000
Prepaid expenses	$696,000	605,000
Other current assets	$187,000	126,000
Current assets of discontinued operations	$—	356,000
Cash and marketable securities held in Trust Account (See Notes 2 and 5)	$116,969,000	—
Total current assets	120,854,000	5,680,000

Fixed assets, net	2,769,000	2,784,000
ROU operating lease	4,076,000	—
Note receivable, net	—	4,004,000
Deposits – workers’ compensation	—	386,000
Deposits and other assets	919,000	944,000
Deferred offering costs – SPACs (See Note 5 and 6)	—	48,261,000
Non-current assets of discontinued operations	—	883,000
Total assets	$128,618,000	$62,942,000

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities
Accounts payable and other accrued liabilities	$17,122,000	$6,553,000
Payroll related liabilities	16,055,000	7,876,000
Accrued workers’ compensation costs	567,000	663,000
Current liabilities of discontinued operations	1,362,000	1,516,000
Class A common shares subject to possible redemption 11,500,000 and no shares at $10.15 per share redemption value as of August 31, 2022 and August 31, 2021 (See Notes 2 and 5)	116,969,000	—
Total current liabilities	152,075,000	16,608,000
Non-current liabilities
Operating lease liability, non-current	3,541,000	—
Accrued workers’ compensation costs	1,227,000	1,646,000
Non-current liabilities of discontinued operations	3,269,000	3,765,000
Total liabilities	160,112,000	22,019,000
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, 50,000,000 authorized shares; $0.0001 par value: 8,600,000 and 0 shares issued and outstanding as of August 31, 2022 and August 31, 2021.	1,000	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; 513,349 and 258,631 shares issued as of August 31, 2022 and August 31, 2021	5,000	3,000
Additional paid-in capital	151,731,000	142,786,000
Accumulated deficit	(192,725,000)	(149,338,000)
Total ShiftPixy, Inc. Stockholders' deficit	(40,988,000)	(6,549,000)
Non-controlling interest in consolidated subsidiaries (See Note 5)	$9,494,000	$47,472,000
Total Equity (Deficit)	$(31,494,000)	$40,923,000
Total liabilities and equity deficit	$128,618,000	$62,942,000
The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.
Consolidated Statements of Operations

	For the year ended
	August 31, 2022	August 31, 2021
Revenues (See Note 2)	$36,002,000	$23,420,000
Cost of revenue	34,227,000	23,098,000
Gross profit	1,775,000	322,000

Operating expenses:
Salaries, wages, and payroll taxes	13,575,000	11,100,000
Commissions	89,000	176,000
Professional fees	7,673,000	4,089,000
Research and Software development	2,529,000	3,755,000
Depreciation and amortization	509,000	357,000
Impaired asset expense	4,004,000	—
ROU asset impairment	3,851,000	—
General and administrative	12,788,000	8,190,000
Total operating expenses	45,018,000	27,667,000

Operating Loss	(43,243,000)	(27,345,000)

Other (expense) income:
Interest expense	(1,000)	(5,000)
Other income	316,000	25,000
Expensed SPAC offering costs	(515,000)	—
Total other expense	(200,000)	20,000
Loss from continuing operations before income taxes	(43,443,000)	(27,325,000)

Income tax expense	(38,000)	42,000
Loss from continuing operations	(43,405,000)	(27,367,000)

Loss from discontinued operations, net of tax	(590,000)	(2,509,000)

Net loss attributable to ShiftPixy, Inc shareholders	$(43,995,000)	$(29,876,000)

Deemed dividend from change in fair value from warrants modification	(15,703,000)	—
Net loss attributable to common stockholders	$(59,698,000)	$(29,876,000)

Net Loss per share, Basic and diluted
Continuing operations	$(148.28)	$(81.23)
Discontinued operations	$(1.47)	$(7.44)
Net Loss per common share – Basic and diluted	$(149.75)	$(88.67)

Weighted average common stock outstanding – Basic and diluted	402,591	337,225
The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.
Consolidated Statements of Stockholders’ Deficit

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy Inc stock -holders	Non controlling	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				interest
Balance, August 31, 2020	—	$—	169,021	$1,000	$119,431,000	$(119,462,000)	$(30,000)	—	$(30,000)
Common stock issued for private placement, net of offering costs	—	—	49,485	2,000	11,060,000	—	11,062,000	—	11,062,000
Common stock issued for underwritten public offering, net of offering costs	—	—	40,000	—	10,701,000	—	10,701,000	—	10,701,000
Stock-based compensation expense	—	—	—	—	1,594,000	—	1,594,000	—	1,594,000
Preferred stock issued for Preferred Option exercise	12,500	—	—	—	—	—	—	—	—
Common stock issued for preferred stock exchange	(12,500)	—	125	—	—	—	—	—	—
Excess fair value of SPACs Founder shares transferred to underwriter	—	—	—	—	—	—	—	47,472,000	47,472,000
Net Loss						(29,876,000)	(29,876,000)	—	(29,876,000)
Balance, August 31, 2021	—	$—	258,631	$3,000	$142,786,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
ASC 842 adoption catch up adjustment	—	—	—	—	—	608,000	608,000	—	608,000
Common stock issued for private placement, net of offering costs	—	—	28,500	—	4,183,000	—	4,183,000	—	4,183,000
Common stock issued on exercised warrants, net of offering costs[1]	—	—	96,218	1,000	5,409,000	—	5,410,000	—	5,410,000
Common stock issued on exercised warrants, net of offering costs[2]	—	—	50,000	—	1,163,000		1,163,000		1,163,000
Prefunded warrants for private placement, net of offering cost	—	—	—	—	6,861,000	—	6,861,000	—	6,861,000
Stock-based compensation expense	—	—	—	—	1,283,000	—	1,283,000	—	1,283,000
Remeasurement of IHC temporary equity	—	—	—	—	(13,675,000)	—	(13,675,000)	—	(13,675,000)
Preferred stock issued	16,600,000	2,000	—	—	3,721,000	—	3,723,000	—	3,723,000
Common stock issued for preferred stock conversion	(8,000,000)	(1,000)	80,000	1,000			—	—	—
Cancellation of non-controlling on withdrawal of SPACs S-1 registration statements	—	—	—	—		—	—	(37,978,000)	(37,978,000)
Net Loss	—	—	—	—		(43,995,000)	(43,995,000)		(43,995,000)
Balance, August 31, 2022	8,600,000	$1,000	513,349	$5,000	$151,731,000	$(192,725,000)	$(40,988,000)	$9,494,000	$(31,494,000)
The accompanying notes are an integral part of these consolidated financial statements.
1 January 26, 2022 Warrant Exercise Agreement
2 July 18, 2022, Warrant Exercise Agreement

ShiftPixy, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	August 31, 2022	August 31, 2021
OPERATING ACTIVITIES
Net Loss	$(43,995,000)	$(29,876,000)
Income (loss) from discontinued operations	(590,000)	(2,509,000)
Net loss from continuing operations	(43,405,000)	(27,367,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Bad debt expense	—	45,000
Depreciation and amortization	509,000	357,000
Impaired asset expense	4,004,000	—
ROU asset impairment	3,851,000	—
Stock-based compensation	1,283,000	1,594,000
Expensed SPAC offering costs	515,000	—
Non-cash lease expense	382,000	—
Change in fair value of note receivable	—	41,000
Changes in operating assets and liabilities
Accounts receivable	219,000	(235,000)
Unbilled accounts receivable	636,000	(438,000)
Prepaid expenses and other current assets	(152,000)	65,000
Deposits – workers’ compensation	541,000	488,000
Deposits and other assets	25,000	(495,000)
Accounts payable and other accrued liabilities	6,409,000	2,722,000
Payroll related liabilities	8,179,000	2,124,000
Accrued workers’ compensation	(515,000)	565,000
Total Adjustments	25,886,000	6,833,000
Net cash used in continuing operating activities	(17,519,000)	(20,534,000)
Net cash used by discontinued operating activities	(1,000)	(978,000)
Net cash used in operating activities	(17,520,000)	(21,512,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(494,000)	(2,566,000)
Investment of IHC IPO proceeds into Trust Account	(116,969,000)	—
Net cash used in investing activities	(117,463,000)	(2,566,000)

FINANCING ACTIVITIES
Proceeds from initial public offering IHC	116,725,000	—
Deferred offering costs	—	(789,000)
SPAC offering costs paid	(3,663,000)	—
Proceeds from Public offering, net of offering costs	—	10,701,000
Proceeds from private placement offering, net of offering costs	4,183,000	11,062,000
Proceeds from exercised warrants, net of offering costs	6,573,000	—
Proceeds from private placement prefunded warrants, net of offering costs	6,861,000	—
Preferred stock issued	3,723,000	—
Net cash provided by financing activities	134,402,000	20,974,000

Net decrease in cash	(581,000)	(3,104,000)
Cash - Beginning of Year	1,199,000	4,303,000
Cash -End of Year	$618,000	$1,199,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$1,000	$14,000
Income taxes	4,000	—
Non-cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$244,000	$—
Excess fair value of SPACs founder shares transferred to underwriter	$—	$47,472,000
See accompanying notes to these consolidated financial statements.

ShiftPixy, Inc.
Notes to the Consolidated Financial Statements
August 31, 2022
Note 1: Nature of Operations
ShiftPixy, Inc. was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized Human Capital service provider that provides solutions for large contingent part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant industry in Southern California but has begun to expand into other geographic areas and industries employing temporary or part-time labor sources.
The Company functions as an employment administrative services (“EAS”) provider primarily through its wholly-owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), as well as a staffing provider through another of its wholly-owned subsidiaries, ShiftPixy Staffing, Inc (“Staffing”). These subsidiaries provide a variety of services to our clients, (as a co-employer through HCM and a direct employer through Staffing), including the following: administrative services, payroll processing, human resources consulting, and workers’ compensation administration and coverage (as permitted and/or required by state law). The Company has built a human resources information systems (“HRIS”) platform to assist in customer acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). We expect that our HRIS platform will continue to develop as necessary and appropriate to accommodate client needs for additional value-added services.

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
Effective August 31, 2022, ShiftPixy, Inc. (the “Company”) filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on Nasdaq September 1, 2022.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation
The Consolidated Financial Statements include the accounts of ShiftPixy, Inc., and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the accounts of (a) Industrial Human Capital, Inc. ("IHC"), which is a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of our 15% equity ownership stake, the overlap of three of our executive officers as executive officers of IHC, and significant influence that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC"). (See Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.
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
•Valuation related to Preferred stocks;
•Liability for legal contingencies;
•Useful lives of property and equipment;
•Deferred income taxes and related valuation allowance;
•Valuation of illiquid non-controlling interest in SPAC shares transferred;
•Valuation of long-lived assets including long term notes receivable; and
•Projected development of workers’ compensation claims.
Revenue and Direct Cost Recognition
On September 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and superseded most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition policies remained substantially unchanged as a result of the adoption of ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.
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

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net”

basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s consolidated balance sheets, and were $2,105,000 and $2,741,000, as of August 31, 2022, and August 31, 2021, respectively.

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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The disaggregated Company’s revenues for Fiscal 2022 and Fiscal 2021 was as follows:

Revenue (in millions):	2022	2021
HCM[1]	$6.4	$8.2
Staffing	29.6	15.2
	36.0	23.4

1 HCM revenue is presented net, $52.2 million gross less worksite employees payroll cost of $45.8 million for Fiscal 2022 and $63.8 million gross less worksite employees payroll cost of $55.6 million in Fiscal 2021.The Company is developing the ShiftPixy Labs, which is intended to launch multiple restaurants brands in the near future, however no revenue from this initiative has been earned as of the end of Fiscal 2022.

For Fiscal 2022 and Fiscal 2021, the following geographical regions represented more than 10% of total revenues:

Region:	2022	2021
California	52.1%	70.3%
Washington	13.3%	10.8%

Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under ASU No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 days' notice. These costs are recorded in commissions in the Company’s Consolidated Statements of Operations.
Segment Reporting
Prior to Fiscal 2021, the Company operated as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2021, the Company entered into new business lines and geographic areas that, to date, are not material. However, with the migration to Staffing during the fiscal quarter ending May 31, 2021, the Company is beginning to manage the business on a segmented basis between Staffing and HCM services and therefore intends to report such information once systems and processes are updated accordingly. Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively. See also Disaggregation of Revenue, above.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no such investments as of August 31, 2022, or August 31, 2021.
Marketable Securities Held in Trust Account

As of August 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an initial business combination ("IBC") or redemption of the public common shares of IHC.
Concentration of Credit Risk
The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances. As of August 31, 2022, there was $614,900 of cash on deposit in excess of the amounts insured by the FDIC.
The Company had no individual clients that represented more than 10% of its annual revenues in Fiscal 2022. For Fiscal 2021, two individual clients represented more than 10% of the Company's annual revenues. As of August 31, 2022, and August 31, 2021, the Company had five clients that represented 96% and four clients representing approximately 94% of its total accounts receivable, respectively.
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
Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.
The Company determined that there were no material internal software development costs for Fiscal 2022 or Fiscal 2021. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

The Company incurred research and development costs for the Fiscal 2022 and Fiscal 2021, of approximately $4.1 million and $6.8 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application.
Lease Recognition

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASC 842”), which required lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use model (“ROU”) that required a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Statement of Operations.

The Company adopted the standard on December 1, 2021, with an effective date of September 1, 2021. A modified retrospective transition approach was required, applying the standard to all leases existing at the date of initial application. An entity could choose to use either (1) the effective date of the standard or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chose the second option, the transition requirements for existing leases also applied to leases entered into between the date of initial application and the effective date. The entity had to also recast its comparative period financial statements and provide the disclosures required by the standard for the comparative periods. The Company elected to use the effective date as its date of initial application. Consequently, financial information was not updated and the disclosures required under the standard were not provided for dates and periods prior to September 1, 2021.

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

The standard had a material effect on the Company’s Consolidated Financial Statements. The most significant changes related to (1) the recognition of ROU assets and lease liabilities on the Consolidated Balance Sheet for the Company's office equipment and real estate operating leases and (2) providing significant disclosures about the Company’s leasing activities.

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

Impairment and Disposal of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. For Fiscal 2022, the Company recorded a long-lived asset impairment charge on its Note receivable of approximately $4.0 million and a right of use asset impairment of $3.9 million recorded in the operating expenses of the Consolidated Statements of Operations. See Note 3, Discontinued Operations and Note15 Commitments.

Workers’ Compensation
Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy through Everest National Insurance Company, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company is currently engaged in litigation regarding such a demand for additional premium payments, which we believe to be without merit, as discussed at Note 16, Contingencies, Everest Litigation, below.
Sunz Program
From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided through an arrangement with United Wisconsin Insurance Company and administered by the Sunz Insurance Company. Under this program, the Company has financial responsibility for the first $500,000 of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit- workers’ compensation, a long-term asset in its consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without merit, as discussed at Note 16, Contingencies, Sunz Litigation, below.
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
As of August 31, 2022, the Company had no Deposit – workers’ compensation classified as a short-term or as a long-term asset related to any of these programs.
The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2022, the Company had short term accrued workers’ compensation costs of $0.6 million and long term accrued workers’ compensation costs of $1.2 million.
The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, part of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of August 31, 2022, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of August 31, 2022, the Company had $1.4 million of short term liabilities and $3.3 million of long term liabilities, with no short or long term assets.
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
The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on our workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after August 31, 2022, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.
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
Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of August 31, 2022, and August 31, 2021, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at our estimate of expected collections value as described below and in Note 3, Discontinued Operations.
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
As of August 31, 2022, and August 31, 2021, the Company valued the Note Receivable as discussed in Note 3, Discontinued Operations, below.
Funds held in trust represent U.S. treasury bills that were purchased with funds raised through the initial public offering of IHC. The funds raised from SPACs are held in trust accounts that are restricted for use and may only be used for purposes of completing an IBC or redemption of the public shares of common stock of the SPACs as set forth in their respective trust agreements. The funds held in trust are included within Level 1 of the fair value hierarchy and included in Cash and marketable securities held in Trust Account in the accompanying Consolidated Balance Sheet.
The Company did not have other Level 1 or Level 2 assets or liabilities at August 31, 2022, or August 31, 2021. We recorded the fair value of the SPAC founder shares that the Company transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of our sponsored SPACs being consummated. See also Note 5, Special Purpose Acquisition company (SPAC) and Note 6, Deferred Offering Costs – SPACS, below.
When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended August 31, 2022, and August 31, 2021, there were no transfers of financial assets or financial liabilities between the hierarchy levels.
Advertising Costs
The Company expenses all advertising as incurred. The Company recorded expenses totaling $2.5 million and $2.6 million for Fiscal 2022 and Fiscal 2021, respectively.
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
Stock-Based Compensation
As of August 31, 2022, and August 31, 2021, the Company had one stock-based compensation plan under which the Company may issue both share and stock option awards. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation- Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at their fair values.
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

The number used for the weighted average number of shares of common stock outstanding for the earnings per share for the Fiscal 2022 and Fiscal 2021 was increased by 8,600,000 and 11,827,570, respectively. This increase reflects the inclusion of convertible preferred shares and common stock issuable upon full exercise of options to purchase a similar number of preferred shares and full conversion of those shares of preferred stock to shares of common stock.

Securities used in, or that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, consist of the following:

	For the Year Ended August 31, 2022	For the Year Ended August 31, 2021
Options	11,753	17,761
Warrants	522,786	95,921
Total potentially dilutive shares	534,538	113,682

Preferred Options are excluded from the potentially dilutive shares in the table above since they are included in the weighted average outstanding share count for the basic earnings per share calculation. For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the "Plan"), as described in Note 11, Stock Based Compensation, below. The number of options and warrants have been presented retroactively for the 1 for 100 reverse stock split, which was effective September 1, 2022, before issuance of the financial statements.
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

In August 2022, the FASB issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company does not expect the adoption of ASU 2020-6 to have any material impact on its consolidated financial statements.
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

During Fiscal 2022, our sponsored SPAC, IHC, completed its IPO, selling 11,500,000 units (the "IHC Units") pursuant to a registration statement and prospectus, as described below. The IPO closed on October 22, 2021, raising gross proceeds of $115 million. These proceeds were deposited in a trust account established for the benefit of the IHC public shareholders and, along with an additional $1.7 million deposited in trust by the Company reserved for interest payments for future possible redemptions by IHC stockholders, are included in Cash and marketable securities held in Trust Account in the accompanying Consolidated Balance Sheet at August 31, 2022. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of IHC.

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

In connection with the IPO, we purchased, through investments, 4,639,102 private placement warrants ("Placement Warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102, and we currently own 2,110,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Before the closing of the IPO, the Sponsor transferred 15,000 Founder Shares to IHC's independent directors, reducing its shareholdings from 2,125,000 to 2,110,000. Each Placement Warrant is identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of the IHC IPO, we determined that IHC is a Variable Interest Entity ("VIE") in which we have a variable interest because IHC does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that IHC's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of IHC as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC's economic performance. Since we are the primary beneficiary, IHC is consolidated into our Consolidated Financial Statements.

Shares Subject to Possible Redemption

The Company accounts for its common stock holdings in its sponsored SPACs (which are consolidated in our Consolidated Financial Statements), that are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. Accordingly, the Company classified the shares of common stock subject to possible redemption as temporary equity, outside of the shareholders’ equity section of the Company’s Consolidated Balance Sheet. Upon the November 9, 2022, filing of the Certificate of Correction with the Secretary of State of Delaware, effectively withdrawing the previously filed Extension Amendment and the November 14, 2022, filing of the Certificate of Dissolution, as described in Note 17, Subsequent Events, the Company reclassified these shares of common stock subject to possible redemption as a current liability of the Company's Consolidated Balance Sheet.

The Company recognizes changes in redemption value of these shares immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of August 31, 2022, the carrying amount of the sponsored SPAC shares of IHC common stock subject to redemption was recorded at their redemption value of $117.0 million. The remeasurement of the redemption value of the redeemable shares of common stock is recorded in equity. The remeasurement in equity comprised of offering cost incurred in connection with the sale of public shares of the SPACs was $13 million, consisting of approximately $9.5 million of offering costs related to the Founder Shares transferred to the SPACs’ underwriter representative as described in Note 6, Deferred Offering Costs, and $3.5 million in other offering costs related to the IPO paid at closing in cash. The Company accounts for the warrants as equity-classified.
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
For Fiscal 2022 and Fiscal 2021, the Company recorded the Note Receivable based on the estimate of expected collections based on additional information obtained through discussions with Vensure and evaluation of our records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments, and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. The Company assessed the collectibility of this note during its third quarter reporting of Fiscal 2022and determined that it was probable that all contractually required payments will not be collected and recorded a reserve on collectibility of approximately $4.0 million. The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 16, Contingencies, Vensure Litigation, below.

The following is a reconciliation of the gross proceeds to the net Note Receivable from the Vensure Asset Sale as presented on the Company’s consolidated balance sheet for Fiscal 2022.

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Gross note receivable	$9,500,000
Less: Transaction reconciliation – estimated working capital adjustment	(2,604,000)
Adjusted note receivable	6,896,000
Less: Reserve for estimated potential claims	(2,892,000)
Less: Reserve on potential collectibility	(4,004,000)
Long-term note receivable	$—

The Note Receivable was recorded as a long term note receivable as of August 31, 2021. The estimates of the working capital and gross billings adjustments would not result in any cash payments due to the Company as of Fiscal 2022 or Fiscal 2021.
The Vensure Asset Sale generated a gain of $15.6 million for Fiscal 2021. The Company expected a minimal tax impact from the Vensure Asset Sale as it utilized its net operating losses accumulated since inception to offset the gain resulting from discontinued operations tax provision with a corresponding offset to the valuation allowance.
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
(i) Working capital adjustments: Through August 31, 2021, the Company has identified $2.6 million of likely working capital adjustments, including $0.1 million related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of August 31, 2022, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon our internal records and best estimates. There is no assurance that the working capital change identified as of August 31, 2022, represents the final working capital adjustment.
(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during Fiscal 2021. No additional adjustment was made during Fiscal 2022.
The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	August 31, 2022	August 31, 2021
Deposits – workers’ compensation	$—	$356,000
Total current assets	—	356,000
Deposits – workers’ compensation	—	883,000
Total assets	$—	$1,239,000

Accrued workers’ compensation cost	$1,362,000	$1,516,000
Total current liabilities	1,362,000	1,516,000
Accrued workers’ compensation cost	3,269,000	5,411,000
Total liabilities	4,631,000	6,927,000

Net liability	$(4,631,000)	$(5,688,000)

Reported results for the discontinued operations by period were as follows:

	For the Year Ended
	August 31, 2022	August 31, 2021
Revenues	$—	$—
Cost of revenue	590,000	2,509,000
Gross profit	(590,000)	(2,509,000)

Operating expenses:
Salaries, wages and payroll taxes	—	—
Commissions	—	—
Total operating expenses	—	—

(Loss) income from discontinued operations	$(590,000)	$(2,509,000)
During Fiscal 2022, the Company recorded net operating loss from discontinued operations totaling $0.6 million, that were fully reserved for income tax. During Fiscal 2021, the Company recorded net operating loss from discontinued operations totaling $8,632,000 that were fully reserved for income tax. The components of income tax expense for discontinued operations are as follows:

	For the Year Ended August 31,
	2022	2021
Provision for income tax benefits
Federal tax benefits	$(114,000)	$(500,000)
State tax benefits	(45,000)	(129,000)
Total tax benefits	(159,000)	(629,000)
Valuation allowance on loss carryforwards	159,000	629,000
Provision for income tax expense from discontinued operations	$—	$—

Note 4: Going Concern
The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of August 31, 2022, the Company had cash of $0.6 million and a working capital deficit of $31.2 million. See Note 9, Workers’ Compensation; Note 10, Accrued Payroll and Related Liabilities; and Note 15, Commitments. During this period, the Company used approximately $17.5 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $192.7 million as of August 31, 2022. As of August 31, 2022, the Company is delinquent with respect to remitting payroll tax payments to the IRS. See Note 10: Accrued Payroll and Related Liabilities. The Company has been in communication with the IRS regarding amounts owing in relation to credits due. In addition, some clients have filed suits against the Company, demanding that the Company take action to seek additional ERTC tax credits for the subject periods. Until the matter is concluded and the taxes are paid, the IRS could, subject to its standard processes and the Company’s rights to respond, implement collection actions, including such actions as levying against Company bank accounts, to recover the amounts that it calculates to be due and owing.
Historically, our principal source of financing has come through the sale of our common stock and issuance of convertible notes. In September 2021, we raised approximately $12 million ($11.1 million net of costs) in connection with the sale of common stock and warrants; in January 2022, we entered into a warrant exercise agreement that raised approximately $5.9 million ($5.4 million net of costs), and in July 2022, we entered into a warrant exercise agreement that raised approximately $1.3 million ($1.2 million net of costs). See Note 11, Stockholders' Equity (Deficit).
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. Our plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations and strengthening of our sales force strategy by focusing on staffing services as our key driver to improve our margin and the continued support and functionality improvement of our information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. We expect to continue to invest in our HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
The Company also expects its ShiftPixy Labs growth initiative to generate cash flow once launched, by functioning as an incubator of food service and restaurant concepts through collaboration and partnerships with local innovative chefs. If successful, the Company believes that this initiative will produce businesses that provide recurring revenue through direct sales, as well as through utilization of the ShiftPixy Ecosystem, HRIS platform, and other human capital services that the Company provides. To the extent that this business model is successful and can be replicated in other locations, the Company believes that it has the potential to contribute significant revenue to ShiftPixy in the future. The Company may also take equity stakes in various branded restaurants that it develops and operates with its partners through ShiftPixy Labs. Such ownership interests will be held to the extent that it is consistent with the Company’s continued existence as an operating company, and to the extent that the Company believes such ownership interests have the potential to create value for its shareholders.

The Company expects to engage in additional sales of its securities during Fiscal 2023, either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. The Company’s management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful on obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These consolidated financial statements do not include any adjustments for this uncertainty.
Note 5: Special Purpose Acquisition Company ("SPAC") Sponsorship
On April 29, 2021, we announced our sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPACs. Each SPAC was seeking to raise approximately $150 million in capital investment, through an IPO, to acquire companies in the healthcare and technology segments of the staffing industry, as well as one or more insurance entities. On March 18, 2022, the IPO registration statements related to the three other SPACs we had sponsored, Vital Human Capital, Inc. ("Vital"), TechStackery, Inc. ("TechStackery"), and Firemark Global Capital, Inc. ("Firemark"), were withdrawn. With the withdrawal of these IPO registrations, the Company recorded approximately $38.0 million of deferred costs against Non-controlling interest.
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
Following the closing of the IPO, the sum of $116,725,000 was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "ICA"), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the ICA, as determined by the Company, until the earlier of: (i) the completion of the IBC and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The $116,725,000 consisted of the $115,000,000 of gross proceeds from the sale of the IHC Units in the IPO and $1,725,000 funded by the Company, as the corporate parent of the Sponsor, representing guaranteed interest for future redemptions and calculated as one year's interest at 1.5%. With the completion of the IPO, the Company recorded approximately $9.5 million of deferred costs in APIC, and $0.3 million of offering costs paid on behalf of IHC. During Fiscal 2022, IHC incurred approximately $3.5 million in offering costs. No other offering costs have been incurred during the period for the withdrawn SPACs. The Trust Account generated interest and dividend income for the Fiscal 2022 of approximately $0.02 million. After completion of its IPO, IHC sought to acquire companies in the light industrial segment of the staffing industry.
Upon the completion of IHC's IPO, through our wholly-owned subsidiary, we owned approximately 15% of its issued and outstanding stock. Furthermore, we anticipated that IHC would operate as a separately managed, publicly traded entity following the completion of its IBCs. The operations of IHC have been consolidated in the accompanying financial statements for the reasons set forth above in Note 2, Summary of Significant Accounting Policies.

On October 14, 2022, the stockholders of IHC, approved the proposed action to file an amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 22, 2022, to April 22, 2023, or a such earlier date as determined by the board of directors. The Company accordingly filed the Amendment with the Secretary of State of Delaware. In connection with the meeting, however, shareholders holding 11,251,347 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. leaving 248,653 of the Company’s remaining Public Shares outstanding and the Trust Account substantially below the $5,000,001 minimum net tangible asset amount required by IHC's Amended and Restated Certificate of Incorporation to be available upon consummation of such Business Combination. IHC's efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, and IHC accordingly declined to fund the extension, cancelled the Amendment as filed with the Secretary of State of Delaware, and proceeded to cease operations, dissolve and unwind. The board of directors of IHC accordingly adopted resolutions to liquidate, dissolve and unwind the entity. See Note 17, Subsequent Events. Since IHC was dissolved on November 14, 2022, and since the Trust released all the redemption funds to shareholders on December 2, 2022, effectively liquidating the Trust, we will evaluate the impact including de-consolidation of its operations during our first quarterly reporting for our Fiscal 2023.
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

One of the Company's sponsored SPACs, IHC, completed its IPO on October 22, 2021, resulting in the recognition of approximately $13 million of offering costs, including $9.8 million that had been deferred as of August 31, 2021 in APIC. No offering costs were incurred for TechStackery, Vital, or Firemark during the quarter ended May 31, 2022, as these company's registration statements were withdrawn.
As discussed in Note 5, Special Purpose Acquisition Company ("SPAC") Sponsorship, the registration statements on Form S-1 previously filed with the SEC relating to three of its Sponsored SPACs — Vital, TechStackery, and Firemark have been withdrawn. The abandonment of these SPAC IPOs resulted in our recognition of approximately $38.5 million of deferred offering costs against $38 million in non-controlling interest and $0.5 million in the other expenses in our Consolidated Statement of Operations.

Note 7: Accounts Receivable
Accounts receivable represent outstanding gross billings to clients, and are reported net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision, based on its past experiences, for other potentially uncollectible amounts. The provision for doubtful accounts during Fiscal 2022 and Fiscal 2021 was not material. Write-offs for Fiscal 2022 and Fiscal 2021 were $0 and $45,000, respectively.

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
Note 8: Fixed Assets
Fixed assets consisted of the following at August 31, 2022, and August 31, 2021:

	August 31, 2022	August 31, 2021
Equipment	2,700,000	2,386,000
Furniture & fixtures	614,000	599,000
Leasehold improvements	710,000	545,000
	4,024,000	3,530,000
Accumulated depreciation & amortization	(1,255,000)	(746,000)
Fixed assets, net	$2,769,000	$2,784,000
Depreciation and amortization expense for Fiscal 2022 and Fiscal 2021 was $509,000 and $357,000, respectively.
Software consists primarily of customized software purchased from third-party providers, which is incorporated into the Company’s HRIS platform and related mobile application.
The Company has evaluated certain development costs of its software solution in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. For Fiscal 2022 and Fiscal 2021, no internally developed software was capitalized.
Note 9: Workers’ Compensation
The Company had three workers’ compensation programs in effect at various points during Fiscal 2022 and Fiscal 2021. The Everest program covered corporate employees and WSEs from July 1, 2017 through June 30, 2018 and the SUNZ program covered corporate employees and WSEs from July 1, 2018 through February 28, 2021.
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
The following table summarizes the workers’ compensation deposit from continuing operations for Fiscal 2022 and Fiscal 2021:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2020	$—	1,029,000	$1,029,000
Premiums paid	—	—	—
Paid in deposits	—	446,000	446,000
Claim losses	—	(934,000)	(934,000)
Deposit refund	—	—	—
Workers’ Comp Deposit at August 31, 2021	$—	541,000	$541,000
Paid in deposits	—	—	—
Claim losses	—	(541,000)	(541,000)
Workers’ Comp Deposit at August 31, 2022	—	—	—
Less Current Amount	—	—	—
Long Term Balance at August 31, 2022	$—	—	$—
The following table summarizes the workers’ compensation deposit from discontinued operations for Fiscal 2022 and Fiscal 2021:

	Everest Program	SUNZ Program	Total
Workers’ Comp Deposit at August 31, 2020	$—	3,611,000	$3,611,000
Premiums paid	—	—	—
Paid in deposits	—	1,062,000	1,062,000
Claim losses	—	(3,434,000)	(3,434,000)
Deposit refund	—	—	—
Workers’ Comp Deposit at August 31, 2021	$—	1,239,000	$1,239,000
Paid in deposits	—	—	—
Claim losses	—	(1,239,000)	(1,239,000)
Workers’ Comp Deposit at August 31, 2022	—	—	—
Less Current Amount	—	—	—
Long Term Balance at August 31, 2022	$—	—	$—
The following table summarizes the accrued workers’ compensation liability from continuing operations for Fiscal 2022 and Fiscal 2021:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2020	$204,000	1,541,000	$1,745,000
Claim loss development	50,000	1,273,000	1,323,000
Paid in losses	—	(760,000)	(760,000)
Workers’ Comp Liability at August 31, 2021	$254,000	2,054,000	$2,308,000
Claim loss development	101,000	(130,000)	(29,000)
Paid in losses	—	(541,000)	(541,000)
Workers’ Comp Liability at August 31, 2022	355,000	1,383,000	1,738,000
Less Current Amount	(135,000)	(376,000)	(511,000)
Long Term Balance at August 31, 2022	$220,000	1,007,000	$1,227,000

The following table summarizes the accrued workers’ compensation liability from discontinued operations for Fiscal 2022 and Fiscal 2021:

	Everest Program	SUNZ Program	Total
Workers’ Comp Liability at August 31, 2020	$717,000	5,405,000	$6,122,000
Claim loss development	103,000	2,639,000	2,742,000
Paid in losses	—	(3,583,000)	(3,583,000)
Workers’ Comp Liability at August 31, 2021	$820,000	4,461,000	$5,281,000
Claim loss development	130,000	459,000	589,000
Paid in losses	—	(1,239,000)	(1,239,000)
Workers’ Comp Liability at August 31, 2022	950,000	3,681,000	4,631,000
Less Current Amount	(361,000)	(1,001,000)	(1,362,000)
Long Term Balance at August 31, 2022	$589,000	2,680,000	$3,269,000

The Company is currently engaged in litigation regarding a demand for additional premium payments from Everest and additional claims loss funds from Sunz, which we believe to be without merit, as discussed at Note 16, Contingencies, Everest and Sunz Litigation, below.

Note 10: Accrued Payroll and Related Liabilities
Accrued payroll liabilities consisted of the following at August 31, 2022, and August 31, 2021:

	August 31, 2022	August 31, 2021
Accrued Payroll	$2,270,000	$2,438,000
Accrued Payroll Taxes	13,278,000	4,758,000
Corporate employee accrued paid time off	506,000	680,000
Accrued Payroll and related liabilities	$16,054,000	$7,876,000
Accrued payroll and accrued payroll taxes represent payroll liabilities associated with the Company’s WSEs as well as its corporate employees. The Company has recorded in its accrued expenses approximately $1.1 million in interest and penalties on approximately $12 million delinquent outstanding payroll taxes to the IRS and other state and local agencies.
Note 11: Stockholders’ Equity (Deficit)
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

The Company evaluated the Preferred Options on the same date using Level 2 inputs based on the offering price of the Company’s common stock and warrants issued in connection with its May 2020 Public Offering, as adjusted for the fair value of the warrants issued in conjunction with said public offering. The resulting allocated common share price was then discounted for a lack of marketability of shares subject to “lock-up” agreements entered into in connection with the May 2020 Public

Offering, which yielded a fair value of $2.52 per Preferred Option. The Company used the following assumptions to value the expense related to the Preferred Options: (i) option life of 3.77 years; (ii) risk free rate of 0.47%; (iii) volatility of 134%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $3.62 per share of the Company’s common stock.

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which were subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of August 31, 2022, the restrictions on 294,490 of these shares have been lifted, rendering them freely tradable. On October 22, 2021, the Company’s board of directors canceled the remaining 11,790,000 of these Preferred Options previously issued to its co-founder, J. Stephen Holmes, pursuant to the September 2016 grant. Accordingly, these Preferred Options are no longer exercisable. See Note 16 Contingencies and Note 17 Subsequent Events.

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

On July 14, 2022, the Board of the Company approved the issuance to the Company’s founder and principal shareholder, Scott Absher, of 12,500,000 shares of the Company’s Preferred Class A Stock ("Preferred Shares"), par value $0.0001 per share, in exchange for (a) the surrender by Mr. Absher of his options to acquire 12,500,000 Preferred Shares, which Preferred Options provide for exercise upon certain triggering events as described above, and as detailed in our prior filings, and (b) the tender of payment by Mr. Absher of the sum of $5,000, representing four times the par value for such Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2322 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.06%; (iii) volatility of 125.664%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2580 per share of the Company’s common stock. These were recorded as compensation expense in the general and administrative expenses in the Consolidated Statements of Operations.

On July 19, 2022, Mr. Absher converted 8,000,000 shares of the Preferred Shares to 8,000,000 shares of the Company’s Common Stock, par value $0.0001 per share. Pursuant to Rule 144, these 8,000,000 shares of Common Stock are subject to a six-month holding period during which they may not be sold in the marketplace. A remaining 4,500,000 Preferred Shares were still outstanding as of August 31, 2022.

On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $820,793.24, in exchange for an option to receive 4,100,000 shares of the Company's Preferred Class A Stock. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 2.970%; (iii) volatility of 125.700%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2250 per share of the Company’s common stock. Pursuant to Rule 144, these 4,100,000, when converted into shares of Common Stock are subject to a six-month holding period during which they may not be sold in the marketplace.

October 2020 Public Offering
On October 8, 2020, the Company entered into an underwriting agreement (the “October Underwriting Agreement”) with AGP in connection with a public offering (the “October 2020 Offering”) of an aggregate of (i) 40,000 shares of our common stock and (ii) warrants to purchase 23,000 shares of common stock (the “October 2020 Common Warrants”), which included the partial exercise of AGP’s over-allotment option to purchase 3,000 additional October 2020 Common Warrants.
Each share of common stock was sold together with an October 2020 Common Warrant as a fixed combination, with each share of common stock sold being accompanied by an October 2020 Common Warrant to purchase 0.5 shares of common stock. Each share of common stock and accompanying October 2020 Common Warrant was sold at a price to the public of $300.00. The October 2020 Common Warrants were immediately exercisable, will expire on October 13, 2025, and have an exercise price of $330.00 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations.
The October 2020 Offering closed on October 14, 2020, for gross proceeds of approximately $12.0 million, prior to deducting $1.3 million of costs consisting of underwriting discounts and commissions and offering expenses payable by the Company, which includes a partial exercise of the underwriter’s over-allotment option to purchase additional October 2020 Common Warrants. Pursuant to the October Underwriting Agreement, the Company, upon closing of the October 2020 Offering, issued to AGP warrants to purchase up to 2,000 shares of common stock (the “October Underwriter Warrants”), which is equivalent to 5.0% of the aggregate number of shares of common stock sold in the October 2020 Offering. The October Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, commencing six months after the closing date and ending 5 years from the closing date, at a price per share equal to $330.00, which is equivalent to 110% of the public offering price per share. The Company accounts for the warrants as equity-classified.
May 2021 Private Placement
On May 17, 2021, the Company closed a private placement with a large institutional investor pursuant to which it sold to the investor an aggregate of (i) 23,200 shares of the Company’s common stock, par value $0.010 per share (the “Common Stock”), together with warrants (the “May 2021 Common Warrants”) to purchase up to 23,200 shares of Common Stock, with each May 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $242.50, and (ii) 26,285 prefunded warrants (the “May 2021 Prefunded Warrants”), together with the May 2021 Common Warrants to purchase up to 26,285 shares of Common Stock, with each May 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.010. Each share of Common Stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $242.50 and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $242.49.

The May 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.010, and may be exercised at any time until all of the May 2021 Prefunded Warrants are exercised in full. The May 2021 Common Warrants have an exercise price of $242.5 per share, are immediately exercisable, and will expire five years from June 15, 2021, which is the date that the registration statement covering the resale of the shares underlying the Common Warrants was declared effective. The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.94 million of costs consisting of Placement Agent commissions and offering expenses payable by the Company. In addition to the seven percent (7.0%) of the aggregate gross proceeds cash fee, the Company issued to the Placement Agent warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of Common Stock issuable upon exercise of the May 2021 Prefunded Warrants sold in the private placement (the “May Placement Agent Warrants”). The May Placement Agent Warrants are exercisable for a period commencing on November 17, 2021 (six months after issuance), expire June 15, 2025, and have an initial exercise price of $266.75 per share.
September 2021 Private Placement
In September 2021, the Company entered into a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 28,500 shares of Common Stock, together with warrants (the “September 2021 Common Warrants”) to purchase up to 28,500 shares of Common Stock, with each September 2021 Common Warrant exercisable for one share of Common Stock at a price per share of $159.50, and (ii) 46,735 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 Common Warrants to purchase up to 75,235 shares of Common Stock, with each September 2021 Prefunded Warrant exercisable for one share of Common Stock at a price per share of $0.010. Each share of Common Stock and accompanying September 2021 Common Warrant were sold together at a combined offering price of $159.50 and each September 2021 Prefunded Warrant and accompanying September 2021 Common Warrant were sold together at a combined offering price of $159.49.

The September 2021 Prefunded Warrants are immediately exercisable, at a nominal exercise price of $0.010, and may be exercised at any time until all of the September 2021 Prefunded Warrants are exercised in full. The September 2021 Common Warrants have an exercise price of $159.50 per share, are immediately exercisable, and will expire five years from the date that the registration statement covering the resale of the shares underlying the September 2021 Common Warrants is declared effective (which has not yet occurred). The private placement generated gross proceeds of approximately $12.0 million, prior to deducting $0.9 million of costs consisting of placement agent commissions and offering expenses payable by the Company. In addition to the seven percent (7%) of the aggregate gross proceeds cash fee, the Company issued to the placement agent warrants to purchase $3,762 shares of our common stock issuable upon exercise of the September 2021 Prefunded Warrants sold in the offering (the “September Placement Agent Warrants”). The September Placement Agent Warrants are exercisable for a period commencing on March 3, 2022 (six months after issuance) and expire four years from the effective date (which occurred on May 3, 2022) of a registration statement for the resale of the underlying shares, and have an initial exercise price per share of $175.45. The Company accounts for the warrants as equity-classified.
January 2022 Warrant Exercise Agreement
On May 17, 2021, we issued warrants to purchase up to an aggregate of 49,485 shares of our common stock, par value $0.0001 with an exercise price of $242.50 (the "Existing Warrants"). The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercise Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 49,485 of its Existing Warrants (the "Investor Warrants") into shares of our common stock (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $120.00 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 98,969 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $155.00. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $461,000 of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $639,000 for the increased fair value of the modified warrants; and (ii) $12,590,000 as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5,477,000 as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,731,000 was recorded as a deemed dividend on the Consolidated Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation. The Company accounts for the warrants as equity-classified.
July 19, 2022 Warrant Exercise Agreement
On July 18, 2022, the Company entered into a warrant exercise agreement (the “Exercise Agreement”) with the holder of the September 2021 Warrants and January 2022 Warrants (the “Exercising Holder”). Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise for cash 50,000 of its September 2021 Warrants (the “Investor Warrants”). In order to induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amends the September 2021 Warrants and January 2022 Warrants to (a) reduce the exercise price per share of the September 2021 Warrants and January 2022 Warrants to $26.00, (b) extends the expiration date of the September 2021 Warrants to May 3, 2029, and (c) extends the expiration date of the January 2022 Warrants to July 28, 2029 and (ii) provides for the issuance by the Company to the Exercising Holder of new warrants to purchase up to 348,408 shares of common stock (the “New Warrants”) (equal to 200% of the sum of the September 2021 Warrants and January 2022 Warrants). The New Warrants are exercisable for a period of seven years commencing upon issuance and have an exercise price per share of $26.00. On July 25, 2022, the Company entered into an amendment with the holder of the Company’s warrants to purchase 348,408 shares of common stock, issued July 19, 2022. Pursuant to the amendment, the warrants were amended to be exercisable commencing January 19, 2023 (six months from the date of issuance) and will terminate January 19, 2030.
As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the July 2022 Common Warrants, the Company recorded approximately (i) $488,700 and $599,700 for the increased fair value of the September 2021 and January 2022 modified warrants, respectively; and (ii) $8,084,000 as the fair value of the July 2022 Common Warrants on the date of issuance. We recorded approximately $100,000 on paid cost and $1,200,000 as issuance costs that offset the $130,000 of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7,972,500 was recorded as a deemed dividend on the Consolidated

Statements of Operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation. The Company accounts for the warrants as equity-classified.
Common Stock and Warrants
During Fiscal 2022, the Company issued the following securities pursuant to the transactions described above:
•28,500 shares of common stock, prefunded warrants to purchase 46,735 shares of common stocks and warrants to purchase 75,235 common stock pursuant to the September 2021 PIPE.
•49,485 shares of common stock and warrants to purchase 98,969 shares of common stock pursuant to the January 2022 Warrant Exercise Agreement.
•50,000 shares of common stock and warrants to purchase 348,408 common stock in connection with the July 19 2022 Warrant Exercise Agreement.
•8,000,000 Preferred Shares converted into 80,000 shares of the Company’s Common Stock, par value $0.0001 per share.
During Fiscal 2021, the Company issued the following securities pursuant to the transactions described above:
• 40,000 shares of common stock pursuant to the October 2020 Public Offering at $300.00 per share and warrants to purchase 23,000 shares of common stock.
•23,200 shares of common stock, 26,285 May 2021 Prefunded Warrants and May 2021 Common Warrants to purchase up to 49,485 shares of common stock pursuant to the May 2021 Private Placement. Each share of Common Stock and accompanying May 2021 Common Warrant were sold together at a combined offering price of $242.50, and each May 2021 Prefunded Warrant and accompanying May 2021 Common Warrant were sold together at a combined offering price of $242.49.
The following table summarizes the changes in the Company’s issued and outstanding common stock and prefunded warrants from August 31, 2021, to August 31, 2022:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2021	95,921	4.4	$384
Issued	573,109	7.6	83
(Cancelled)	(25)	0	27,600
(Exercised)	(146,220)	5.2	—
Warrants outstanding, August 31, 2022	522,786	7.2	$78
Warrants exercisable, August 31, 2022	174,377	5.8	$161

The following tables summarize the Company’s issued and outstanding warrants outstanding as of August 31, 2022:

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
July 2022 Common Warrants (1)	348,408	7.9	$26.00
January 2022 Common Warrants	98,969	6.9	$26.00
September 2021 Common Warrants	25,235	6.7	$26.00
September 2021 Underwriter Warrants	3,762	6.7	$175.00
May 2021 Underwriter Warrants	2,474	3.7	267.00
October 2020 Common Warrants	23,000	3.1	330.00
October 2020 Underwriter Warrants	2,000	3.1	330.00
May 2020 Common Warrants	12,776	2.7	540.00
May 2020 Underwriter Warrants	1,111	2.7	540.00
March 2020 Exchange Warrants	4,237	3.1	1,017.00
Amended March 2019 Warrants	663	1.5	4,000.00
March 2019 Services Warrants	34	1.5	7,000.00
June 2018 Warrants	63	1.3	4,000.00
June 2018 Services Warrants	54	1.3	9,960.00
	522,786	7.2	$71.00
(1)The July 2022 Common Warrants are not exercisable until January 19, 2023.
The number of warrants and exercise price have been presented retroactively for the 1 for 100 reverse stock split, which was effective September 1, 2022, before issuance of the financial statements.

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
For all options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020 typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term and, as of August 31, 2022, all options granted to date are exercisable.
Stock grants are issued at fair value, considered to be the market price on the grant date. The fair value of option awards is estimated on the grant date using the Black-Scholes stock option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends.

Following its adoption of ASU 2016-9, the Company elected to account for forfeitures under the Plan as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture.
The Company recognized approximately $4,184,267 and $1,593,579 of compensation expense recorded in “Stock-Based Compensation – General and Administrative Expenses" for Fiscal 2022 and Fiscal 2021, respectively.
The Company compensates its board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the consolidated balance sheet. The Company has incurred $225,000 and $169,000 for the Fiscal 2022 and Fiscal 2021, respectively.
At August 31, 2022, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of three years for outstanding grants was $1,783,000.
The following table summarizes the Company’s option grant, exercise and forfeiture activity from August 31, 2020, through August 31, 2022:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2020	13,987	9.5	$818.00
Granted	8,400	8.5	261.00
Exercised	—	—	—
Forfeited	(4,626)	5.9	272.00
Balance, August 31, 2021	17,761	8.9	653.00
Granted	1,400	9.8	105.00
Exercised	—	—	—
Forfeited	(7,409)	8.4	454.00
Balance at August 31, 2022	11,753	8.1	$733.00
Options outstanding as of August 31, 2022, and August 31, 2021 had aggregate intrinsic value of $0, respectively.

Option vesting activity from August 31, 2020, through August 31, 2022, was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2020	284	7.2	$11,510.00
Vested	2,816	8.8	$715.00
Exercised	—	—	$—
Forfeited	(8)	6.1	$6,717.00
Balance, August 31, 2021	3,092.57	8.6	$1,691.00
Vested	4,235	8.6	$488.00
Exercised	—	0	$—
Forfeited	(2,059)	8.1	$610.00
Balance at August 31, 2022	5,269	8.1	$1,146.00

The following table summarizes information about stock options outstanding and vested at August 31, 2022:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options not Exercisable	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
			(In years)			(In years)
$50.00-1,000.00	—	11,391	8.1	$425.00	4,920	8.1	$461.00
$1,001.00-$4,000.00	—	20	7.0	1,895.00	17	6.8	1,900.00
$4,001.00–$8,000.00	—	121	6.8	5,121.00	111	6.6	5,120.00
$8,001.00–$12,000.00	—	101	6.0	10,298.00	101	5.7	10,300.00
$12,001.00–$16,000.00		109	5.1	15,584.00	109	4.9	15,590.00
$16,001.00-$39,160.00	—	11	5.1	39,160.00	11	4.9	39,160.00
	—	11,753	8.1	$733.00	5,269	8.1	$1,146.00
The number of options and exercise prices have been presented retroactively for the 1 for 100 reverse stock split, which was effective September 1, 2022.
Note 13: Related Parties

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
Director Compensation

Amanda Murphy

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received a salary compensation of $240,000 and $264,152 in Fiscal 2021 and Fiscal 2022, respectively. On October 22, 2021, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $500,000, all of which were effective January 1, 2022. As of August 31, 2022, Ms. Murphy has deferred payment related to her salary increase of approximately $157,000. The deferred payment salary is recorded in the accrued liabilities on the Consolidated Balance Sheet.

During Fiscal 2021, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices, Ms. Murphy received a one-time incentive payment of approximately $80,000 in addition to reimbursement of her expenses associated with her relocation.

Scott Absher

Scott W. Absher, our CEO and Chair of our Board, received compensation in the form of salary of approximately $764,673 and $750,000 for Fiscal 2022 and Fiscal 2021, respectively. On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1,000,000, effective January 1, 2022, and also approved the payment of a $500,000 bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of August 31, 2022, Mr. Absher received payment of 50% of his bonus, or $250,000, in March 2022. Furthermore, as discussed in Note 11, Stockholders' Equity (Deficit) on August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $820,793.24, in exchange for an option to receive 4,100,000 Company Preferred Shares. The agreement settled, the deferred payment of his incremental base salary, his outstanding PTO as of July 31, 2022, and the remaining 50% of his approved bonus.

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

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during Fiscal 2021. On October 22, 2021, the Company severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company (See Note 11. Stockholders Equity (Deficit) and Note 16. Contingencies.)
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
Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019, and received compensation of $276,951 in Fiscal 2019. On November 18, 2021, Mr. Absher rejoined the Company as Deputy General Counsel – Special Projects, for an annual salary of 240,000 for Fiscal 2022. Based on his re-hire date, Mr. Absher did not receive any compensation from the Company in Fiscal 2021.

David May, a member of our business development team, is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. May received compensation, including sales commissions, of approximately $149,000 for Fiscal 2022 and $125,000 in Fiscal 2021.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. Eastvold received compensation of approximately $224,000 and $200,000 for Fiscal 2022 and Fiscal 2021, respectively.

Jason Absher, a member of our business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher was hired on February 22, 2021, at an annual salary of $75,000, which was subsequently raised to $120,000, effective August 1, 2021. As of August 31, 2022, Mr. Jason Absher is still earning the same salary as of Fiscal Year 2021.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of 240,000 and $183,000 for Fiscal 2022 and Fiscal 2021. In addition, as noted above, Hannah Absher received a relocation bonus of approximately $18,000 during Fiscal 2021, in connection with her relocation. Neither Connie Absher nor Elizabeth Eastvold received any such relocation bonus.

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
Significant components of the net deferred tax assets as reflected on the consolidated balance sheets are as follows:

	August 31,
	2022	2021
Deferred tax liabilities:
Depreciation	$(587,000)	$(597,000)
Note receivable	—	(1,088,000)
Total deferred tax liabilities	(587,000)	(1,685,000)

Deferred tax assets:
Net operating loss carryforward	26,069,000	18,198,000
Business interest	2,942,000	2,998,000
Other accruals	896,000	458,000
Workers’ compensation accruals	1,734,000	2,061,000
Stock-based compensation	135,000	207,000
Deferred rent	—	168,000
ASC 842 Lease liability	31,000	—
Other	4,000	6,000
Total deferred tax assets	31,811,000	24,096,000
Valuation allowance	(31,224,000)	(22,411,000)
Total net deferred tax assets	$587,000	$1,685,000
Net deferred tax assets	$—	$—

Income tax expense/(benefit) from continuing operations consists of the following:

	For the Year Ended August 31,
	2022	2021
Current
Federal	$—	$—
State	(38,000)	42,000
Total current	(38,000)	42,000
Deferred
Federal	(6,177,000)	(5,059,000)
State	(2,476,000)	(2,807,000)
Total deferred	(8,653,000)	(7,866,000)
Change in valuation allowance	$8,653,000	$7,866,000
Total Income Tax Expense (Benefit)	$(38,000)	$42,000
The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	August 31, 2022	August 31, 2021
Federal statutory rate (21%)	$(9,124,000)	$(5,738,000)
Inducement Loss	917,000	—
Non-deductible penalties and other permanent differences	1,227,000	333,000
State and local income taxes, net of federal benefit	(1,983,000)	(1,607,000)
Redetermination of prior year taxes	272,000	(812,000)
Change in valuation allowance	8,653,000	7,866,000
Net income tax provision (Benefit)	$(38,000)	$42,000
The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2022, and 2021, the Company had no accrued interest and penalties related to uncertain tax positions.
The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent, depreciation and workers’ compensation accrual. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance in 2022 and 2021 was approximately $8,653,000 and $7,866,000, respectively.
As of August 31, 2022, and 2021, the Company had cumulative federal net operating loss ("NOL") carryforwards of approximately $93,597,000 and $64,652,000 respectively, which begin to expire in 2035 and state net operating loss carryforwards of approximately $100,780,000 and $68,034,000, respectively. The Company’s net operating losses may be limited by the provisions of IRC Section 382, for which the Company has not performed an analysis of the potential limitations. These limitations will be imposed when the Company attains taxable income against which the NOL will be utilized. As of August 31, 2022 and 2021, the company had NOLs of $66,755,000 and $37,809,000 which have an indefinite life but are limited to 80% of taxable income when used. As explained above, the Company has determined that it is more likely than not that the Company’s deferred tax assets related to NOL Carryforwards will not be utilized.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company' evaluated the impact of the CARES Act and determined that there was no material effect.

The Company is subject to taxation in the U.S. The tax years for 2018 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.
Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure. The Company does not expect a material change to this assessment over the 12 months following August 31, 2022.

In August 2022 the United States enacted tax legislation through the Inflation Reduction Act (IRA). The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period ending after 31 December 2021 and preceding the tax year exceeds $1 billion. The CAMT is effective for tax years beginning after 31 December 2022. The CAMT is currently not applicable to the Company.
Note 15: Commitments
Operating Lease
Effective April 15, 2016, the Company entered into a non-cancelable five-year operating lease for its Irvine office facility. On July 25, 2017, the Company entered into a non-cancelable operating lease for expansion space at its Irvine offices with a termination date that coincides with the termination date of the prior lease and extended the terms of the original lease until June 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $35,000.
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
Effective June 21, 2021, the Company entered into a non-cancelable 77-month lease for premises consisting of approximately 13,418 square feet of office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The Company lease had possession date of August 1, 2022. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease. Monthly rent expense under this lease is approximately $27,000.
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
On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from our primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs. See Note 16, Contingencies. As a result of the abandonment, the Company evaluated the Right-Of-Use ("ROU") Assets for impairment as of August 31, 2022, and recorded an impairment charge of $3,866,802, within the impairment loss line item on the Consolidated Statements of Operations. Furthermore, the

Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3,761,352 in the accrued expenses of the Consolidated Balance sheet.
The components of lease expense are as follows:

	August 31, 2022	August 31, 2021
Operating Lease Cost	1,362,902	$997,225

Future minimum lease and licensing payments under non-cancelable operating leases at August 31, 2022, are as follows:

Minimum lease commitments
2023	973,517
2024	1,060,669
2025	1,095,396
2026	828,863
2027	648,387
Thereafter	319,125
Total minimum payments	$4,925,957
Less: present value discount	631,033
Lease Liability	$4,294,924

Weighted-average remaining lease term - operating leases (months)	70
Weighted-average discount rate	5.54%
The current portion of the operating lease liability is included within our accounts payable and other accrued liabilities in our Consolidated Balance Sheet.
Non-contributory 401(k) Plan
The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age and have completed 3 months of service. There were no employer contributions to the 401(k) Plan during Fiscal 2022 and Fiscal 2021.
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

The investment amounts set forth above do not include loans that the Company may extend to each SPAC in an amount not to exceed $500,000 individually (or $2 million in the aggregate), in its role as sponsor. As of October 31, 2021, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $820,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. With the IHC SPAC liquidation the Company impaired approximately $0.4 million in outstanding loans that are considered uncollectible. The effect of this impairment had been eliminated as part of the IHC consolidation.
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

Kadima Litigation

The Company is in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of the date of this Form 10-K, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima refused to continue development work, denied access to developed software, and refuses to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputes and denies each of Kadima’s claims, including that it owes any sums to Kadima, and further believes that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. In June 2020, the Company engaged in a mediation with Kadima in an attempt to resolve the matter, which was unsuccessful. On July 14, 2020, the Company filed an answer to Kadima’s complaint, which denied Kadima’s claims and asserted counter-claims for breach of contract and fraud. Trial in the matter concluded on September 21, 2022. Post-trial briefs were due November 4, 2022, and responses thereto were due on November 18, 2022. As discussed in Note 17, Subsequent Events to the Consolidated Financial Statements, which is incorporated herein by reference, on November 23, 2022, an order was entered by the court, finding in favor of the Company and against Kadima in the amount of $5 million plus costs and fees.

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

Radaro Litigation

On July 9, 2020, the Company was served with a complaint filed by one of its former software vendors, Radaro Inc., in the United States District Court for the Central District of California, alleging damages arising from claims sounding in breach of contract and fraud. By Order filed October 21, 2020, the Court dismissed plaintiff’s claims for fraud and for punitive damages, with leave to replead. The Company denied plaintiff’s claims and defended the lawsuit vigorously. A trial date was set for September 6, 2022, but the date was extended. As discussed in Note 17, Subsequent Events to the Consolidated Financial

Statements, which is incorporated herein by reference, on October 31, 2022, the Company settled the claim with Radaro, the terms of which are confidential.

Everest Litigation

On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $600,000, which demand has since increased to approximately $1.6 million. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Everest subsequently filed a complaint against Gallagher Bassett in New Jersey. Discovery is underway in the cases, and the California Court has set a trial date in the Everest case of August 8, 2023, while no trial date has been set in either of the related Illinois or New Jersey cases, which are in preliminary stages.

Sunz Litigation

On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million. The Company denies plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set. On June 21, 2022, the Court granted Plaintiff’s partial motion for summary judgment, holding that Defendant is liable under the contract, but further finding that the amount of damages, if any, to which Plaintiff is entitled should be determined at trial. We believe that partial summary judgment was improvidently granted, and therefore appealed the Court’s Order by filing a petition for writ of certiorari with the Court of Appeal, which appeal is now pending.

Courvoisier Centre Litigation

On August 24, 2022, the landlord of our headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. We vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which our offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the Landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, we filed our answer to the complaint and our counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation.

Certified Tire Litigation

On June 29, 2020, the Company was served with a complaint filed by its former client, Certified Tire, in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to PAGA. This underlying lawsuit alleged that our former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company is defending the lawsuit vigorously based primarily on our belief that the alleged violations that gave rise to the underlying lawsuit were the responsibility of Certified Tire and not the Company. Discovery is currently proceeding, and trial is scheduled to commence on January 9, 2023. The Company’s dispositive motion for summary judgment was denied by the court because of its determination that factual disputes exist.

In Re John Stephen Holmes Bankruptcy Litigation

As discussed in Note 17, Subsequent Events to the Consolidated Financial Statements, which is incorporated herein by reference, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company.
Note 17: Subsequent Events

The Company has evaluated events that have occurred after the date of these consolidated balance sheets though the date that the consolidated financial statements were issued, and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

Effective August 31, 2022, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on Nasdaq September 1, 2022.

On September 1, 2022, after our reverse stock split had taken effect, our CEO and Director, Scott Absher, converted 8,600,000 of his shares of Preferred Class A Stock to 8,600,000 shares of our common stock.

On September 19, 2022, the Company received a letter from the staff of Nasdaq (the "Staff") notifying the Company that the Staff has determined that for the last 10 consecutive business days, from September 1 to September 16, 2022, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and that accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

On September 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The Offering closed on September 23, 2022. The gross proceeds to the Company from the Offering were approximately $5 million.

In connection with the Purchase Agreement, the Company and the Purchaser entered into amendment No. 1 to warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 25,233 warrants issued on September 3, 2021, and (ii) 98,969 warrants issued on January 28, 2022, was reduced to $0.01.

A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent in connection with the Offering pursuant to the terms of a placement agent agreement, dated September 20, 2022, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a fee equal to 7.0% of the aggregate gross proceeds from the Offering. In addition to the cash fee, the Company issued to the Placement Agent warrants to purchase up to 20,833 shares of common stock (5% of the number of shares sold in the Offering (the “Placement Agent Warrants”)). The Placement Agent Warrants will be exercisable for a period commencing six months from issuance, will expire four years from the effectiveness of a registration statement for the resale of the underlying shares, and have an initial exercise price of $13.20 per share.

On October 31, 2022, the Company settled the claims filed against it by the plaintiff and one of the Company's former software vendors, Radaro, Inc.

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation of Mr. Holmes' preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. The matter is in the preliminary stages; the Company has not yet filed its response, but it plans to vigorously defend itself against the claim.

On November 14, 2022, the court in the Sunz case granted the plaintiff's motion for partial summary judgment, holding that ShiftPixy waived claims for years 2 and 3 of the applicable policy based upon claims disputes for which it did not serve a "dispute notice" within a six-month period as set forth in the applicable contracts.

On November 23, 2022, in the case filed against the Company by Kadima Ventures, an order was entered by the court, finding in favor of the Company and against Kadima in the amount of $5 million plus costs and fees. The order has not yet been reduced to a final judgment and will be subject to appeal.

Industrial Human Capital
At a special meeting of the stockholders of IHC (the SPAC sponsored by our subsidiary, ShiftPixy Investments, Inc.), held on October 14, 2022 (the “Meeting”), pursuant to a proxy statement, the stockholders by an affirmative vote of 73.70% of the 14,375,000 total shares of the Company’s common stock outstanding on the record date of September 6, 2022, approved IHC's proposed action to file an amended and restated certificate of incorporation (the “Amendment”) to extend the date by which the Company has to consummate a Business Combination from October 22, 2022, to April 22, 2023, or a such earlier date as determined by the board of directors. The Company accordingly filed the Amendment with the Secretary of State.

In connection with the Meeting, however, shareholders holding 11,251,347 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $114,949,913.76 (approximately $10.2165 per Public Share) will be removed from the Trust Account to pay such holders, subject to applicable law. Following the redemption, the Company’s remaining Public Shares outstanding would be 248,653, and the amount left in the Trust Account would be substantially below the $5,000,001 minimum net tangible asset amount required by IHC's Amended and Restated Certificate of Incorporation to be available upon consummation of such Business Combination. IHC's efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, and IHC accordingly declined to fund the extension, cancelled the Amendment as filed with the Secretary of State of Delaware, and proceeded to cease operations, dissolve and unwind.

On November 9, 2022, the Company filed a Certificate of Correction with the Secretary of State of Delaware, effectively withdrawing the previously filed Extension Amendment. A Certificate of Dissolution was filed on November 14, 2022.

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
Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2022, based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of August 31, 2022, management concluded that internal controls over financial reporting were not effective. The Company will be implementing further internal controls throughout Fiscal 2023, so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses detected relate to the following:
Lack of Adequate Finance and Accounting Personnel
The Company’s current accounting staff is small, and for the early part of Fiscal 2022 we did not have the required infrastructure or accounting staff expertise to adequately prepare financial statements in accordance with U.S. GAAP or meet the higher demands of being a U.S. public company. We also lack adequate written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. During Fiscal 2023, the Company began to implement a plan to develop its accounting and finance staff to meet the needs of its growing business, including but not limited to the hiring of new staff, departmental training and the development of entity level controls and mitigating activity level controls to reduce the risk of management override resulting from inadequate segregation of duties. That plan was not fully implemented during the year and will continue into Fiscal 2023. During Fiscal 2022, however, the Company engaged outside experts to prepare the Company’s income tax provisions. The Company is in the process of finalizing written policies and procedures to formalize the requirements of GAAP and SEC disclosure requirements.
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
Changes in Internal Control Over Financial Reporting
Other than the changes to the internal controls over financial reporting discussed above, there were no changes that have occurred during the year ended Fiscal 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors elects our executive officers annually, at a meeting following the annual meeting of shareholders. Our board of directors can also elect persons to fill any executive officer vacancies. Each officer holds such office until their successor is elected and qualified, or until their death, earlier resignation or removal. The following table sets forth information regarding our executive officers and directors as of December 12, 2022:

Name	Position	Age
Scott W. Absher	President, Chief Executive Officer and Director	62
Manuel Rivera (4)	Chief Financial Officer	48
Amanda Murphy	Director, Chief Operations Officer	38
Kenneth W. Weaver(1) (2) (3)	Independent Director	66
Whitney White(1) (2) (3)	Independent Director	46
Christopher Sebes (2)	Independent Director	68
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominations Committee.
(4)On May 24, 2022, the Board of ShiftPixy appointed Manuel Rivera, to the Position of Acting Chief Financial Officer and Treasurer.
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

Manuel A. Rivera has served as our Treasurer and Acting Chief Financial Officer since May 24, 2022. Since June 2021, Mr. Rivera has served as ShiftPixy’s Vice President of Accounting. Prior to joining ShiftPixy, Mr. Rivera was employed from July 2020 until June 2021 as Director of Financial Accounting Advisory Services for Eleven Consulting Group, a privately held financial consulting and accounting advisory firm. Before joining Eleven Consulting, he served from October 2014 through February 2020 as Financial Accounting Advisory Services Senior Manager for the worldwide accounting firm of Ernst & Young. Beginning in August 2003, he was employed by the worldwide accounting firm of KPMG, which he left as an Audit Senior Manager in September 2014. Mr. Rivera earned a bachelor’s degree of Arts in Accounting, cum laude, from Inter-American University of San Juan, Puerto Rico, and is licensed as a Certified Public Accountant in Florida and Puerto Rico.
Amanda Murphy has served as a director since February 10, 2020. Prior to her election to our board of directors, Ms. Murphy served and continues to serve as our Director of Operations and has been vital to our success and growth in that position. As a result of her contributions to the Company, Ms. Murphy has been promoted to the position of Chief Operating Officer, effective January 1, 2022. Ms. Murphy has been active in the operations side of the staffing industry at a senior level since 2007. She received her certificate in HR Management from California State University – Long Beach in 2007. Mrs. Murphy also studied law at Taylor University in Selango, Malaysia.
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
Whitney White has served as an independent director since September 28, 2017. Mr. White serves as the chairman of the Compensation and Nominations Committees, and he is also a member of the Audit Committee. Since April 2017, Mr. White has been Chief Operating Officer and Chief Technology Officer of Prime Trust, LLC, a Nevada chartered trust company. Before his service with Prime Trust, Mr. White spent 17 years with W.R. Hambrecht + Co., LLC, an investment banking, advisory and brokerage firm that was the underwriter of our Regulation A offering. At W.R. Hambrecht + Co., LLC, Mr. White served in various executive roles, including as Chief Technology Officer and Managing Director, Equity Capital Markets. Mr. White earned a bachelor’s degree in computer science & psychology from Hamilton College, a Master of Business Administration degree in finance and accounting from Columbia University’s Graduate School of Business, and a Master of Business Administration degree in technology and entrepreneurship from the University of California Berkeley’s Hass School of Business. Mr. White holds a Series 79 license as an Investment Banking Representative, a Series 24 license as a General Securities Principal, and a Series 7 license as a General Securities Representative. As a member of our board of directors, Mr. White contributes decades of leadership and management experience building and advising early stage, technology-driven companies. Based on his investment banking experience, Mr. White has significant corporate finance and governance expertise. As an experienced senior technologist, Mr. White provides years of experience applying technology to enhance traditional business processes.
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
Our Audit Committee consists of Messrs. Weaver, White. and Sebes. Mr. Weaver serves as the chair of the Audit Committee and qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules. In making a determination on which member will qualify as a financial expert, our board of directors considers the formal education and nature and scope of such member’s previous experience.

Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. Our Audit Committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
•reviewing and discussing with management and the registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;
•monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•overseeing our internal accounting function;
•discussing our risk management policies;
•establishing policies regarding hiring employees from our registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;
•meeting independently with our internal accounting staff, registered public accounting firm and management;
•reviewing and approving or ratifying related party transactions; and
•preparing audit committee reports required by SEC rules.
Compensation Committee
Our Compensation Committee consists of Messrs. Weaver and White, with Mr. White serving as chairman. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. The Compensation Committee’s responsibilities include:
•reviewing and approving corporate goals and objectives with respect to our Chief Executive Officer;
•making recommendations to our board of directors with respect to the compensation of our Chief Executive Officer and our other executive officers;
•overseeing evaluations of our senior executives;
•reviewing and assessing the independence of compensation advisers;
•overseeing and administering our equity incentive plans;
•reviewing and making recommendations to our board of directors with respect to director compensation;
•reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure; and
•preparing the compensation committee reports required by SEC rules.
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

Nominations Committee
Our Nominations Committee consists of Messrs. Weaver and White, with Mr. White serving as chairman. The Nominations Committee’s responsibilities include:
•identifying individuals qualified to become board members;
•recommending to our board of directors the persons to be nominated for election as directors and to be appointed to each committee of our board of directors;
•reviewing and making recommendations to our board of directors with respect to management succession planning; and
•overseeing periodic evaluations of board members.
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
Legal Proceedings
Unless otherwise indicated, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:
•Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
•Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),
•Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities,
•Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated,

•Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity,
•Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity, or
•Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.
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

As discussed in Note 11, Stockholders Equity (Deficit), on October 22, 2021, the Company severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company. See also Note 16 Contingencies and Note 17 Subsequent Events.

Item 11. Executive Compensation
Summary Compensation Table
The following table provides information regarding the compensation paid during Fiscal 2021 and Fiscal 2020, to the named executive officers.

Name and Principal Position	Year	Salary ($)		Stocks Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(6)	Total ($)
Scott W. Absher	2022	764,673		—	—		—	1,070,793	1,835,466
President, Chief Executive Officer and Director	2021	750,000		—	—		—	400,000	1,150,000
Domonic J. Carney	2022	474,152			269,313	(2)	—	—	743,465
Chief Financial Officer	2021	350,000	(3)	—	269,313	(2)	—	—	619,313
Robert S. Gans	2022	474,152			219,100	(5)	—	—	693,252
General Counsel	2021	72,917	(4)	—	219,100	(5)	—	—	292,017
Manuel Rivera	2022	194,606		—	58,150	(7)	—	—	252,749.00
Acting Chief Financial Officer	2021	—		—			—	—	—
Amanda Murphy	2022	264,152		—	438,200		—	—	702,352
Chief Operating Officer	2021			—			—	—	—
(1)The amount shown for option awards represents the grant date fair value of such awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. This amount does not correspond to the actual value that may be realized by the named executive officers upon vesting or exercise of such award. For information on the assumptions used to calculate the value of the awards, refer to Note 12 to the consolidated financial statements.
(2)Represents 61,459 options issued pursuant to the 2017 Plan on July 1, 2020, exercisable at a price of $5.40 per share, which is estimated to have been the fair market value per share at the time of the award.
(3)Mr. Carney joined our company on August 4, 2019, and received an annual salary of $350,000 for Fiscal 2020. On November 6, 2020, the board of directors approved an increase in Mr. Carney’s annual salary to $450,000, effective November 1, 2020. On June 30, 2021, our board of directors approved an increase in Mr. Carney’s annual salary to $474,152, effective July 1, 2021.
(4)Mr. Gans joined our company on June 15, 2020, and received an annual salary of $350,000 for Fiscal 2020. On November 6, 2020, the board of directors approved an increase in Mr. Gans’ annual salary to $450,000, effective November 1, 2020. On June 30, 2021, our board of directors approved an increase in Mr. Gans’ annual salary to $474,152, effective July 1, 2021.
(5)Represents 50,000 options issued pursuant to the 2017 Plan on July 1, 2020, exercisable at a price of $5.40 per share, which is estimated to have been the fair market value per share at the time of the award.

(6)For Fiscal 2022, Other Compensation includes a one-time discretionary cash bonus of $250,000 paid in March 2022, and the fair value of 4,100,000 Preferred Class A shared granted in exchange for settlement of unpaid deferred compensation due to him through July 31, 2022, totaling $820,793.24, including a $250,000 bonus, $137,274 deferred salary compensation and $433,519 accumulated PTO. For Fiscal 2021, Other Compensation includes a one-time discretionary cash bonus of $240,000, awarded to Mr. Absher, and a one-time payment to Mr. Absher of $160,000 in connection with his agreement to relocate from Irvine, California to our new principal executive offices in Miami, Florida
(7)Represents 25,000 options issued pursuant to the 2017 Plan, exercisable at a price of $2.96 per share, which is estimated to have been the fair market value per share at the time of the award.
Agreements Regarding Change in Control and Termination of Employment
Domonic Carney Sabbatical Agreement
On May 24, 2022, Domonic J. Carney resigned as Chief Financial Officer and Treasurer of ShiftPixy, Inc. (“ShiftPixy” or the “Company”), pursuant to a Sabbatical Leave Agreement (the “Agreement”), effective immediately. The Board of Directors (the “Board”) of ShiftPixy accepted Mr. Carney’s resignation and ratified the Agreement the same day.
As part of the Agreement the Company granted to Mr. Carney the Leave on the Effective Date. The Leave shall continue until the Back Pay, as defined below, has been paid in full. No requirements were imposed on Mr. Carney in connection with such Leave, except as provided in the Agreement.
Payment of Back Pay. Notwithstanding that the Leave is unpaid, the sum of $354,670.49 will nevertheless, after the payment of such Regular Pay, remained due and owing to Employee for back pay, including unpaid past regular salary, unpaid PTO compensation, and unpaid past committed bonus compensation (collectively, “Back Pay”). Accordingly, the Company shall, according to the regularly scheduled semi-monthly pay dates of the 5th and 20th of each month (as adjusted to the nearest date preceding or following a weekend or holiday), make payments to Employee of the Back Pay, in the gross amounts as are set forth in the Payment Schedule attached to the Agreement, until the entire sum is paid in full. All applicable employment related tax and withholding shall apply.

The Company may accelerate the payment of the balance of the Back Pay at any time. In addition, in the event the Company takes action to pay bonus compensation or to make any payment of any back pay due to any officer or key employee of the Company at any time after the Effective Date, the Company agrees at such time to also accelerate and pay to Mr. Carney, out of the last payments of the Balance, the lesser of (a) the amount of such bonus compensation or back pay so paid to such other officer(s) and employee(s), or (b) the Balance. In addition, in the event that Company defaults in any payment of Back Pay due, as provided in Section 3 of the Agreement, then and thereupon all remaining payments of Back Pay shall become immediately due and payable, unless Mr. Carney expressly waives such acceleration in a writing, signed by Employee. The Company shall pay for the cost of continuing health and dental insurance benefits for Employee and Employee’s family members currently covered under such plans during the term of the Leave, up to one (1) year from the Effective Date.

Upon the conclusion of the Leave, Company agrees to extend to Employee an opportunity to resume service as a full-time employee of the Company at such position and such level of compensation as they may agree, provided, however, Employee and Company acknowledge and agree that (a) the position of Chief Financial Officer may, by such time, be filled by another person, and (b) there is otherwise no obligation on the part of either Party hereto to offer or accept any particular position at any particular amount of compensation.

During the Leave, Mr. Carney agrees to cooperate with Company and use Employee’s best efforts in responding to all reasonable requests by Company for assistance and advice relating to matters and procedures in which Employee was involved or which Employee managed or was responsible for while Employee was actively working for Company. Company shall pay Employee separately at the rate of $300 per hour for providing such assistance applicable to any time expended by Employee in excess of 1 hour each week, provided, however, that Employee shall issue an email to the CEO of the Company prior to expending such hours in order to assure the approval of and to track such time. Similarly, any expenses incurred by Employee on behalf of the Company in connection with such future cooperation shall be pre-approved and billed along with any billed hours under Section 8 of the Agreement. Any such Section 8 billings shall be payable on net 14-day payment terms from the date of invoice submission.

For more details regarding this Agreement refer to the copy of the press release filed on May 24, 2022, and its Exhibit 10.1. https://www.sec.gov/ix?doc=/Archives/edgar/data/0001675634/000110465922064307/tm2216739d1_8k.htm.

Mr. Robert Gans Agreement

On June 22, 2022, Robert S. Gans submitted his resignation as General Counsel and Secretary of ShiftPixy, the same to be effective June 30, 2022. The Board of ShiftPixy accepted Mr. Gans’ resignation on June 24, 2022. His resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
As part of his resignation the Company and Mr. Gans entered into a confidential separation agreement.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes the outstanding equity awards held by each named executive officer as of August 31, 2022. This table includes unexercised and unvested options and equity awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott W. Absher President, Chief Executive Officer and Director	13	—	16,000.00	3/15/2027
Manuel A. Rivera Acting Chief Financial Officer	63	187	296.00	6/7/2031
Amanda Murphy Chief Operations Officer (1)	536	502	16,000.00	7/1/2030
(1) Mr. Murphy has granted options with various exercised prices ranging from $5.40 to $160.
Director Compensation
Our directors classified as employees receive no additional compensation for services as directors of the Company. The following table summarizes the compensation paid to our non-employee directors during Fiscal 2022:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott W. Absher(3)	—	—	—	—	—
Kenneth W. Weaver	90,000	—	—	—	90,000
Whitney J. White	90,000	—	—	—	90,000
Christopher Sebes(4)	88,000	—	—	—	88,000
Amanda Murphy(5)	—	—	—	—	—
(1)Represents monthly board of director fees paid or payable in cash during Fiscal 2022.
(2)Represents annual value of stock awards issued during Fiscal 2022 under our 2017 Plan.
(3)Mr. Absher did not receive any compensation for his services as a director during Fiscal 2022.
(4)Mr. Sebes joined our board of directors on February 7, 2020.
(5)Ms. Murphy joined our board of directors on February 10, 2020. She is the Company's Chief Operations Officer with an annual salary compensation of $500,000 for the calendar year 2022. Ms. Murphy has deferred compensation for unpaid salaries of approximately $157,245 as of August 31, 2022.

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
On July 1, 2020, the board of directors unanimously approved an increase in the number of shares of common stock issuable under the Plan from 250,000 to 3,000,000, subject to approval by a majority of the Company’s shareholders no later than the next regularly scheduled annual shareholders meeting. Also on July 1, 2020, the board approved the award, primarily to current employees, and subject to shareholder approval no later than the next regularly scheduled annual meeting, of grants of options to purchase 1,235,159 shares of the Company’s common stock at an exercise price of $5.40 per share, which was the closing price of the Company’s common stock as reported by Nasdaq at the close of trading on the day of the board’s action. Of the options awarded, 995,000 are designated as ISO, and 280,159 are designated as NQs or “non-statutory” options under the Internal Revenue Code. These options have a 10-year life, and will vest over a four-year period, with 25% vesting on July 1, 2021, and the remainder vesting ratably on a quarterly basis over the following three years. During Fiscal 2021 an additional 270,937 ISOs were granted at prices between $3.44 and $5.40, the closing price on the date of grant and 148,959 of the options granted between July 1, 2020, and August 31, 2022, were cancelled. The remaining 1,357,137 options are reported as non-exercisable.
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
On July 16, 2019, we entered into an offer letter agreement with Domonic J. Carney, our Chief Financial Officer (the “Carney Offer Letter”). The Carney Offer Letter provided for at-will employment, a monthly salary of $29,166.67, (which was subsequently increased by our board of directors to $37,500.00 per month), participation in the 2017 Plan and standard employee benefit plan participation. On June 30, 2021, our board of directors approved increases to Mr. Carney’s annual base salary to $474,152, effective July 1, 2021. On October 22, 2021, our board of directors approved increases to Mr. Carney’s annual base salary to $750,000, effective January 1, 2022. In addition, our board of directors approved a discretionary bonus of $150,000 to Mr. Carney payable on January 1, 2022. On May 24, 2022, Domonic J. Carney resigned as Chief Financial Officer and Treasurer of the Company, according to a Sabbatical Leave Agreement, effective immediately. The Company's Board of Directors accepted Mr. Carney's resignation and ratified the agreement the same day. As part of the agreement, Mr. Carney will receive back pay in the sum of $354,670.49, which includes unpaid past regular salary, unpaid PTO compensation, and unpaid past committed bonus compensation Back Pay.

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
On June 7, 2020, we entered into an offer letter agreement with Robert Gans, our General Counsel (the “Gans Offer Letter”). The Gans Offer Letter provided for at-will employment, a monthly salary of $29,166.67, (which was subsequently increased by our board of directors to $37,500.00 per month), participation in the 2017 Plan and standard employee benefit plan participation. On June 30, 2021, our board of directors approved increases to Mr. Gans' annual base salary to $474,152, effective July 1, 2021. On October 22, 2021, our board of directors approved increases to Mr. Gans' annual base salary to $750,000, effective January 1, 2022. In addition, our board of directors approved a discretionary bonus of $150,000 to Mr. Gans payable on January 1, 2022. On June 22, 2022, Robert S. Gans submitted his resignation as General Counsel and Secretary of ShiftPixy, the same to be effective June 30, 2022. The Board of ShiftPixy accepted Mr. Gans’ resignation on June 24, 2022. His resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. As part of his resignation the Company and Mr. Gans entered into a confidential separation agreement.
The salary increases and discretionary bonuses approved on October 22, 2021, described above, were contingent upon the consummation of an IPO of a SPAC sponsored by us, through our wholly-owned subsidiary, which condition was satisfied by the closing of the IHC IPO.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 12, 2022, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 9,671,196 shares of common stock deemed to be outstanding as of December 12, 2022. In addition, shares of common stock that may be acquired by the stockholder within 60 days of December 12, 2022, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated, the business address for each stockholder listed is c/o ShiftPixy, Inc., 501 Brickell Key Drive, Suite 300, Miami, FL 33131.

Executive Officers and Directors	Number of Shares Beneficially Owned	Number of Shares Acquirable	Beneficial Ownership Percentage
Scott W. Absher, CEO and Chairman [1]	8,608,125	13	89.0%
Manuel A. Rivera [4]	—	250	*%
Kenneth W. Weaver, Director [2]	51	—	*%
Whitney J. White, Director [2]	15	—	*%
Christopher Sebes, Director	—	—	*%
Amanda Murphy, Director and Director of Operations [3]	—	1,030	*%
All Executive Officers and Directors as a Group [6 persons]	8,608,191	1,293	89.0%

5% Stockholders

___________________________________________________
*Less than 1%
(1)Represents 812,500 shares of common stock 8,600,000 Preferred Class A stock convertible into common stock and 13 shares underlying options exercisable as of August 31, 2022.
(2)Represents shares of common stock issued in conjunction with services rendered as a director of the Company.
(3)Represents 1,030 shares underlying options exercisable as of August 31, 2022.
(4)Represents 250 underlying option exercisable as of August 31, 2022.
The option share information was adjusted to reflect the reversed stock split 1-100, effective on September 1, 2022.
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
Director Compensation
On August 9, 2018, Kenneth Weaver, our Audit Committee chair and independent director, was granted 12,296 shares of our common stock at a fair value at the time of issuance of $37,500 or $3.05 per share. The shares in connection with such issuance were deemed to have been purchased and immediately vested on August 9, 2018, as a consequence of Mr. Weaver’s continued service as director through that date. An additional 12,296 shares were also committed on August 9, 2018, to issue through the 2017 Plan to Mr. Weaver, at a fair value of $37,500 or $3.05 per share and deemed to have been purchased and immediately vested on November 30, 2018, as a consequence of Mr. Weaver’s continued service as director through that date.

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

Amanda Murphy is a member of the Company’s board and on October 22, 2021, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $500,000, all of which were effective January 1, 2022. As of August 31, 2022, Ms. Murphy has deferred payment related to her salary increase of approximately $157,000. Ms. Murphy received compensation of approximately $264,000 and $240,000 for Fiscal 2022 and Fiscal 2021, respectively. In addition, Ms. Murphy received a one-time incentive payment of approximately $80,000 during Fiscal 2021, in addition to reimbursement of her expenses, in connection with her relocation to Miami, Florida as part of the relocation of our principal executive offices.

Scott W. Absher, our CEO and Chair of our board of directors, received compensation of approximately $764,673 and $750,000 for Fiscal 2022 and Fiscal 2021, respectively. In addition, Mr. Absher received the following additional payments: (i) a one-time incentive payment of approximately $160,000 in connection with his relocation to Miami, Florida as part of the relocation of our principal executive offices, in addition to reimbursement of his expenses associated with his relocation; and (ii) a one-time bonus payment in the amount of $240,000 in recognition of his efforts on behalf of the Company. Subsequent to the end of Fiscal 2021, our board of directors approved raising Mr. Absher’s annual salary to $1 million, effective January 1, 2022, and also approved the payment of a $500,000 bonus. As of August 31, 2022, Mr. Absher received payment of 50% of his bonus, or $250,000, in March 2022, and on August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $820,793.24, in exchange for an option to receive 4,100,000 Company Preferred Shares. The agreement settled, the deferred payment of his incremental base salary, his outstanding PTO, and the remaining 50% of his approved bonus.

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during each of Fiscal 2021 and 2020, respectively. Further, on June 6, 2019, we advanced $325,000 in cash to Mr. Holmes, which he repaid on July 18, 2019, by returning 558,132 shares of common stock to us at a fair value of $0.58 per share. We classified these shares as treasury stock, which were retired during Fiscal 2020.

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

The Company evaluated the Preferred Options on the same date using Level 2 inputs based on the offering price of the Company’s common stock and warrants issued in connection with its May 2020 Public Offering, as adjusted for the fair value of the warrants issued in conjunction with said public offering. The resulting allocated common share price was then discounted for a lack of marketability of shares subject to “lock-up” agreements entered into in connection with the May 2020 Public Offering, which yielded a fair value of $2.52 per Preferred Option. The Company used the following assumptions to value the expense related to the Preferred Options: (i) option life of 3.77 years; (ii) risk free rate of 0.47%; (iii) volatility of 134%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $3.62 per share of the Company’s common stock.

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which were subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020, and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. On October 22, 2021, the Company’s board of directors canceled the remaining 11,790,000 of these Preferred Options previously issued to its co-founder, J. Stephen Holmes, pursuant to the September 2016 grant. Accordingly, these Preferred Options are no longer exercisable. As of August 31, 2022, the restrictions on 294,490 of these shares have been lifted, rendering them freely tradable.

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

On July 14, 2022, the Board of the Company approved the issuance to the Company’s founder and principal shareholder, Scott Absher, of 12,500,000 shares of the Company’s Preferred Class A Stock ("Preferred Shares"), par value $0.0001 per share, in exchange for (a) the surrender by Mr. Absher of his Preferred Options to acquire Preferred Shares, which Preferred Options provide for exercise upon certain triggering events as described above, and as detailed in our prior filings, and (b) the tender of payment by Mr. Absher of the sum of $5,000, representing four times the par value for such Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2322 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.06%; (iii) volatility of 125.664%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2580 per share of the Company’s common stock.

On July 19, 2022, Mr. Absher converted 8,000,000 shares of the Preferred Shares to 8,000,000 shares of the Company’s Common Stock, par value $0.0001 per share. Pursuant to Rule 144, these 8,000,000 shares of Common Stock are subject to a six-month holding period during which they may not be sold in the marketplace. The remaining 4,500,000 Preferred Shares were still outstanding as of August 31, 2022.

On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $820,793.24, in exchange for an option to receive 4,100,000 Company Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 2.970%; (iii) volatility of 125.700%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2250 per share of the Company’s common stock. Pursuant to Rule 144, these 4,100,000, when converted into shares of Common Stock are subject to a six-month holding period during which they may not be sold in the marketplace.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019, and received compensation of $276,951 in Fiscal 2019. On November 18, 2021, Mr. Absher rejoined the Company as Deputy General Counsel – Special Projects, for an annual salary of 240,000 for Fiscal 2022. He presently serves as the Company's In House Counsel. Based on his re-hire date, Mr. Absher did not receive any compensation from the Company in Fiscal 2022.

David May, a member of our business development team, is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. May received compensation, including sales commissions, of approximately $149,000 for Fiscal 2022 and $125,000 in Fiscal 2021.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. Eastvold received compensation of approximately $224,000 and $200,000 for Fiscal 2022 and Fiscal 2021, respectively.

Jason Absher, a member of our business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher was hired on February 22, 2021 at an annual salary of $75,000, which was subsequently raised to $120,000, effective August 1, 2021. As of August 31, 2022, Mr. Jason Absher is still earning the same salary as of Fiscal Year 2021.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of 240,000 and $183,000 for Fiscal 2022 and Fiscal 2021. In addition, as noted above, Hannah Absher received a relocation bonus of approximately $18,000 during Fiscal 2021, in connection with her relocation. Neither Connie Absher nor Elizabeth Eastvold received any such relocation bonus.

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
Item 14. Principal Accountant Fees and Services
Marcum LLP was our independent registered public accounting firm for the Fiscal 2022 and Fiscal 2021.
The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for Fiscal 2022 and Fiscal 2021.

	2022	2021
Audit Fees (Marcum LLP)	$423,246	$419,000
All Other Fees	64,118	229,000
Total	$487,364	$648,000
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
3.1
Articles of Incorporation of ShiftPixy, Inc., as filed with the Wyoming Secretary of State on June 3, 2015 (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Articles of Amendment to Articles of Incorporation of ShiftPixy, Inc., dated September 28, 2016 (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3
Articles of Amendment to Articles of Incorporation of ShiftPixy, Inc., dated January 7, 2020 (incorporated by reference from Exhibit 3 to our current Report on Form 8-K, filed with the SEC on January 23, 2020)

3.4
Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated March 20, 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2020)

3.5
Articles of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated May 7, 2021 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, fined with the SEC on May 17, 2021)

3.6
Articles of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc, dated August 2, 2022 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 31, 2022)

3.7
Articles of Correction to Articles of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc, dated August 15, 2022 (incorporated by reference from Exhibit 3.1.1 to our Current Report on Form 8-K, filed with the SEC on August 31, 2022)

3.8	Bylaws of ShiftPixy, Inc., as amended through July 15, 2022 (incorporated by reference from Exhibit 10.2 to our Form 8-K, filed with the SEC on July 19, 2022)

4.1	Amended Principal Shareholder Option for Preferred Stock (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

4.2	Description of the Registrant’s Securities (incorporated by reference as Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on November 30. 2020)

10.1	Stock Option and Stock Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2†
First Amendment to Director Agreement, by and between ShiftPixy, Inc. and Kenneth W. Weaver Agreement, dated August 1, 2017 (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.03†	Offer Letter to Scott W. Absher, dated March 23, 2016 (incorporated by reference from Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

10.04†	Appointment of Manuel Rivera to the position of Treasurer and Acting Chief Financial Officer of ShiftPixy, Inc (as announced in our Form 8K filed with the SEC on May 24, 2022)

10.05†	Scott W. Absher Surrender of ShiftPixy's Preferred Options (incorporated by reference from Exhibit 10.1 our Form 8K filed with the SEC on July 19, 2022)

10.6	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.7	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, the SEC on May 17, 2021)

10.8	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with SEC on May 17, 2021).

10.9
Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

10. 10	Form of Letter Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.11	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.12	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.13	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

10.14
Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

10.15	Form of Warrants (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.16	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.17	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with SEC on January 27, 2022).

10.18	Form of Warrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022).

10.19	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022).

10.20	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022),

10.21	Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference form Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 26, 2022).

10.22	Unregistered Sale of Equity Securities (as announced in our Current Report on Form 8-K filed with the SEC on September 6, 2022).

10.23	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.24	Form of Warrant (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.25	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.26	Amendment No. 1 to Warrants (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.27	Placement Agent Agreement (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.28	Form of Placement Agent Warrant (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

21.1	List of Subsidiaries of ShiftPixy, Inc. (incorporated by reference From Exhibit 21.1 to our Form 10-K and Form 10-K/A, filed with SEC on December 2, 2021 and February 28,2022, respectively).

23.1	Consent of Independent Registered Public Accounting Firm—Marcum LLP, New York, New York, PCAOB ID No. 688

31.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2**	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2**	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8,

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
__________________________________________________

* Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ShiftPixy, Inc.,
a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	December 12, 2022	/s/ Scott W. Absher
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	December 12, 2022

/s/ Manuel A. Rivera	Manuel A. Rivera	Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2022

/s/ Christopher Sebes	Christopher Sebes	Independent Director	December 12, 2022

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	December 12, 2022

/s/ Whitney J. White	Whitney J. White	Independent Director	December 12, 2022

/s/ Amanda Murphy	Amanda Murphy	Director	December 12, 2022