Form 10-Q
period 2022-11-30
ShiftPixy, Inc.
filed 2023-01-23
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to _______
SEC File No. 001-37954

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13450 W Sunrise Blvd, Suite 650, Sunrise FL	33323
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock issued and outstanding as of January 19, 2023, was 9,671,196.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	November 30, 2022	August 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$864,000	$618,000
Accounts receivable	238,000	279,000
Unbilled accounts receivable	2,706,000	2,105,000
Prepaid expenses	480,000	696,000
Other current assets	288,000	187,000
Cash and marketable securities held in Trust Account (See Notes 2 and 4)	117,770,000	116,969,000
Total current assets	$122,346,000	$120,854,000

Fixed assets, net	3,020,000	2,769,000
Right-of -use operating lease	3,965,000	4,076,000
Deposits and other assets	920,000	919,000
Total assets	$130,251,000	$128,618,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$15,827,000	$17,122,000
Payroll related liabilities	18,766,000	16,055,000
Accrued workers’ compensation costs	575,000	567,000
Current liabilities of discontinued operations	1,438,000	1,362,000
Class A common shares of SPAC mandatory redeemable 11,500,000 shares as of November 30, 2022 and August 31, 2022 (See Notes 2 and 4)	117,770,000	116,969,000
Total current liabilities	$154,376,000	$152,075,000
Non-current liabilities
Operating lease liability, non-current	3,453,000	3,541,000
Accrued workers’ compensation costs	1,196,000	1,227,000
Non-current liabilities of discontinued operations	3,394,000	3,269,000
Total liabilities	162,419,000	160,112,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value: 0 and 8,600,000 shares issued and outstanding as of November 30, 2022 and August 31, 2022.	—	1,000
Common stock, 750,000,000 authorized shares; $0.0001 par value; 9,671,196 and 513,349 shares issued as of November 30, 2022 and August 31, 2022.	1,000	—
Additional paid-in capital	156,485,000	151,736,000
Accumulated deficit	(198,148,000)	(192,725,000)
Total ShiftPixy, Inc. Stockholders' deficit	(41,662,000)	(40,988,000)

Non-controlling interest in consolidated subsidiary (See Note 5)	$9,494,000	$9,494,000

Total stockholders' deficit	$(32,168,000)	$(31,494,000)

Total liabilities and stockholders' deficit	$130,251,000	$128,618,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30, 2022	November 30, 2021
Revenues (See Note 2)	$5,266,000	$8,940,000
Cost of revenue	4,845,000	8,245,000
Gross profit	421,000	695,000

Operating expenses:
Salaries, wages, and payroll taxes	2,259,000	3,890,000
Commissions	10,000	27,000
Professional fees	1,195,000	1,737,000
Software development	60,000	1,161,000
Depreciation and amortization	149,000	123,000
General and administrative	1,971,000	2,340,000
Total operating expenses	5,644,000	9,278,000

Operating Loss	(5,223,000)	(8,583,000)

Other (expense) income:
Interest expense	—	(1,000)
Other income	—	5,000
Total other expense	—	4,000
Loss from continuing operations	(5,223,000)	(8,579,000)

Loss from discontinued operations, net of tax	(200,000)	(134,000)

Net loss	(5,423,000)	(8,713,000)

Preferred stock preferential dividend	(127,145,000)	—

Net loss attributable to ShiftPixy, Inc. shareholders	$(132,568,000)	$(8,713,000)

Net loss per share, Basic and diluted
Continuing operations	$(13.88)	$(24.00)
Discontinued operations	(0.02)	—
Net loss per common share – Basic and diluted	$(13.90)	$(24.00)

Weighted average common shares outstanding – Basic and diluted	9,533,982	359,452

The accompanying notes are an integral part of these condensed consolidated financial statement.

ShiftPixy, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
For the Three Months Ended November 30, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, September 1, 2022	8,600,000	$1,000	513,349	$—	$151,736,000	$(192,725,000)	$(40,988,000)	$9,494,000	$(31,494,000)
Fair Market value increase of preferred stock prior to reverse stock split	—	—	—	—	127,145,000	—	127,145,000	—	$127,145,000
Preferential dividend of preferred stock	—	—	—	—	(127,145,000)	—	(127,145,000)	—	$(127,145,000)
Common stock issued on exercised prefunded warrants	—	—	124,204	—	1,000	—	1,000	—	$1,000
Common stock issued for private placement, net of offering cost	—	—	416,667	—	4,387,000	—	4,387,000	—	$4,387,000
Common stock issued on conversion or preferred shares	(8,600,000)	(1,000)	8,600,000	1,000	—	—	—	—	$—
Stock-based compensation expense	—	—	—	—	255,000	—	255,000	—	$255,000
Warrant modification expense	—	—	—	—	106,000	—	106,000	—	$106,000
Additional Shares issued due to reverse stock split	—	—	16,976	—			—	—	$—
Net loss	—	—	—	—	—	(5,423,000)	(5,423,000)		$(5,423,000)
Balance, November 30, 2022	—	$—	9,671,196	$1,000	$156,485,000	$(198,148,000)	$(41,662,000)	$9,494,000	$(32,168,000)
ShiftPixy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended November 30, 2021
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 1, 2021	—	$—	258,631	$—	$142,786,000	$(149,338,000)	$(6,552,000)	$47,472,000	$40,920,000
Common stock issued on exercised warrants, net of offering costs	—	—	28,500	—	4,183,000	—	$4,183,000	—	$4,183,000
Stock-based compensation expense	—	—	—	—	408,000	—	408,000	—	$408,000
Remeasurement of IHC temporary equity					(13,270,000)		(13,270,000)		$(13,270,000)
Net loss	—	—	—	—	—	(8,713,000)	(8,713,000)	—	$(8,713,000)
Balance, November 30, 2021	—	$—	287,131	$—	$140,968,000	$(158,051,000)	$(17,083,000)	$47,472,000	$30,389,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30, 2022	November 30, 2021
OPERATING ACTIVITIES
Net loss	$(5,423,000)	$(8,713,000)
Loss from discontinued operations	(200,000)	(134,000)
Net loss from continuing operations	(5,223,000)	(8,579,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	149,000	123,000
Stock-based compensation	255,000	408,000
Warrant modification expense	106,000	—
Amortization of operating lease	23,000	—
Changes in operating assets and liabilities:
Accounts receivable	41,000	98,000
Unbilled accounts receivable	(601,000)	41,000
Prepaid expenses and other current assets	115,000	(366,000)
Deposits – workers’ compensation	—	200,000
Deposits and other assets	(1,000)	(73,000)
Accounts payable and other accrued liabilities	(1,295,000)	1,116,000
Payroll related liabilities	2,711,000	743,000
Accrued workers’ compensation costs	(23,000)	(384,000)
Total Adjustments	1,480,000	1,906,000
Net cash used in continuing operating activities	(3,743,000)	(6,673,000)
Net cash provided by (used in) discontinued operating activities	1,000	(1,000)
Net cash used in operating activities	(3,742,000)	(6,674,000)

INVESTING ACTIVITIES
Investment of IHC IPO proceeds into Trust Account	—	(116,725,000)
Purchase of fixed assets	(400,000)	(349,000)
Net cash used in investing activities	(400,000)	(117,074,000)

FINANCING ACTIVITIES
Deferred offering costs	—	(3,502,000)
Proceeds from initial public offering of IHC	—	116,725,000
Proceeds from prefunded warrant exercises	1,000	—
Proceeds from private placement, net of offering costs	—	4,183,000
Proceeds from private placement prefunded warrants, net of offering costs	4,387,000	6,861,000
Net cash provided by financing activities	4,388,000	124,267,000
Net increase in cash	246,000	519,000
Cash - Beginning of Period	618,000	1,199,000
Cash -End of Period	$864,000	$1,718,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$—	$1,000
Cash paid for income taxes	—	—
Non-cash Investing and Financing Activities:
Deferred Offering costs SPACs	$—	$9,464,000
Increase in Marketable securities in trust account and Class A mandatory redeemable common shares	$801,000	$13,270,000
Transfer of preferred shares to common shares	$1,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Nature of Operations
ShiftPixy, Inc. (the "Company") was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized Human Capital service provider that provides solutions for large, contingent, part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant industry in Southern California, but the Company has expanded into other geographic areas and industries that employ temporary or part-time labor sources, notably including the healthcare industry.
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
Effective August 31, 2022, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on Nasdaq September 1, 2022. All share related numbers in this Report on Form 10-Q give effect to this reverse split.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of condensed operations for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2023.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022 and December 14, 2022, respectively.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of ShiftPixy, Inc., and its wholly-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Industrial Human Capital, Inc. ("IHC"), which is a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of the Company's 15% equity ownership stake, the overlap of three of our executive officers as executive officers of IHC, and significant influence that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC"). (See Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:
•Assumption as a going concern; management assumes that the Company will continue as a going concern , which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business;
•Liability for legal contingencies;
•Useful lives of property and equipment;
•Deferred income taxes and related valuation allowance;
•Valuation of illiquid non-controlling interest in SPAC shares transferred; and
•Projected development of workers’ compensation claims.
These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions are difficult to measure of value.
Management regularly reviews the key factors and assumptions to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such valuation, if deemed appropriate, those estimates are adjusted accordingly.
Revenue and Direct Cost Recognition
For the year ended August 31, 2021 ("Fiscal 2021"), we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and superseded most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company's revenue recognition policies remained substantially unchanged as a result of the adoption of ASU No. 2014-09 and the Company did not have any significant changes in the Company's business processes or systems.
The Company’s revenues are primarily disaggregated into fees for providing staffing solutions and EAS/HCM services. The Company enters into contracts with its clients for Staffing or EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months, however are cancellable at any time by either party with 30 days’ written notice. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. The Company uses the output method based on a stated rate and price over the payroll processed to recognize revenue, as the value to the client of the goods or services transferred to date appropriately depicts the Company's performance towards complete satisfaction of the performance obligation.
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

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s consolidated balance sheets and were $2,706,000 and $2,105,000, as of November 30, 2022 and August 31, 2022, respectively.

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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The Company’s disaggregated revenues for the three months ended November 30, 2022 and November 30, 2021, respectively, were as follows:

	For the Three Months Ended
Revenue (in millions):	November 30, 2022	November 30, 2021
	(Unaudited)
HCM[1]	$1.5	$1.8
Staffing	3.8	7.1
	$5.3	$8.9

1 HCM revenue is presented net, $11.7 million gross billings less WSE payroll costs of $10.3 million for the three months ended November 30, 2022 and $14.1 million gross billings less WSE payroll costs of $12.3 million for the three months ended November 30, 2021.
During Fiscal 2021 the Company announced the launch of ShiftPixy Labs. ShiftPixy Labs generated no revenue for any periods presented in these financial statements.

For the three months ended November 30, 2022 and November 30, 2021, respectively, the following geographical regions represented more than 10% of total revenues:

	For the Three Months Ended
Region:	November 30, 2022	November 30, 2021
	(Unaudited)
California	48.8%	53.7%
Washington	12.2%	13.3%
New Mexico	10.2%	6.73
Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under ASU No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 days' notice. These costs are recorded in commissions in the Company’s condensed consolidated statements of operations.
Segment Reporting
Prior to August 31, 2021, the Company operated as one reportable segment under ASC 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2021, the Company entered into new business lines and geographic areas that, to date, are not material. However, with the migration to Staffing during the fiscal quarter ending May 31, 2021, the Company is beginning to manage the business on a segmented basis and therefore intends to report such information once systems and processes are updated accordingly. Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of November 30, 2022 and August 31, 2022.
Marketable Securities Held in Trust Account

As of November 30, 2022 and August 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an initial business combination ("IBC") or redemption of the public common shares of IHC. In December 2022, the Company distributed $117,574,000 to the shareholder's of IHC.

Concentration of Credit Risk
The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of November 30, 2022 and August 31, 2022, there was $463,000 and $615,000, respectively, of cash on deposit in excess of the amounts insured by the FDIC.
For the three months ended November 30, 2022, three individual clients represented more than 10% of revenues. However, seven clients represented 88% of total accounts receivable as of November 30, 2022. For the three months ended November 30, 2021, no individual client represented more than 10% of revenues and three clients represented 98% of total accounts receivable.
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
Depreciation and amortization expense is included on the condensed consolidated statements of operations.
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
The Company determined that there were no material capitalized internal software development costs for the three months ended November 30, 2022. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

The Company incurred research and development costs of $0.7 million for the three months ended November 30, 2022. During the three months ended November 30, 2021 the Company incurred research and development costs of approximately $2.2 million. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. In addition, no software costs were capitalized for the three months ended November 30, 2022 and November 30, 2021, respectively.
Lease Recognition

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASC 842”), which required lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use model (“ROU”) that required a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statement of operations.

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
Impairment and Disposal of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of the Company's long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. There were no indicators noted of impairments during the three months ended November 30, 2022 and November 30, 2021, respectively.
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
There were no workers compensation deposits related to theses programs as of November 30, 2022 and as of August 31, 2022, respectively..

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
The Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of November 30, 2022 and August 31, 2022, the Company had short term accrued workers’ compensation costs of $0.6 million and $0.6 million, and long term accrued workers’ compensation costs of $1.2 million and $1.2 million, respectively.
The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of November 30, 2022, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of November 30, 2022, the Company had $1.4 million in short term liabilities, and $3.4 million in long term liabilities. The Company had no related worker's compensation assets as of November 30, 2022 and August 31, 2022, respectively.
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
The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on the Company's workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after November 30, 2022, we continue to monitor closely all workers’ compensation claims made as the COVID-19 pandemic continues.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of November 30, 2022 and August 31, 2022, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at the Company's estimate of expected collections value as described below and in Note 3, Discontinued Operations.
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
The Company did not have other Level 1 or Level 2 assets or liabilities at November 30, 2022 or August 31, 2022. We recorded the fair value of the SPAC founder shares that the Company transferred to the underwriters using non-recurring Level 3 assumptions, including quoted asset prices for SPAC shares and warrants and estimates of the likelihood of the IPOs and IBCs of the Company's sponsored SPACs being consummated. See also Note 4, Special Purpose Acquisition company (SPAC) and Note 5, Deferred Offering Costs – SPACS, below.
When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three months ended November 30, 2022.
Advertising Costs
The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0.7 million for the three months ended November 30, 2022 and $1.4 million for the three months ended November 30, 2021, respectively.
Income Taxes
The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of November 20, 2022 and August 31, 2022, respectively,
Earnings (Loss) Per Share
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

For the Three Months Ended	November 30, 2022	November 30, 2021
	(Unaudited) )	(Unaudited)
Options (See Note 8)	10,603	4,023
Warrants (See Note 7)	1,252,748	174,918
Total potentially dilutive shares	1,263,351	178,941
For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the "Plan"), as described in Note 8, Stock Based Compensation, below.
Stock-Based Compensation
As of November 30, 2022, the Company had one stock-based compensation plan under which the Company may issue awards, as described in Note 8, Stock Based Compensation, below. The Company accounts for the Plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations at their fair values.
The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).
The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company’s common stock since the Company's initial public offering. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.
The Company elects to account for forfeitures as they occur. As such, compensation cost previously recognized for an unvested award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.
The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Annual Report on Form 10-K and 10-K/A for Fiscal 2022, filed with the SEC on December 3, 2021 and on February 28, 2022, respectively, which includes a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.
Financial Instruments-Credit Losses
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
Recent Accounting Standards
As of November 30,2022, there were no new accounting standards that would need to be disclosed.
Variable Interest Entity
The Company has been involved in the formation of various entities considered to be Variable Interest Entities (“VIEs”). The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are SPACs.

The Company’s determination of whether it is the primary beneficiary of a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically, the Company is entitled to substantially all or a portion of the economics of these VIEs. The Company is the primary beneficiary of the VIE entities.

During the Fiscal 2022, the Company's sponsored SPAC, IHC, completed its IPO, selling 11,500,000 units (the "IHC Units") pursuant to a registration statement and prospectus, as described below. The IPO closed on October 22, 2021, raising gross proceeds of $115 million. These proceeds were deposited in a trust account established for the benefit of the IHC public shareholders and, along with an additional $1.7 million deposited in trust by the Company reserved for interest payments for future possible redemptions by IHC stockholders, are included in Cash and marketable securities held in Trust Account in the accompanying condensed consolidated balance sheet at November 30, 2022. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of IHC.

Each IHC Unit had an offering price of $10.00 and consisted of one share of IHC common stock and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of IHC common stock at a price of $11.50 per share. The IHC public stockholders have a right to redeem all or a portion of their shares of IHC common stock upon the completion of its IBC, subject to certain limitations. Under the terms of the registration statement and prospectus, IHC is required to consummate its IBC within 12 months of the completion of the IPO. If IHC is unable to meet this deadline, IHC could request an extension. If no extension is granted, then IHC will redeem 100% of the public shares of common stock outstanding for cash, subject to applicable law and certain conditions. In December 2022, the Company distributed $117,574,000 to the shareholders of IHC as described below and in Note 12, Subsequent Events.

In connection with the IPO, we purchased, through the Company's wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments" or the "Sponsor"), 4,639,102 private placement warrants ("Placement Warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102, and we currently own 2,110,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Before the closing of the IPO, the Sponsor transferred 15,000 Founder Shares to IHC's independent directors, reducing its shareholdings from 2,125,000 to 2,110,000. Each Placement Warrant is identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of the IHC IPO, we determined that IHC is a Variable Interest Entity ("VIE") in which we have a variable interest because IHC does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that IHC's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of IHC as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC's economic performance. Since we are the primary beneficiary, IHC is consolidated into the Company condensed consolidated financial statements.

Shares Subject to Possible Redemption

The Company accounts for its common stock holdings in its sponsored SPACs (which are consolidated in the Company condensed consolidated financial statements) that are subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. Accordingly, as of November 30, 2022, shares of common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value of these shares immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of November 30, 2022, the carrying amount of the sponsored SPAC shares of IHC common stock subject to redemption was recorded at their redemption value of $117.8 million. The remeasurement of the redemption value of the redeemable shares of common stock is recorded in equity. The remeasurement in equity comprised of offering cost incurred in connection with the sale of public shares of the SPACs was $13 million, consisting of approximately $9.5 million of offering costs related to the Founder Shares transferred to the SPACs’ underwriter representative as described in Note 5, Deferred Offering Costs, and $3.5 million in other offering costs related to the IPO paid at closing in cash. The Company accounts for the warrants as equity-classified.
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

For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Accounting Policies, above. For the period ended November 30, 2022, the Company recorded the Note Receivable based on the Company's estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of the Company's records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. The Company assessed the collectibility of this note during the reporting of its Fiscal Year End of August 31, 2022, and determined that it was probable that all contractually required payments will not be collected and recorded a reserve on collectibility of approximately $4.0 million. The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at at Note 11, Contingencies, Vensure Litigation, below.

The following reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale is presented in the condensed consolidated balance sheets for the period ended November 30, 2022 and August 31, 2022.

	As of
	November 30, 2022 (Unaudited)	August 31, 2022
Gross proceeds	$19,166,000	$19,166,000
Cash received at closing – asset sale	(9,500,000)	(9,500,000)
Cash received at closing – working capital	(166,000)	(166,000)
Gross note receivable	$9,500,000	$9,500,000

Less: Transaction reconciliation – estimated working capital adjustments	(2,604,000)	(2,604,000)
Adjusted Note Receivable	6,896,000	6,896,000
Reserve for estimated potential claims	(2,892,000)	(2,892,000)
Reserve for potential collectability concerns	$(4,004,000)	$(4,004,000)
Long-term note receivable, estimated net realizable value	$—	$—
As of November 30, 2022 and August 31, 2022, as discussed above the Notes Receivables asset has been impairment to adjust the net realizable value of the long-term note receivable to zero.
The Vensure Asset Sale generated a gain of $15.6 million for during the fiscal year end August 31, 2020. The Company expected a minimal tax impact from the Vensure Asset Sale as it utilized its net operating losses accumulated since inception to offset the gain resulting from discontinued operations tax provision with a corresponding offset to the valuation allowance.
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

(i) Working capital adjustments: Through November 30, 2022, the Company has identified $2.6 million of likely working capital adjustments, including $0.1 million related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of November 30, 2022, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon the Company's internal records and best estimates. There is no assurance that the working capital change identified as of November 30, 2022, represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve during Fiscal 2021. No additional adjustment was made during the period ended November 30, 2022.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	As of
	November 30, 2022	August 31, 2022
	(Unaudited)
Deposits – workers’ compensation	—	—
Total current assets	—	—
Deposits – workers’ compensation	—	—
Total assets	$—	$—

Accrued workers’ compensation cost	1,438,000	1,362,000
Total current liabilities	1,438,000	1,362,000
Accrued workers’ compensation cost	3,394,000	3,269,000
Total liabilities	4,832,000	4,631,000

Net liability	$(4,832,000)	$(4,631,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended
	November 30, 2022	November 30, 2021
	(Unaudited)
Revenues	$—	$—
Cost of revenue	200,000	134,000
Gross profit (loss)	(200,000)	(134,000)

Total operating expenses	—	—

(Loss) income from discontinued operations	$(200,000)	$(134,000)

Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship
On April 29, 2021, we announced the Company's sponsorship, through our wholly-owned subsidiary, ShiftPixy Investments, Inc. ("Investments"), of four SPACs. Each SPAC was seeking to raise approximately $150 million in capital investment, through an IPO, to acquire companies in the light industrial, healthcare and technology segments of the staffing industry, as well as one or more insurance entities. On March 18, 2022, the IPO registration statements related to three of the SPACs we had sponsored, Vital Human Capital, Inc. ("Vital"), TechStackery, Inc. ("TechStackery"), and Firemark Global Capital, Inc. ("Firemark"), were withdrawn. With the withdrawal of these IPO registrations, the Company recorded approximately $38.0 million of deferred costs against Non-controlling interest.
The registration statement and prospectus covering the IPO of IHC was declared effective by the SEC on October 19, 2021, and IHC Units, consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the New York Stock Exchange (“NYSE”) on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, we purchased, through the Company's wholly-owned subsidiary, 4,639,000 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of$4,639,000.
Following the closing of the IPO, the sum of $116,725,000 was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "ICA"), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the ICA, as determined by the Company, until the earlier of: (i) the completion of the IBC and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The $116,725,000 consisted of the $115,000,000 of gross proceeds from the sale of the IHC Units in the IPO and $1,725,000 funded by the Company, as the corporate parent of the Sponsor, representing guaranteed interest for future redemptions and calculated as one year's interest at 1.5%. With the completion of the IPO, the Company recorded approximately $9.5 million of deferred costs in APIC, and $0.3 million of offering costs paid on behalf of IHC. During Fiscal 2022, IHC incurred approximately $3.5 million in offering costs. No other offering costs have been incurred during the period for the withdrawn SPACs. The Trust Account generated interest and dividend income for the three month ended November 30, 2022 and November 30, 2021 of approximately $0.9 million and $3,000, respectively. After completion of its IPO, IHC sought to acquire companies in the light industrial segment of the staffing industry.
Upon the completion of IHC's IPO, through the Company's wholly-owned subsidiary, we owned approximately 15% of its issued and outstanding stock. Furthermore, we anticipated that IHC would operate as a separately managed, publicly traded entity following the completion of its IBCs. The operations of IHC have been consolidated in the accompanying condensed financial statements for the reasons set forth above in Note 2, Summary of Significant Accounting Policies.
On October 14, 2022, the stockholders of IHC approved the proposed action to file an amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 22, 2022, to April 22, 2023, or a such earlier date as determined by the board of directors. The Company accordingly filed the Amendment with the Secretary of State of Delaware. In connection with the meeting, however, shareholders holding 11,251,347 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. leaving 248,653 of the Company’s remaining Public Shares outstanding and the Trust Account substantially below the $5,000,001 minimum net tangible asset amount required by IHC's Amended and Restated Certificate of Incorporation to be available upon consummation of such Business Combination. IHC's efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, and IHC accordingly declined to fund the extension, cancelled the Amendment as filed with the Secretary of State of Delaware, and proceeded to cease operations, dissolve and unwind. The board of directors of IHC accordingly adopted resolutions to liquidate, dissolve and unwind the entity. Since IHC was dissolved on November 14, 2022, and since the Trust released all the redemption funds to shareholders on December 2, 2022, effectively liquidating the Trust, we will evaluate the impact including potential de-consolidation of its operations during the wind up period in Fiscal 2023. The Class A common shares subject to redemption is classified as a current liability.
Note 5: Deferred Offering Costs - SPACs
During the fiscal year ending August 31, 2021, the Company incurred professional fees related to the filing of registration statements for the IPOs of four SPACs. The Company also transferred certain Founder Shares of those SPACs to a third party which created a non-controlling interest in those entities. These Founder Shares of common stock were transferred to the SPACs’ underwriter representative (the “Representative”) at below fair market value, resulting in compensation and therefore deferred offering costs for the SPACs, and the creation of a non-controlling interest. The non-controlling interest is recorded on the condensed balance sheets and the statements of stockholders' deficit.

As of August 31, 2021, Deferred offering costs - SPACs totaled $48,261,000, consisting of $789,000 of legal and accounting fees related to the SPACs’ IPOs and $47,472,000 related to the non-controlling interest consolidated subsidiaries. As of November 30, 2022. there were no deferred offering costs.

The non-controlling interest – deferred offering costs represents the estimated value of the portion of the Company's Founder Shares in each of the following SPACs that we received as a result of the Company's sponsorship, and which we transferred to the Representative on April 22, 2021, at a price below the fair market value of the shares, as follows: (i) 2,000,000 shares of IHC common stock; (ii) 2,000,000 shares of TechStackery common stock; (iii) 2,000,000 shares of Vital common stock; and (iv) 4,000,000 shares of Firemark common stock. We estimate the total value of the 10,000,000 shares transferred, which represents deferred compensation to the Representative, to be $47,472,000, or $4.7472 per share. We arrived at this valuation by reference to similar SPAC IPO transactions, as set forth below:

1.Consistent with most SPAC IPOs, the market price of units (consisting of some combination of common stock and warrants) sold to the public in a SPAC IPO is $10 per unit.

2.We have valued the warrant portion of each Unit at $0.75 per share. Deducting this value from the Unit yields a value of $9.25 per share of common stock at the time of the IPO, which we have applied to the value of each of the Founder Shares that we issued to the Representative.

3.We have applied a further discount of 48.8%, which is a blended discount designed to reflect the following contingencies and uncertainties: (a) 20% probability that the SPAC IPOs are never consummated; (b) 20% probability that none of the Company's sponsored SPACs successfully complete their IBC; and (c) 21% additional discounts to account for future sponsor and Representative concessions, as well as the possibility of decrease in the value of the common stock of each SPAC.

One of the Company's sponsored SPACs, IHC, completed its IPO on October 22, 2021, resulting in the recognition of approximately $13 million of offering costs, including $9.8 million that had been deferred as of August 31, 2022. No offering costs were incurred for TechStackery, Vital, or Firemark as of November 30, 2022, as these company's registration statements were withdrawn.
As discussed in Note 4, Special Purpose Acquisition Company ("SPAC") Sponsorship, the registration statements on Form S-1 previously filed with the SEC relating to three of its Sponsored SPACs — Vital, TechStackery, and Firemark have been withdrawn. The abandonment of these SPAC IPOs resulted in our recognition of approximately $38.5 million of deferred offering costs against $38 million in non-controlling interest and $0.5 million in the other expenses in the condensed consolidated statements of operations.

Note 6: Going Concern
The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of November 30, 2022, the Company had cash of $0.9 million and a working capital deficit of $32.0 million. During this period, the Company used approximately $3.7 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $198.1 million. As of November 30, 2022, the Company is delinquent with respect to remitting payroll tax payments to the IRS. The Company has been in communication with the IRS regarding amounts owing in relation to credits due. In addition, some clients have filed suits against the Company, demanding that the Company take action to seek additional ERTC tax credits for the subject periods. Until the matter is concluded and the taxes are paid, the IRS could, subject to its standard processes and the Company’s rights to respond, implement collection actions, including such actions as levying against Company bank accounts, to recover the amounts that it calculates to be due and owing.
Historically, the Company's principal source of financing has come through the sale of the Company's common stock, including in certain instances, warrants and issuance of convertible notes. In September 2022, we raised approximately $5.0 million ($4.4 million, net of costs) in connection with the underwriting of a private placement offering. See Note 7, stockholders' deficit.
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company's plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations and strengthening of the Company's sales force strategy by focusing on staffing services as the Company's key driver to improve the Company's margin and the continued support and functionality improvement of the Company's information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. We expect to continue to invest in the Company's HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
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

The Company expects to engage in additional sales of its securities during this fiscal year either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. The Company’s management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful on obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These consolidated financial statements do not include any adjustments for this uncertainty.
Note 7: Stockholders’ Deficit
Preferred Stock
In September 2016, the founding shareholders of the Company were granted options to acquire preferred stock of the Company (the “Preferred Options”). The number of Preferred Options granted was based upon the number of shares held at the time of the grant. These Preferred Options are nontransferable and forfeited upon the sale of the related founding shares of common stock held by the option holder. Upon the occurrence of certain specified events, such founding shareholders can exercise each Preferred Option to purchase one share of preferred stock of the Company at an exercise price of $0.0001 per share. The preferred stock underlying the Preferred Options does not include any rights to dividends or preference upon liquidation of the Company and is convertible into shares of the Company’s common stock on a one-for-one basis. Upon consummation of the Vensure Asset Sale in January 2020, a total of 24,634,560 Preferred Options became exercisable and exchangeable into an equal number of shares of the Company's common stock.

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of the Company's preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which were subject to a 24-month lock-up period during which such shares could not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. As of November 30, 2022, the restrictions on all of these shares have been lifted, rendering them freely tradable.

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

On July 14, 2022, the Board of the Company approved the issuance to the Company’s founder and principal shareholder, Scott Absher, of 12,500,000 shares of the Company’s Preferred Class A Stock ("Preferred Shares"), par value $0.0001 per share, in exchange for (a) the surrender by Mr. Absher of his options to acquire 12,500,000 Preferred Shares, which Preferred Options provide for exercise upon certain triggering events as described above, and as detailed in the Company's prior filings, and (b) the tender of payment by Mr. Absher of the sum of $5,000, representing four times the par value for such Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2322 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.1%; (iii) volatility of 125.7%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.3 per share of the Company’s common stock. These were recorded as compensation expense in the general and administrative expenses during the fiscal year August 31, 2022.

On September 1,, 2022, Mr. Absher converted 8,600,000 Preferred Shares to 8,600,000 shares of the Company’s common stock, par value $0.0001 per share. Pursuant to Rule 144, these 8,000,000 shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 8,6,00,000 preferred shares were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect.

On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $820,793, in exchange for an option to receive 4,100,000 shares of the Company's Preferred Class A Stock. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.0%; (iii) volatility of 125.7%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.2 per share of the Company’s common stock. Pursuant to Rule 144, these 4,100,000, when converted into shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 8,600,000 preferred shares were converted into common stock on September 1, 2022, after the Company's reverse stock split had taken effect. As of November 30, 2022, there were no preferred shares options or preferred shares outstanding. As a result of this transaction, the Company recorded a preferential dividend of 127,145,000 based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock. In addition, this had no effect on stockholders' deficit.

Prior to the shareholder vote to approve the reverse stock split, the Company on August 2, 2022, amended its Articles of Incorporation to hereby state that the preferred stock will not be split adjusted if the common stock reverse stock split is effectuated. The reverse stock split was subsequently approved by the shareholders, and effectively the terms and conditions of the preferred stock were “deemed modified” and treated as an extinguishment (in accordance with ASC 470-50 and ASC 260-10-S99-2 for the disproportionate value received (the carrying value compared to the fair value received).
Common Stock and Warrants
During the three months ended November 30, 2022, the Company closed the following transactions:
September 2022 Private Placement
On September 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The Offering closed on September 23, 2022. The net gross proceeds to the Company from the Offering was $4,738,000.

In connection with the Purchase Agreement, the Company and the Purchaser entered into amendment No. 1 to warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 25,233 warrants issued on September 3, 2021, and (ii) 98,969 warrants issued on January 28, 2022, was reduced to $0.01., As a result of the change in exercise price, the Company recorded an expense of $106,000. The incremental change in the fair market values was based upon the Black Scholes option pricing model with the following inputs. Risk free interest of 3.7%, expected volatility of 149.4%, dividend yield of 0% and expected term of 6.7 to 6.8 years.

A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent in connection with the Offering pursuant to the terms of a placement agent agreement, dated September 20, 2022, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a fee equal to 7.0% of the aggregate gross proceeds from the Offering. In addition to the cash fee, the Company issued to the Placement Agent warrants to purchase up to 20,833 shares of common stock (5% of the number of shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable for a period commencing six months from issuance, will expire four years from the effectiveness of a registration statement for the resale of the underlying shares, and have an initial exercise price of $13.20 per share.

On September 1, 2022, after the Company's reverse stock split had taken effect, Mr. Absher converted 8,600,000 of his shares of Preferred Class A Stock to 8,600,000 shares of our common stock, see Note 9.

The following table summarizes the changes in the Company’s common stock and Prefunded  Warrants from August 31, 2022 to November 30, 2022

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2022	522,786	7.2	$47.99
Issued	854,166	7.1	12.00
Cancelled	—	—	—
Exercised	(124,204)	0	—
Warrants outstanding, November 30, 2022	1,252,748	6.9	34.78
Warrants exercisable, November 30, 2022	50,173	3.0	$459.36
The following table summarizes the Company’s warrants outstanding as of November 30, 2022 (Unaudited):

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
September 2022 Common Warrants(1)	833,333	6.8	$12.00
September 2022 Underwriter Warrants	20,833	4.3	$13.20
July 2022 Common Warrants(2)	348,408	7.6	$26.00
Sep 2021Underwriter Warrants	3,762	6.4	175.00
May 2021Underwriter Warrants	2,474	3.5	267.00
October 2020 Common Warrants	23,000	2.9	330.00
October 2020 Underwriter Warrants	2,000	2.9	330.00
May 2020 Common Warrants	12,776	2.5	540.00
May 2020 Underwriter Warrants	1,111	2.5	540.00
March 2020 Exchange Warrants	4,237	2.9	1,017.00
Amended March 2019 Warrants	663	1.3	4,000.00
March 2019 Services Warrants	34	1.3	7,000.00
June 2018 Warrants	63	1.0	4,000.00
June 2018 Services Warrants	54	1.0	9,960.00
	1,252,748	6.9	$34.78
(1)The September 2022 Common Warrants are exercisable exercisable commencing March 23, 2023 (six months from the date of issuance) and will terminate March 23, 2030.
(2)The July 2022 Common Warrants are not exercisable until January 19, 2023.
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
For all options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020 typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term and, as of November 30, 2022, all options granted to date are exercisable.
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
Stock-based compensation expense was $255,000 and $408,000 for the three months ended November 30, 2022, and November 30, 2021, respectively.
The following table summarizes option activity during the three months ended November 30, 2022 (Unaudited):

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance Outstanding, August 31, 2022	11,753	8.1	$733.00
Granted
Exercised
Forfeited	(1,150)		217.00
Balance Outstanding at November 30, 2022	10,603	7.8	$789.00

Options outstanding as of November 30, 2022 had an aggregate intrinsic value of $0.
As of November 30, 2022, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.8 years for outstanding grants was $1,458,000. Option vesting activity from August 31, 2022, through November 30, 2022 was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2022	5,269	8.1	$1,146.00
Vested	830	8.0	426.00
Exercised			—
Forfeited	(369)		286.00
Balance, November 30, 2022	5,730	7.6	$1,101.00
The following table summarizes information about stock options outstanding and vested as of November 30, 2022:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$0.50 - 10.00	10,241	7.8	$438.00	5,375	7.8	$467.00
$10.01 - $40.00	20	6.5	1,895.00	18	7.3	1,897.00
$40.01 - $80.00	121	6.3	5,121.00	116	6.6	5,120.00
$80.01 - $120.00	101	5.5	10,298.00	101	5.5	10,298.00
$120.01 - $160.00	109	4.6	15,584.00	109	4.6	15,584.00
$160.01 - $391.60	11	4.6	30,160.00	11	4.6	39,160.00
	10,603	7.6	$789.00	5,730	7.6	$1,101.00

Note 9: Related Parties and Certain Directors and Officers
Scott W. Absher, the Company's CEO and Chair of our Board, received compensation in the form of salary of $127,644 and $153,307 for the three months ending November 30, 2022 and November 30, 2021, respectively. In addition, for the three month period ending November 30, 2022, Mr. Absher has a deferred, unpaid compensation accrual in the amount of $58,832.

On September 1, 2022, after the Company's reverse stock split had taken effect, Mr. Absher converted 8,600,000 of his shares of Preferred Class A Stock to 8,600,000 shares of our common stock.The Company recorded a preferential dividend of 127,145,000 based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock.

Mr. Absher's annual salary compensation for calendar year 2023 has been set at $750,000.

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager advisor to and was a significant shareholder of the Company. The Company incurred $750,000 in professional fees for services provided by Mr. Holmes during Fiscal 2021. For the three months ended November 30, 2021, Mr. Holmes was compensated $120,000 for his services.

On or about October 22, 2021, we severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company. See Note 7, Stockholders Equity. Accordingly, for the three months ending November 30, 2022, Mr. Holmes received no compensation and provided no services.

Amanda Murphy

Amanda Murphy, the Company's COO and Director, received compensation for the 3 month period ending November 30, 2022, in the amount of $66,078, and for the three month period ending November 30, 2021, in the amount of $66,038. In addition, for the three month period ending November 30, 2022, Ms. Murphy has a deferred, unpaid compensation accrual in the amount of $58,967.

Domonic J. Carney

On May 24, 2022, Domonic J. Carney resigned as Chief Financial Officer and Treasurer of the Company, according to a Sabbatical Leave Agreement, effective immediately. As of November 30, 2022, $87,858 remains outstanding as Back Pay.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was previously employed as our Registered In-House Counsel, Director and Secretary. Mr. Absher resigned from his positions with the Company on February 6, 2019. On November 18, 2021, Mr. Absher

rejoined the Company as Deputy General Counsel – Special Projects, for an annual salary of $240,000. Mr. Absher's compensation for the three month period ending November 30, 2022, was $60,296, and his compensation for the three month period ending November 30, 2021 was $8,307.

David May, a member of our business development team, is the son-in-law of Scott Absher. Mr. May received compensation of approximately $149,000 in Fiscal 2022. Mr. May's compensation for the three month period ending November 30, 2022, was $37,319, and his salary and commission compensation for for the three month period ending November 30, 2021. was $42,857.

Jason Absher, a member of the Company's business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher received compensation for the three month period ending November 30, 2022, in the amount of $30,017, and for the three month period ending November 30, 2021, in the amount of $30,000.

Phil Eastvold, the Executive Producer of ShiftPixy Labs, is the son-in-law of Scott Absher. Mr. Eastvold's compensation for the three month period ending November 30, 2022, was $56,083, and his compensation for the three month period ending November 30, 2021 was $56,038.

Connie Absher (the spouse of Scott Absher), Elizabeth Eastvold (the daughter of Scott Absher and spouse of Mr. Eastvold), and Hannah Woods (the daughter of Scott Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation in the amount of $48,764 for the three month period ending November 30, 2022 and in the amount of $53,611 for the three month period ending November 30, 2021.
Note 10: Commitments
Operating Leases & License Agreements
Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for 13,246 square feet of office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $57,000.
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
Effective May 2, 2022, the Company entered into a non-cancelable 60-month operating lease, as constituted in an amendment to a prior lease, commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily to house its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. As an incentive, the landlord provided a rent abatement of 50% of the monthly rent for the first four months, with a right of recapture in the event of default.
On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs. See Note 11, Contingencies. As a result of the abandonment, the Company evaluated the Right-Of-Use ("ROU") Assets for impairment as of August 31, 2022, and recorded an impairment charge of $3.9, within the impairment loss line item for the year ended August 31, 2022, see 10-K for such information. Furthermore, the Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 in the accrued expenses of the consolidated balance sheets as of November 30, 2022 and August 31, 2022/.
The components of lease expense are as follows:

Three Months Ended November 30, 2022
Operating Lease Cost	$256,000

Future minimum lease and licensing payments under non-cancelable operating leases at November 30, 2022, are as follows:

Minimum lease commitments
2023	$919,000
2024	1,064,000
2025	1,099,000
2026	777,000
2027	568,000
Thereafter	351,000
Total minimum payments	$4,778,000
Less: present value discount	621,000
Lease Liability	$4,157,000

Weighted-average remaining lease term - operating leases (months)	72
Weighted-average discount rate	5.54%
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

The investment amounts set forth above do not include loans that the Company may extend to IHC in an amount not to exceed $500,000, in its role as sponsor. As of November 30, 2022, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $861,000 to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. The Company previously disclosed that it anticipates that the SPAC will repay these advanced expenses from when its IBC is completed. As of November 30, 2022, the Company had an outstanding balance of $744,000 from the advances, which are considered uncollectible with the dissolution of IHC. The intercompany balances have been eliminated in consolidation.
Note 11: Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.
During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that after consulting legal counsel the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow. Some of the matters are detailed below.
Kadima Litigation

The Company became engaged in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of November 30, 2022, the Company has paid approximately $11.0 million to Kadima, but has never been provided access to the majority of the promised software. Kadima has refused to continue development work, denied access to developed software, and refused to surrender to the Company any software that it has developed unless the Company pays an additional $12.0 million above the $11.0 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11.0 million. The Company vigorously disputed and denied each of Kadima’s claims, including that it owes any sums to Kadima, and further asserted that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. Following trial of the case, the court, on November 23, 2022, entered a minute order, finding in favor of the Company and against Kadima in the amount of $5 million plus costs and fees. As noted in Note 12, Subsequent Events, the minute order was converted to a final judgement order, entered on January 4, 2023, in favor of the Company and against Kadima for $5 million in compensatory damages, plus an amount in excess of $1.8 million in pre-judgment interest, plus expert witness fees of $250,000, plus costs, plus post judgment interest.

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit, on behalf of himself and other similarly situated individuals in the Eighth Judicial District Court for the State of Nevada, Clark County, naming the Company and its client as defendants, and alleging violations of certain wage and hour laws. The Company denies any liability. Discovery is proceeding in the case, and no trial date has been set. Even if the plaintiff ultimately prevails, the potential damages recoverable will depend substantially upon whether the Court determines in the future that this lawsuit may appropriately be maintained as a class action. Further, in the event that the Court ultimately enters a judgment in favor of plaintiff, the Company believes that it would be contractually entitled to be indemnified by its client against at least a portion of any damage award.

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

Everest Litigation

On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $0.6 million, which demand has since increased to approximately $1.6 million. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Everest subsequently filed a complaint against Gallagher Bassett in New Jersey. Discovery is underway in the cases, and the California Court has set a trial date in the Everest case of August 8, 2023, while no trial date has been set in either of the related Illinois or New Jersey cases, which are in preliminary stages. Mediation in the matter was conducted on December 14, 2022, and the matter was kept open until further notice as the partied are seeking to settle the case.

Sunz Litigation

On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million, which represents approximately 200% of the amount of incurred and unpaid claims. The Company denies plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set. On June 21, 2022, the Court granted Plaintiff’s partial motion for summary judgment, holding that Defendant is liable under the contract, but further finding that the amount of damages, if any, to which Plaintiff is entitled should be determined at trial. We believe that partial summary judgment was improvidently granted, and therefore appealed the Court’s Order by filing a petition for writ of certiorari with the Court of Appeal, which appeal is now pending. On or about November 14, 2022, a court granted Sunz’ motion for summary judgment on a contractual issue—holding that the Company waived claims regarding Sunz’ management of claims to the extent that the Company did not complain about such management within 6 months of the alleged mismanagement of the claims. This ruling may limit the scope of the Company’s counterclaim.

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

Vensure resisted the Company’s repeated efforts to obtain the Proposed Closing Statement for over one year after the closing of the transaction. Finally, on March 12, 2021, under threat of legal action by the Company, Vensure provided its Proposed Closing Statement, in which it contended for the first time that it owes nothing to the Company, and that the Company actually owes Vensure the sum of $1.5 million. By letter dated April 6, 2021, the Company provided Vensure with its objections to the Proposed Closing Statement, which included Vensure’s gross overstatement of payments it purportedly made on the Company’s behalf, as well as its bad faith actions in obstructing the Company’s efforts to make these payments.

From April 2021 through August 2021, Vensure and the Company engaged in the “30-day negotiation period” referred to above, which was extended multiple times at Vensure’s request to provide Vensure an opportunity to provide evidence supporting its assertions. Over the course of these negotiations, Vensure withdrew its claim for approximately $1.5 million from the Company, and acknowledged that Vensure owed ShiftPixy some portion of the Installment Fund. Nevertheless, in early September 2021, without warning and contrary to the dispute resolution provisions of the APA, Vensure filed suit against the Company in Delaware Chancery Court for breach of contract and declaratory judgment, seeking unspecified damages. The Company vigorously disputes and denies each of Vensure’s claims. Accordingly, on November 4, 2021, the Company filed its Answer and Counterclaim to Vensure’s Complaint, in which it not only denied Vensure’s claims, but also asserted counterclaims for breach of contract and tortious interference with contract. The counterclaim seeks damages from Vensure totaling approximately $9.5 million – the full amount due under the APA - plus an award of attorneys’ fees and expenses. The case is proceeding, and no trial date has been set.

Courvoisier Centre Litigation

On August 24, 2022, the landlord of our headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. We vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which the Company's offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the Landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, we filed our answer to the complaint and the Company's counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation.

Certified Tire Litigation

On June 29, 2020, the Company was served with a complaint filed by its former client, Certified Tire, in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to PAGA. This underlying lawsuit alleged the Company's former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company is defending the lawsuit vigorously based primarily on the Company's belief that the alleged violations that gave rise to the underlying lawsuit were the responsibility of Certified Tire and not the Company. Discovery is currently proceeding, and trial is scheduled to commence on or after March 27, 2023. The Company’s dispositive motion for summary judgment was denied by the court because of its determination that factual disputes exist.

In Re John Stephen Holmes Bankruptcy Litigation

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation of Mr. Holmes' preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. The matter is in the preliminary stages; as noted in Note 12, Subsequent Events, the Company has filed a motion to dismiss the complaint.
Nasdaq Listing Notifications

On April 4, 2022, we received a letter from the staff of the Listing Qualifications Department (the "Staff") of Nasdaq notifying us that for the previous 30 consecutive business days, the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq's Listing Rule 5550(a)(2) (the "Minimum Bid Requirement"). Following the completion of the reverse split of the Company's r common stock, which became effective on September 1, 2022, on September 19, 2022, the Company received a letter from the staff of Nasdaq (the "Staff") notifying the Company that the Staff has determined that for the last 10 consecutive business days, from September 1 to September 16, 2022, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and that accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

In addition, on April 21, 2022, ShiftPixy, Inc. (the “Company”) received a letter from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), which notified the Company that it did not comply with Nasdaq’s Listing Rule 5550(b)(1) that requires the Company to (i) maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or (ii) meet the alternatives of minimum market value for listed securities or net income from continuing operations. On October 3, 2022, the Company received a letter from the Staff notifying the Company that the Staff has determined that the Company has regained compliance with Listing Rule 5550(b) in that, for the last 21 consecutive business days, from September 1 through September 30, 2022, the Company’s market value of listed securities has been above $35,000,000.

Note 12: Subsequent Events
Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, "Subsequent Events."
IHC
IHC Trust released all the redemption funds to IHC shareholders on December 2, 2022, effectively liquidating the Trust.
In Re John Stephen Holmes Bankruptcy Litigation
On December 15, 2022, we filed a motion to dismiss the complaint filled by the bankruptcy trustee. No action has been taken on the motion.
Kadima Litigation
On January 4, 2023, the court in the Kadima litigation entered a formal order of judgment in favor of the Company and against Kadima for $5 million in compensatory damages, plus an amount in excess of $1.8 million in pre-judgment interest, plus expert witness fees of $250,000, plus costs, plus post judgment interest.
Changes in CFO Position
Effective December 16, 2022, Manny Rivera, resigned from his position as Acting Chief Financial Officer of the Company. Effective January 15, 2023, Douglas Beck, CPA assumed the position of Chief Financial Officer of the Company.
Nasdaq Letter of Reprimand

On January 17, 2023, the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) issued a Letter of Reprimand to the Company for the Company’s violation, as determined by Nasdaq, of Listing Rule 5635(d) (the “Rule”). The Staff determined that two transactions completed by the Company, on July 18, 2022, and September 20, 2022 (prior to and after the Company’s 1-for-100 reverse stock split), should be aggregated inasmuch as the transactions were with the same investor and deemed proximate in time and use of proceeds, and that, because the total shares issued in the transactions substantially exceeded 20% of the total shares outstanding and were issued at a price less than the Minimum Price, shareholder approval should have been secured prior to issuing shares in the September 20, 2022, transaction.

The Staff considered it appropriate, pursuant to Listing Rule 5810(c)(4), to close these matters with the issuance of a Letter of Reprimand as opposed to a delisting of the Company’s securities, noting that the Company (1) stated that any violation of the Listing Rules was inadvertent, (2) stated that it reasonably relied upon the expertise of its outside counsel and had no reason to believe counsel would omit consideration of any material issue and accordingly proceeded with closing, (3) noted that its substantial majority shareholder approved the September 20, 2022, transaction, (4) has committed to engage with Nasdaq prior to entering into transactions involving common investors if such transactions take place within six months from one another, and (5) has not demonstrated a prior pattern of non-compliance. The Company’s action in amending the warrants issued in September 2022 to extend the date of their initial exercise to 6 months from the date of their issuance (which has been completed as disclosed in the Company’s 8-K filed on December 2, 2022) was offered by the Company as a remedial measure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022 and December 14, 2022, respectively.

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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K and 10-K/A for Fiscal 2022, filed with the SEC on December 13, 2021 and on December 14, 2022, respectively, which is expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The ShiftPixy logo and other trademarks or service marks of ShiftPixy, Inc. appearing in this Quarterly Report on Form 10-Q are the property of ShiftPixy, Inc. This Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

Overview
Our current business, and the primary source of our revenues to date, has been providing human resources, employment compliance, employment related insurance, payroll, and operational employment services solutions for our business clients using a comprehensive HRIS platform under a human capital fee-based business model. We have developed a comprehensive human resources information system or HRIS platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. We provide human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for worksite employees (WSEs or shifters). As consideration for providing these services, we receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. We have built a substantial business on a recurring revenue model since our inception in 2015. For the three months ended November 30, 2022 and November 30, 2021, we processed approximately $11.7 million and $14.1 million of payroll billings, respectively, our primary operating metric, and incurred approximately $5.4 million and $8.7 million in operating losses for the three months ended November 30, 2022 and November 31, 2021, respectively. Our loses were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model.

For most of the fiscal year ending August 31, 2022, and continuing into the first quarter of 2023 ending November 30, 2022, our primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. We believe that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients, and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during the three months ending November 30, 2022, accounting for approximately 48.78% of our gross billings. Washington and New Mexico represented our other significant markets during the first quarter of 2023 ending November 30, 2022, representing approximately 22.43% of our total gross billings. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into client services agreements ("CSAs") with us or one of our wholly owned subsidiaries.

Our business focus during the fiscal year ending August 31, 2022, and continuing into the three months ending November 30, 2022, was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. Now we feel that our HRIS platform is at completion stage and our IT development cost has started to stabilize with a significant cost reduction year over year, we are focused in the maintenance and minor functionality improvements to keep our technology at a top level of excellence in functionality. To that end, we identified and began to execute on various growth strategies, and expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.

Our revenues for the first quarter of 2023 ending November 30, 2022, consisted of: i) staffing solutions revenues equal to gross billings for staffing solutions clients; and ii) EAS solutions revenues which consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage for our clients. Our costs of revenues for EAS solutions revenues consist of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage and administration related services, including premiums and loss reserves. For staffing solutions revenues, our cost of revenues also included the gross payroll paid to staffing solutions employees. A significant portion of our liabilities is for our projected workers’ compensation claims, carried as liabilities. We provided a self-funded workers’ compensation policy up to $500,000 and purchased reinsurance for claims in excess of that limit through February 28, 2021, after which we changed to a direct cost premium only workers’ compensation program.

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
COVID-19 Pandemic Impact

The COVID-19 pandemic continues to provide both business setbacks and business opportunities. Our growth trajectory has been muted by the economic impacts of the COVID-19 pandemic on our core business clients, primarily restaurants and nurse staffing organizations supplying health services not related to COVID-19. However, many of our clients have, with the benefit of Payroll Protection Plan loans ("PPP Loans") under the CARES Act and with adjustments to business offerings to accommodate the impact of the virus and the related government response thereto, learned to respond to and in some cases grow despite the pandemic. Thus far, the impact of the variants of the disease have been largely inconsequential. However, if the disease or its variants further impose on the health of residents of states wherein we have a significant presence, the effects thereof, including the government response thereto, could have a material impact on our revenues.
Significant Developments in the Three Months Ended November 30, 2022.

Financing Activities
September 2022 Private Placement
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

Growth Initiatives

During the first quarter of Fiscal 2023, we concluded activities associated with our SPAC-related growth initiative, and we continued to execute on our other primary growth initiative, which is designed to leverage our technology solution, knowledge, and expertise to provide for significant revenue growth for the human capital management services we provide to our clients.

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

For the first quarter of Fiscal 2023, included in our cost of sales was approximately $200,000 of expense for claims estimate increases relating to loss reserves activity for the legacy Sunz and Everest programs. These claims estimates are the subject of ongoing litigation with our former workers’ compensation insurance providers, Sunz and Everest, as described in Note 11, Contingencies, above. We are currently re-evaluating our workers’ compensation liability estimates under our legacy Sunz and Everest programs.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, we entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly-owned subsidiary of Vensure, pursuant to which we assigned client contracts representing approximately 88% of our quarterly revenue as of November 30, 2019, including 100% of our existing PEO business effective as of December 31, 2019, and we transferred $1.6 million of working capital assets, including cash balances and certain operating assets associated with the assigned client contracts included in the agreement. Gross proceeds from the Asset Sale were $19.2 million, of which $9.7 million was received at closing and $9.5 million was embodied in the Note Receivable described above, to be paid out in equal monthly payments for the next four years after certain transaction conditions were met. During our third quarter of Fiscal 2022, we recorded an asset impairment to adjust the net realizable value of the long-term note receivable to zero. As of November 30, 2022, Vensure and the Company were engaged in litigation regarding the amount owed to the Company pursuant to the Note Receivable, as described in Note 11, Contingencies, above.
•Served approximately 68 clients and an average of 2,000 WSEs for the period ending November 30, 2022 vs. 72 clients and an average of 3,000 WSEs for the same period ending November 30, 2021.
•We processed approximately $11.7 million of gross payroll billings from continuing operations for the three months ended November 30, 2022, representing a decrease of 24.1% when compared to the three months ended November 30, 2021, due to the loss of a few clients during such period  Our continuing operations mix remained consistent for the three months ended November 30, 2022, when compared to the three months ended November 30, 2021, primarily consisting of QSR or quick service restaurant , WSEs. (For further information, please refer to the “Non-GAAP Financial Measures” section below.)
•Our revenues decreased 3.7 million for the three months ended November 30, 2022, compared to the same period in Fiscal 2021, primarily due to the loss of a few clients during the second half of Fiscal 2022, for which the full impact is reflected during the first quarterly reporting of Fiscal 2023.
•Our gross margin was 8% for the three months ended November 30, 2022, and 8% over the same period in Fiscal 2022, remaining consistent for both periods.
•Our operating loss for the three months ended November 30, 2022 decreased approximately $3.4 million compared to the same period in Fiscal 2022. The decrease is due to cost reductions of $1.6 million in payroll expenses and the reduction or approximately $1.1 million in software development costs net by the increase of approximately $-0.2 million in interest and penalties on outstanding payroll liabilities due.
Our financial performance for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, included the significant items set forth herein below.
Results of Operations
The following table summarizes the condensed consolidated results of our operations for the three months ended November 30, 2022, and November 30, 2021.

	For the Three Months Ended
	November 30, 2022	November 30, 2021
Revenues (See Note 2)	$5,266,000	$8,940,000
Cost of revenue	4,845,000	8,245,000
Gross profit (loss)	421,000	695,000

Operating expenses:
Salaries, wages, and payroll taxes	2,259,000	3,890,000
Stock-based compensation – general and administrative
Commissions	10,000	27,000
Professional fees	1,195,000	1,737,000
Software development	60,000	1,161,000
Depreciation and amortization	149,000	123,000
General and administrative	1,971,000	2,340,000
Total operating expenses	5,644,000	9,278,000

Operating Loss	(5,223,000)	(8,583,000)

Other (expense) income:
Interest expense	—	(1,000)
Other income	—	—
Expensed SPAC offering costs	—	—
Total other expense	—	4,000
Loss from continuing operations	(5,223,000)	(8,579,000)

Total (loss) income from discontinued operations, net of tax	(200,000)	(134,000)

Net loss	$(5,423,000)	$(8,713,000)

Preferred stock preferential dividend	(127,145,000)	—
Net loss attributable to common shareholders	$(132,568,000)	$(8,713,000)

Net loss attributable to common shareholders
Continuing operations	$(13.88)	$(24.00)
Discontinued operations	(0.02)	—
Net loss per common share – Basic and diluted	$(13.90)	$(24.00)

Weighted average common shares outstanding – Basic and diluted	9,533,982	359,452

We report our revenues as gross billings, net of related direct labor costs for our EAS/HCM clients and revenues without reduction of labor costs for staffing services clients.
The following table presents certain information related to our gross profit components (unaudited):

	For the Three Months Ended
	November 30, 2022	November 30, 2021
Gross Billings for HCM	$11.7	$14.1
Gross Wages for HCM	$(10.3)	$(12.3)
Total Net Revenue for HCM	$1.4	1.8
Revenue for Staffing	3.8	7.1
Total Net Revenues (in millions)	$5.3	$8.9
Increase (Decrease), Quarter over Quarter (in millions)	(3.6)	6.4
Percentage Increase (Decrease), Quarter over Quarter	(40.4)%	257.2%

Cost of Revenues (in millions)	$4.8	$8.2
Increase (Decrease), Quarter over Quarter (in millions)	(3.4)	6.30
Percentage Increase (Decrease), Quarter over Quarter	(41.5)%	314.3%

Gross Profit (in millions)	$0.4	$0.7
Increase (Decrease), Quarter over Quarter (in millions)	(0.3)	0.2
Percentage Increase (Decrease), Quarter over Quarter	(42.9)%	35.5%
Gross Profit Percentage of Revenues	7.5%	7.8%
Three months ended November 30, 2022
Net revenue for our HCM services excludes the payroll cost component of gross billings. With respect to staffing services, employer payroll taxes, employee benefit programs, and workers’ compensation insurance, we believe that we are the primary obligor, and we have latitude in establishing price, selecting suppliers, and determining the service specifications. As such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as WSEs perform their services at the client worksite. See also non-GAAP Financial Measures below.
Net Revenue decreased approximately $3.7 million from $8.9 million for the three months ended November 30, 2022 to $5.3 million for the three months ended November 30, 2022. The decrease is based on the loss of a few clients during the third quarterly reporting of Fiscal 2022, for which the full impact of the loss of this revenue is being reflected in the first quarterly reporting of Fiscal 2023. Average WSEs decreased by approximately $1,000 for the thee months ending November 30, 2022.
Net revenue per WSE remained consistent for the three month period ended November 30, 2022 compared to the same period in FY 2022.

For the three months ended November 30, 2022, our revenue associated with administrative fees decreased by $0.2 million,, our tax revenues by $0.5 million , workers’ compensation revenue by $0.1 million, for our administrative fees by $0.3 million and our tax revenue by $0.7 million , compared to the same period in Fiscal 2022. The decrease is consistent with our billed wages decrease for the three months ended November 30, 2022, compared the same period in Fiscal 2022.
Cost of Revenues includes our costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the three months ended November 30, 2022, decreased by $3.4 million to $4.8 millions from $8.2 million for the same period in Fiscal 2022. The decrease is correlated with the decrease in our net revenues, respectively.
The contributors to the decrease in cost of revenue for the three months ended November 30, 2022, are; a decrease of $3.4 million in gross wages related primarily to $2.8 million decrease in gross wages and $0.5 million decrease in taxes, respectively.

Gross Profit for the three months ended November 30, 2022 decreased by $0.3 million, compared to the same period in Fiscal 2022.
The decrease for the three months ended November 30, 2022 was primarily driven by the decrease in net revenues, consistent with our $5.1 million decrease in gross billings compared to the same period in Fiscal 2022.
Operating expenses for the three months ended November 30, 2022, decreased by $3.6 million to $5.6 million from $9.3 million, compared to the same period in Fiscal 2022. The decrease in operating expenses for the three months ended November 30, 2022 is primarily due to a decrease of approximately $1.6 million in payroll related expenses due to the reduction in employees, $0.5 million in professional fees, due the ceased operations of our sponsored SPACs and,$1.1 million in software development cost, based on the elimination of external IT consultants as our application was substantially completed during the third quarterly reporting of Fiscal 2022, net by the increased costs of $0.2 million in interest and penalties on payroll liabilities due.
The following table presents certain information related to our operating expenses (unaudited):

	For the Three months Ended
	November 30, 2022	November 30, 2021
Operating expenses:
Salaries, wages, and payroll taxes	$2,259,000	$3,890,000
Commissions	10,000	27,000
Professional fees	1,195,000	1,737,000
Software development	60,000	1,161,000
Depreciation and amortization	149,000	123,000
General and administrative	1,971,000	2,340,000
Total operating expenses	$5,644,000	$9,278,000
Operating expenses decreased for the three months ended November 30, 2022 by $3.6 million, compared with the same period of Fiscal 2022. The components of operating expenses changed as follows:
Salaries, wages and payroll taxes decreased for the three months ended November 30, 2022, by approximately $1.6 million, in comparison to the same period in Fiscal 2022. The decrease is primarily attributable to the significant reduction in employees in the executive, operations, and software development ranks of our business. Our corporate employee count decreased from 85 employees as of November 30, 2021, to 65 employees as of November 30, 2022.
Professional fees consists of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three months ended November 30, 2022, decreased by $0.5 million , compared to the same period in Fiscal 2022. The decrease is primarily attributable to our termination of our sponsorship of IHC's IBC-related activities, net by our legal fees related to our current active litigation.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $1.1 million ,, for the three months ended November 30, 2022, respectively, compared to the same period in Fiscal 2022. The decrease is based on our substantial completion of our application during our third quarterly reporting of Fiscal 2022 and the strategic decision to hold our IT development outsourcing, focusing on the use of internal resources for the maintenance and non significant application improvements.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, business taxes, stock based compensation, travel and entertainment, and other general business expenses. General and administrative expenses for the three months ended November 30, 2022, decrease by $0.4 million, compared with the same period of Fiscal 2022. The decrease was a result of reduced directors and insurance premiums due to less coverage from failed SPAC. Non-cash cash stock compensation expense decrease by $0.2 million and an increase of $0.2 million in general and administrative expenses primarily due to interest and penalties related to the outstanding payroll taxes liabilities.
Net loss for the three months ended November 30, 2022, decreased by $3.3 million, from $8.71 million to $5.4 million, compared to the same period in Fiscal 2022. The decrease is mainly driven by the reduction in the costs described above, net by the interest and dividends received from the Trust account and the gain from the renegotiation our D&O insurance for our sponsored SPAC.
Loss from continuing operations for the three months ended November 30, 2022, decreased by $3.3 million and was describe above.
Loss from discontinued operations. For the three months ended November 30, 2022, we recorded a loss primarily based upon our reassessment of our workers' compensation claims reserve associated with the clients that we transferred to Vensure in connection with the Vensure Asset Sale. For the three months ended November 30, 2022, the loss from discontinued operations increased $0.1 million, compared with the same period in Fiscal 2022. The negligible increase for the three months ended November 30, 2022, is due to the reassessment of claims liability for the period.
Liquidity and Capital Resources
As of November 30, 2022, the Company had cash of $0.9 million and a working capital deficit of $32.0 million. During this same period, the Company used approximately $3.7 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $198.1 million as of November 30, 2022.
On September 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The Offering closed on September 23, 2022. The net gross proceeds to the Company from the Offering was $4,738,000 .
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. For a discussion of our liquidity and capital resources, see Note 6, Going Concern, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report.
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
Our revenue recognition policy differs for our EAS/HCM and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS/HCM clients, and revenues without reduction for labor costs for staffing clients. For the three months ended November 30, 2022, our gross billings from HCM and staffing services totaled approximately $11.7 million and $3.8 million (total of $15.5 million), representing 75% and 25% of our gross revenue, respectively. For the three months ended November 30, 2021, our gross billings from HCM and staffing services totaled approximately $14.1 million and $7.1 million (total of $21.2 million), representing 66.4% and 33.6% of our gross revenue, respectively.
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

Reconciliation of GAAP to Non-GAAP Measure
Gross Billings to Net Revenues
The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the Three Months Ended November 30,
($ in millions)	2022	2021
Gross Billings	$11.7	$14.1
Less: Adjustment to Gross Billings	$10.3	$12.3
Revenues	$1.4	$1.8

The following table provides the key revenue and our primary gross profit driver used by management (unaudited).

	For the Three Months Ended November 30,
	2022	2021
Administrative Fees (in millions)	$0.3	$0.5
Increase (Decrease), Quarter over Quarter (in millions)	$(0.2)	$0.1
Percentage Increase (Decrease), Quarter over Quarter	(38.2)%	34.9%
Administrative Fee % of Gross Billings	1.8%	2.2%

Average WSEs (unaudited)	2,000	3,000
Average Gross Billings per Average WSE	$8,049	$7,066
Average Active WSEs totaled approximately 2,000, decreased for the three months ended November 30, 2022 as compared to 3,000 WSE for three months ending November 30, 2021 was due the decrease in rnet revenue. was due to loss of client.s
Material Commitments
We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.
Contingencies
For a discussion of contingencies, see Note 11, Contingencies, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements ” of this Quarterly Report.
New and Recently Adopted Accounting Standards
For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements ” of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.

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
The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures at November 30, 2022, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2022, and which the Company determined continued to exist as of November 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a party to various legal actions, in addition to the contingencies noted in item 11, above, arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K and 10-K/A for Fiscal 2022, filed with the SEC on December 12, 2021 and on December 13, 2022, respectively, except as noted in Note 11 Contingencies to the accompanying financial statements.

Item 1A. Risk Factors.
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2022, as filed with the SEC on December 12, 2021, which is expressly incorporated herein by reference.There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K and 10-K/A for Fiscal 2022, filed with the SEC on December 12, 2022 and December 13, 2022, respectively.

In addition, we note that our President, CEO and director, Scott W. Absher, currently owns approximately 89% of the issued and outstanding shares of the Company’s Common Stock; accordingly, he may be deemed to control the Company as a result of his voting power and otherwise has significant influence over the voting matters of the shareholders of the Company’s Common Stock, including but not limited to the power to elect directors and approve other actions that require stockholder approval. Notwithstanding Mr. Absher's share ownership percentage, no action has been taken to seek the Controlled Company Exemption available under Nasdaq Listing Rule 5615(c)(2). If the Company were to seek Controlled Company status, (a) we would not be required to comply with certain governance requirements set forth in the listing standards, including requiring a majority of independent Directors on our Board, the determination of the compensation of our executive officers solely by independent Directors, and the recommendation of nominees for Director solely by independent Directors, and (b) as a result, the Company’s stockholders would not have certain of the same protections as a stockholder of other publicly-traded companies, and the market price of the Company’s common stock could be adversely affected. The concentration of ownership with respect to the Company’s common stock also results in there being a limited trading volume, which may make it more difficult for stockholders to sell their shares and increase the price volatility of the Company’s common stock.

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

ShiftPixy, Inc., a Wyoming corporation

DATE: January 23, 2023	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

DATE: January 23, 2023	By:	/s/ Douglas Beck
Douglas Beck
Principal Financial Officer