Form 10-K/A
period 2022-08-31
ShiftPixy, Inc.
filed 2023-02-03
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

SEC File No. 024-10557

SHIFTPIXY, INC.

(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

13450 W Sunrise Blvd, Suite 650, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

Securities to be registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	Trading Symbol(s)	The NASDAQ Stock Market LLC
Title of each class registered	PIXY	Name of each exchange on which each class is registered

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

Explanatory Note

The purpose of this Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K of ShiftPixy, Inc. (the “Company”) for the year ended August 31, 2022 (the “Original Form 10-K”) is to re-file certain certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

Item 15. Exhibits

Exhibit
No.	Document Description

3.1	Articles of Incorporation of ShiftPixy, Inc., as filed with the Wyoming Secretary of State on June 3, 2015 (incorporated by reference from Exhibit 2.1 to our Offering Circular filed with the SEC on Form 1-A on May 31, 2016)

3.2	Articles of Amendment to Articles of Incorporation of ShiftPixy, Inc., dated September 28, 2016 (incorporated by reference from Exhibit 2.6 to our Form 1-A/A filed with the SEC on October 18, 2016)

3.3	Articles of Amendment to Articles of Incorporation of ShiftPixy, Inc., dated January 7, 2020 (incorporated by reference from Exhibit 3 to our current Report on Form 8-K, filed with the SEC on January 23, 2020)

3.4	Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated March 20, 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2020)

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc., dated May 7, 2021 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, fined with the SEC on May 17, 2021)

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc, dated August 2, 2022 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 31, 2022)

3.7	Articles of Correction to Articles of Amendment to Amended and Restated Articles of Incorporation of ShiftPixy, Inc, dated August 15, 2022 (incorporated by reference from Exhibit 3.1.1 to our Current Report on Form 8-K, filed with the SEC on August 31, 2022)

3.8	Bylaws of ShiftPixy, Inc., as amended through July 15, 2022 (incorporated by reference from Exhibit 10.2 to our Form 8-K, filed with the SEC on July 19, 2022)

4.1	Amended Principal Shareholder Option for Preferred Stock (incorporated by reference as Exhibit 3.5 to our 1-A/A, filed with the SEC on October 18, 2016)

4.2	Description of the Registrant’s Securities (incorporated by reference as Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on November 30. 2020)

10.1	Stock Option and Stock Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

10.2†	First Amendment to Director Agreement, by and between ShiftPixy, Inc. and Kenneth W. Weaver Agreement, dated August 1, 2017 (incorporated by reference from Exhibit 10.7 to our Annual Report on form 10-K/A, Amendment No. 2, filed with the SEC on October 18, 2018)

10.03†	Offer Letter to Scott W. Absher, dated March 23, 2016 (incorporated by reference from Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on March 30, 2020)

10.04†	Appointment of Manuel Rivera to the position of Treasurer and Acting Chief Financial Officer of ShiftPixy, Inc (as announced in our Form 8K filed with the SEC on May 24, 2022)

10.05†	Scott W. Absher Surrender of ShiftPixy's Preferred Options (incorporated by reference from Exhibit 10.1 our Form 8K filed with the SEC on July 19, 2022)

10.6	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021)

10.7	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K, the SEC on May 17, 2021)

10.8	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with SEC on May 17, 2021).

10.9	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

10.10	Form of Letter Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.11	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.12	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021)

10.13	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

10.14	Placement Agent Agreement, dated May 13, 2021, by and between ShiftPixy, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 2, 2021).

10.15	Form of Warrants (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.16	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.17	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with SEC on January 27, 2022).

10.18	Form of Warrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022).

10.19	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022).

10.20	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022),

10.21	Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference form Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 26, 2022).

10.22	Unregistered Sale of Equity Securities (as announced in our Current Report on Form 8-K filed with the SEC on September 6, 2022).

10.23	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.24	Form of Warrant (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.25	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.26	Amendment No. 1 to Warrants (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.27	Placement Agent Agreement (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.28	Form of Placement Agent Warrant (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

21.1	List of Subsidiaries of ShiftPixy, Inc. (incorporated by reference From Exhibit 21.1 to our Form 10-K and Form 10-K/A, filed with SEC on December 2, 2021 and February 28,2022, respectively).

23.1***	Consent of Independent Registered Public Accounting Firm—Marcum LLP, New York, New York, PCAOB ID No. 688

31.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2**	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2**	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101***	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8,

104***	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

*** Previously filed

†Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ShiftPixy, Inc.,

a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	February 3, 2023	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	February 3, 2023

/s/ Douglas Beck	Douglas Beck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2023

/s/ Christopher Sebes	Christopher Sebes	Independent Director	February 3, 2023

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	February 3, 2023

/s/ Whitney J. White	Whitney J. White	Independent Director	February 3, 2023

/s/ Amanda Murphy	Amanda Murphy	Director	February 3, 2023