Form 10-K/A
period 2022-08-31
ShiftPixy, Inc.
filed 2023-02-09
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Explanatory Note

The purpose of this Amendment No. 3 (the “Amendment”) to the Annual Report on Form 10-K of ShiftPixy, Inc. (the “Company”) for the year ended August 31, 2022 (the “Original Form 10-K”) is to re-file certain certifications. In connection with the filing of this Amendment, the Company is also updating its principal executive offices address and including with this Amendment a currently dated consent of the Company’s independent registered public accounting firm. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

During Fiscal 2022, our sponsored SPAC, IHC, completed its IPO, selling 11,500,000 units (the "IHC Units") pursuant to a registration statement and prospectus, as described below. The IPO closed on October 22, 2021, raising gross proceeds of $115 million. These proceeds were deposited in a trust account established for the benefit of the IHC public shareholders and, along with an additional $1.7 million deposited in trust by the Company reserved for interest payments for future possible redemptions by IHC stockholders, are included in Cash and marketable securities held in Trust Account in the accompanying consolidated balance sheet as of August 31, 2022. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of IHC.

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
For Fiscal 2022 and Fiscal 2021, the Company recorded the Note Receivable based on the estimate of expected collections based on additional information obtained through discussions with Vensure and evaluation of our records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments, and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. The Company assessed the collectibility of this note during its third quarter reporting of Fiscal 2022 and determined that it was probable that all contractually required payments will not be collected and recorded a reserve on collectibility of approximately $4.0 million. The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 16, Contingencies, Vensure Litigation, below.

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
The following table summarizes the Company’s option grant, exercise and forfeiture activity from August 31, 2020, through August 31, 2022:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2020	13,987	9.5	$818.00
Granted	8,400	8.5	261.00
Exercised	—	—	—
Forfeited	(4,626)	5.9	272.00
Balance, August 31, 2021	17,761	8.9	653.00
Granted	1,400	9.8	105.00
Exercised	—	—	—
Forfeited	(7,409)	8.4	454.00
Balance at August 31, 2022	11,753	8.1	$733.00
Options outstanding as of August 31, 2022, and August 31, 2021 had aggregate intrinsic value of $0, respectively.

Option vesting activity from August 31, 2020, through August 31, 2022, was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2020	284	7.2	$11,510.00
Vested	2,816	8.8	$715.00
Exercised	—	—	$—
Forfeited	(8)	6.1	$6,717.00
Balance, August 31, 2021	3,093	8.6	$1,691.00
Vested	4,235	8.6	$488.00
Exercised	—	0	$—
Forfeited	(2,059)	8.1	$610.00
Balance at August 31, 2022	5,269	8.1	$1,146.00

The following table summarizes information about stock options outstanding and vested at August 31, 2022:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options not Exercisable	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
			(In years)			(In years)
$50.00-1,000.00	—	11,391	8.1	$425.00	4,920	8.1	$461.00
$1,001.00-$4,000.00	—	20	7.0	1,895.00	17	6.8	1,900.00
$4,001.00–$8,000.00	—	121	6.8	5,121.00	111	6.6	5,120.00
$8,001.00–$12,000.00	—	101	6.0	10,298.00	101	5.7	10,300.00
$12,001.00–$16,000.00		109	5.1	15,584.00	109	4.9	15,590.00
$16,001.00-$39,160.00	—	11	5.1	39,160.00	11	4.9	39,160.00
	—	11,753	8.1	$733.00	5,269	8.1	$1,146.00
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
On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from our primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs. See Note 16, Contingencies. As a result of the abandonment, the Company evaluated the Right-Of-Use ("ROU") Assets for impairment as of August 31, 2022, and recorded an impairment charge of $3.9 million, within the impairment loss line item on the Consolidated Statements of Operations. Furthermore, the

Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 million in the accrued expenses of the Consolidated Balance sheet.
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

On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of our preferred stock for an aggregate purchase price of $1,250. Immediately following the exercise of the Preferred Options described above, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which were subject to a 24-month lock-up period during which such shares may not be traded. Between July 20, 2020, and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which were subject to a six-month lock up period at the time they were issued, during which such shares could not be traded on the open market. On October 22, 2021, the Company’s board of directors canceled the remaining ### of these Preferred Options previously issued to its co-founder, J. Stephen Holmes, pursuant to the September 2016 grant. Accordingly, these Preferred Options are no longer exercisable. As of August 31, 2022, the restrictions on 294,490 of these shares have been lifted, rendering them freely tradable.

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

10.15	Form of Warrants (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.16	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 27, 2022).

10.17	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with SEC on January 27, 2022).

10.18	Form of Warrant (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022).

10.19	Form of Warrant Exercise Agreement (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022).

10.20	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on July 19, 2022),

10.21	Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference form Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 26, 2022).

10.22	Unregistered Sale of Equity Securities (as announced in our Current Report on Form 8-K filed with the SEC on September 6, 2022).

10.23	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.24	Form of Warrant (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.25	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.26	Amendment No. 1 to Warrants (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.27	Placement Agent Agreement (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

10.28	Form of Placement Agent Warrant (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8-K, filed with SEC on September 23, 2022).

21.1	List of Subsidiaries of ShiftPixy, Inc. (incorporated by reference From Exhibit 21.1 to our Form 10-K and Form 10-K/A, filed with SEC on December 2, 2021 and February 28, 2022, respectively).

23.1*	Consent of Independent Registered Public Accounting Firm—Marcum LLP, New York, New York, PCAOB ID No. 688

31.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8,

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
__________________________________________________

* Filed herewith
†Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ShiftPixy, Inc.,
a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	February 9, 2023	/s/ Scott W. Absher
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	February 9, 2023

/s/ Douglas Beck	Douglas Beck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2023

/s/ Christopher Sebes	Christopher Sebes	Independent Director	February 9, 2023

/s/ Kenneth W. Weaver	Kenneth W. Weaver	Independent Director	February 9, 2023

/s/ Whitney J. White	Whitney J. White	Independent Director	February 9, 2023

/s/ Amanda Murphy	Amanda Murphy	Director	February 9, 2023