Form 10-Q
period 2023-02-28
ShiftPixy, Inc.
filed 2023-04-14
CIK 1675634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock, $0.0001 par value was 10,055,515 as of April 11, 2023.

Table of Contents
Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.
Condensed Consolidated Balance Sheets

	February 28, 2023	August 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$818,000	$618,000
Accounts receivable	745,000	279,000
Unbilled accounts receivable	2,172,000	2,105,000
Prepaid expenses	198,000	696,000
Other current assets	293,000	187,000
Cash and marketable securities held in Trust Account (See Notes 2 and 4)	—	116,969,000
Total current assets	4,226,000	120,854,000

Fixed assets, net	2,769,000	2,769,000
Right-of-use operating lease	3,767,000	4,076,000
Deposits and other assets	1,019,000	919,000
Total assets	$11,781,000	$128,618,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$16,546,000	$17,122,000
Payroll related liabilities	20,926,000	16,055,000
Accrued workers’ compensation costs	439,000	567,000
Current liabilities of discontinued operations	1,628,000	1,362,000
Class A common shares of SPAC mandatory redeemable 0 shares and 11,500,000 shares as of February 28, 2023 and August 31, 2022 (See Notes 2 and 4)	—	116,969,000
Total current liabilities	39,539,000	152,075,000

Non-current liabilities
Operating lease liability, non-current	3,237,000	3,541,000
Accrued workers’ compensation costs	913,000	1,227,000
Non-current liabilities of discontinued operations	3,810,000	3,269,000
Total liabilities	47,499,000	160,112,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value: 0 and 8,600,000 shares issued and outstanding as of February 28, 2023 and August 31, 2022.	—	1,000
Common stock, 750,000,000 authorized shares; $0.0001 par value; 9,976,536 and 513,349 shares issued as of February 28, 2023 and August 31, 2022.	6,000	5,000
Additional paid-in capital	168,193,000	151,731,000
Accumulated deficit	(203,917,000)	(192,725,000)
Total ShiftPixy, Inc. Stockholders' deficit	(35,718,000)	(40,988,000)

Non-controlling interest in consolidated subsidiary (See Note 4)	—	9,494,000

Total stockholders' deficit	(35,718,000)	(31,494,000)

Total liabilities and stockholders' deficit	$11,781,000	$128,618,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues (See Note 2)	$4,579,000	$10,437,000	$9,844,000	$19,378,000
Cost of revenues	4,095,000	10,498,000	8,941,000	18,743,000
Gross profit	484,000	(61,000)	903,000	635,000

Operating expenses:
Salaries, wages, and payroll taxes	2,598,000	3,653,000	4,857,000	7,543,000
Commissions	7,000	28,000	17,000	56,000
Professional fees	870,000	1,677,000	2,065,000	3,414,000
Software development	119,000	1,073,000	179,000	2,234,000
Depreciation and amortization	150,000	130,000	299,000	253,000
General and administrative	1,765,000	2,354,000	3,516,000	4,693,000
Total operating expenses	5,509,000	8,915,000	10,933,000	18,193,000

Operating loss	(5,025,000)	(8,976,000)	(10,030,000)	(17,558,000)

Other (expense) income:
Interest expense	(239,000)	(1,000)	(457,000)	(2,000)
Other income	642,000	13,000	642,000	16,000
Expensed SPAC offering costs	—	(515,000)	—	(515,000)
Total other expense	403,000	(503,000)	185,000	(501,000)
Net loss attributable to ShiftPixy, Inc	(4,622,000)	(9,479,000)	(9,845,000)	(18,059,000)

Loss from discontinued operations, net of tax	(607,000)	(18,000)	(807,000)	(151,000)

Non-controlling interest	(540,000)	—	(540,000)	—

Net Loss	(5,769,000)	(9,497,000)	(11,192,000)	(18,210,000)

Preferred stock preferential dividend	—	—	(127,145,000)	—
Deemed dividend from change in fair value from warrants modification	—	(7,731,000)	—	(7,731,000)

Net loss attributable to common shareholders	$(5,769,000)	$(17,228,000)	$(138,337,000)	$(25,941,000)

Net loss per share attributable to ShiftPixy shareholder, , basic and diluted
Continuing operations - basic and diluted	$(0.53)	$(55.13)	$(14.29)	$(76.77)
Discontinued operations - basic and diluted	(0.06)	(0.06)	(0.08)	(0.45)
Net loss per common share – basic and diluted	$(0.59)	$(55.19)	$(14.37)	$(77.22)

Weighted average common shares outstanding – basic and diluted	9,703,645	312,155	9,625,660	335,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
For the Six Months Ended February 28, 2023
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, Balance, September 1, 2022	8,600,000	$1,000	513,349	$5,000	$151,731,000	$(192,725,000)	$(40,988,000)	$9,494,000	$(31,494,000)
Fair Market value increase of preferred stock prior to reverse stock split	—	—	—	—	127,145,000	—	127,145,000	—	$127,145,000
Preferential dividend of preferred stock	—	—	—	—	(127,145,000)	—	(127,145,000)	—	$(127,145,000)
Common stock issued on exercised prefunded warrants	—	—	124,204	—	1,000	—	1,000	—	$1,000
Common stock issued for private placement, net of offering costs	—	—	416,667	—	4,387,000	—	4,387,000	—	$4,387,000
Common stock issued on conversion of preferred stocks into common stock	(8,600,000)	(1,000)	8,600,000	1,000	—	—	—	—	$—
Stock-based compensation expense	—	—	—	—	500,000	—	500,000	—	$500,000
Warrant modification expense	—	—	—	—	106,000	—	106,000	—	$106,000
Additional shares issued due to reverse stock split	—	—	16,976	—	—	—	—	—	$—
Net proceeds of ATM, net of offering expenses	—	—	305,340	—	1,434,000	—	1,434,000	—	$1,434,000
Deconsolidation of VIE	—	—	—	—	10,034,000	—	10,034,000	(9,494,000)	$540,000
Net loss	—	—	—	—	—	(11,192,000)	(11,192,000)	—	$(11,192,000)
Balance, February 28, 2023	—	$—	9,976,536	$6,000	$168,193,000	$(203,917,000)	$(35,718,000)	$—	$(35,718,000)

ShiftPixy, Inc.
Condensed Consolidated Statements of Deficit
For the Three Months Ended February 28, 2023
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, Balance, December 1, 2022	—	$—	9,671,196	6,000	$156,480,000	$(198,148,000)	$(41,662,000)	$9,494,000	$(32,168,000)
Proceeds of ATM, net of offering expenses	—	—	305,340	—	1,434,000	—	$1,434,000	—	$1,434,000
Stock-based compensation expense	—	—	—	—	245,000	—	245,000	—	$245,000
Deconsolidation of VIE	—	—	—	—	10,034,000	—	10,034,000	$(9,494,000)	$540,000
Net loss	—	—	—	—	—	(5,769,000)	(5,769,000)	—	$(5,769,000)
Balance, February 28, 2022	—	$—	9,976,536	$6,000	$168,193,000	$(203,917,000)	$(35,718,000)	$—	$(35,718,000)
accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Stockholders' Deficit
For the Six Months Ended February 28, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, Balance, September 1, 2021	—	$—	25,863,099	$3,000	$142,786,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
Cumulative effect adjustment for ASC 842 lease accounting adoption	—	—	—	—	—	608,000	608,000	—	$608,000
Common stock issued for private placement, net of offering cost	—	—	2,850,000	—	4,183,000	—	4,183,000	—	$4,183,000
Common stock issued on exercised warrants, net of offering costs	—	—	4,948,453	—	5,409,000	—	5,409,000	—	$5,409,000
Prefunded warrants from private placement, net of offering costs	—	—	—	—	6,861,000	—	6,861,000	—	$6,861,000
Stock-based compensation expense	—	—	—	—	747,000	—	747,000	—	$747,000
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	(13,270,000)	—	(13,270,000)	—	$(13,270,000)
Withdrawal of SPAC registrations under Form S-1	—	—	—	—	—	—	—	(37,978,000)	$(37,978,000)
Net loss	—	—	—	—	—	(18,210,000)	(18,210,000)	—	$(18,210,000)
Balance, February 28, 2022	—	$—	33,661,552	$3,000	$146,716,000	$(166,940,000)	$(20,221,000)	$9,494,000	$(10,727,000)
ShiftPixy, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
For the Three Months Ended February 28, 2022
(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit ShiftPixy, Inc.	Noncontrolling interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 1, 2021	—	$—	28,713,099	$3,000	$140,968,000	$(158,051,000)	$(17,080,000)	$47,472,000	$30,392,000
ASC 842 adoption catch up adjustment	—	—	—	—	—	608,000	$608,000	—	$608,000
Common stock issued on exercised warrants, net of offering costs	—	—	4,948,453	—	5,409,000	—	5,409,000	—	$5,409,000
Stock-based compensation expense	—	—	—	—	339,000	—	339,000	$—	$339,000
Withdrawal of SPAC								$(37,978,000)	$(37,978,000)
Net loss	—	—	—	—	—	(9,497,000)	(9,497,000)	$—	$(9,497,000)
Balance, February 28, 2022	—	$—	33,661,552	$3,000	$146,716,000	$(166,940,000)	$(20,221,000)	$9,494,000	$(10,727,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28, 2023	February 28, 2022
OPERATING ACTIVITIES
Net loss	$(11,192,000)	$(18,210,000)
Loss from discontinued operations	(807,000)	(151,000)
Non-controlling interest	(540,000)	—
Net loss attributed to ShiftPixy, Inc.	(9,845,000)	(18,059,000)
Adjustments to reconcile net loss to net cash used in operations of ShiftPixy, Inc:
Depreciation and amortization	299,000	253,000
Stock-based compensation	500,000	747,000
Warrant modification expense	106,000	—
Stock-based compensation - shares for services accrued to directors	113,000	—
Expensed SPAC offering cost	—	515,000
Amortization of operating lease	85,000	217,000
Changes in operating assets and liabilities:
Accounts receivable	(466,000)	117,000
Unbilled accounts receivable	(67,000)	126,000
Prepaid expenses and other current assets	392,000	(573,000)
Deposits - workers' compensation	—	414,000
Deposits and other assets	—	—
Other long-term assets	(100,000)	—
Accounts payable and other accrued liabilities	(769,000)	3,065,000
Payroll related liabilities	4,871,000	3,297,000
Accrued workers’ compensation costs	(442,000)	(452,000)
Total adjustment	4,522,000	7,726,000
Net cash used in operations of ShiftPixy, Inc	(5,323,000)	(10,333,000)
Net cash provided by non- controlling activities	—	—
Net cash provided by discontinued operating activities	—	—
Net cash used in operations of ShiftPixy, Inc.	(5,323,000)	(10,333,000)

INVESTING ACTIVITIES
Investment of IHC IPO proceeds into Trust Account	—	(116,732,000)
Redemption of Trust Account	117,574,000	—
Purchase of fixed assets	(299,000)	(461,000)
Net cash provided by (used in) investing activities	117,275,000	(117,193,000)

FINANCING ACTIVITIES
Deferred offering costs	—	(3,502,000)
Proceeds from initial public offering of IHC	—	116,725,000
Payment to IHC shareholders	(117,574,000)	—
Proceeds from prefunded warrant exercises	1,000	5,409,000
Proceeds from private placement, net of offering costs	4,387,000	4,183,000
Proceeds from At-The-Market Offering, net of offering costs	1,434,000	—
Proceeds from private placement prefunded warrants, net of offering costs	—	6,861,000
Net cash (used in) provided by financing activities	(111,752,000)	129,676,000
Net increase in cash	200,000	2,150,000
Cash - beginning of period	618,000	1,199,000
Cash - end of period	$818,000	$3,349,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$102,000	$2,000
Cash paid for income taxes	$—	$—
Non-cash Investing and Financing Activities:
Deconsolidation of VIE	$9,494,000	$—
Deferred offering costs SPACs	$—	$37,978,000
Change in fair value due to warrant modification	$—	$13,728,000
Operating lease assets and liabilities s from adoption of ASC 842	$—	$7,687,000
Increase in marketable securities in trust account and Class A mandatory redeemable common shares	$801,000	$—
Transfer of preferred shares to common shares	$1,000	$—

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
The Company functions as an employment administrative services (“EAS”) provider primarily through its wholly owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), as well as a staffing provider through another of its wholly owned subsidiaries, ShiftPixy Staffing, Inc. (“Staffing”). These subsidiaries provide a variety of services to our clients typically as a co-employer through HCM and a direct employer through Staffing, including the following: administrative services, payroll processing, human resources consulting, and workers’ compensation administration and coverage (as permitted and/or required by state law). The Company has built a human resources information systems (“HRIS”) platform to assist in customer acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”). The Company expects this HRIS platform to facilitate additional value-added services in future reporting periods.
In January 2020, the Company sold the assets of Shift Human Capital Management Inc. (“SHCM”), a wholly owned subsidiary of the Company, pursuant to which the Company assigned the majority of the Company’s billable clients at the time of the sale to a third party for cash. The continuing impact of this transaction on the Company’s financial statements is described below in Note 3, Discontinued Operations.
Effective September 1, 2022, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on NASDAQ, September 1, 2022. All share related numbers in this Report on Form 10-Q give effect to this reverse split.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of unaudited condensed operations for the three and six months end February 28, 2023 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2023.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022, as amended by Forms 10-K/A, filed with the SEC on December 14, 2022, February 3, 2023 and February 9, 2023, respectively.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of ShiftPixy, Inc., and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements also include the accounts of Industrial Human Capital, Inc. ("IHC"), which was a special purpose acquisition company, or "SPAC," for which our wholly owned subsidiary, ShiftPixy Investments, Inc., served as the financial sponsor (as described below), and which SPAC was deemed to be controlled by us as a result of the Company's 15% equity ownership stake, the overlap of three of our executive officers for a period of time as executive officers of IHC, and significant influence that the Company exercised over the funding and acquisition of new operations for an initial business combination ("IBC"). (See Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation. As of February 7, 2023, IHC was not a part of the Company's operations, and consolidation. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account, See Note 4, to IHC shareholders on December 1, 20122, effectively liquidating the Trust. On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. See Note 4, Pursuant to ASC 810-10-15, consolidation is precluded where control does not rest for a non-controlling interest in legal reorganization or bankruptcy. In addition, IHC did not meet the criteria of a VIE, see Note 4.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:
•Assumption as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business
•Liability for legal contingencies
•Useful lives of property and equipment
•Deferred income taxes and related valuation allowance
•Valuation of illiquid non-controlling interest in SPAC shares transferred and
•Projected development of workers’ compensation claims.
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
Liquidity, Capital Resources And Going Concern
Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the unaudited condensed consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the unaudited condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, may mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.
As of February 28, 2023, the Company had cash of $0.8 million and a working capital deficit of $35.3 million. During the six months ended February 28, 2023, the Company used approximately $5.3 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $203.9 million. As of February 28, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS. The Company has been in communication with the IRS regarding amounts owing in relation to Employee Retention Credits due. In addition, some clients have filed suits against the Company, demanding that the Company take action to file for additional Employee Retention Credits for certain tax periods. Until the matter is concluded and the taxes are paid, the IRS could, subject to its standard processes and the Company’s rights to respond, implement collection actions, including such actions as levying against Company bank accounts, to recover the amounts that it calculates to be due and owing.
Historically, the Company's principal source of financing has come through the sale of the Company's common stock, including in certain instances, warrants and issuance of convertible notes. In September 2022, the Company raised approximately $5 million ($4.4 million, net of costs) in connection with the underwriting of a private placement offering, see Note 5, Stockholders' Deficit.

On January 31, 2023, the Company entered into an At-The-Market "(ATM") Issuance Sales Agreement and filed a registration statement on Form S-3 and prospectus supplement with the Securities and Exchange Commission, for an offering of up to $8.2 million in shares of its common stock, see Note 5, Stockholders Deficit. For the three months ended February 28, 2023, the Company received $1.9 million gross proceeds ($1.4 million net of costs) from the sale of 305,340 shares of the Company’s common stock. As of February 28, 2023, approximately $6.3 million remains available for the sale of shares of the Company's common stock under the ATM.
The Company's plans and expectations for the next twelve months include raising additional capital to help fund expansion of the Company's operations and strengthening of the Company's sales force strategy by focusing on staffing services as the key driver to improve the Company's margin and the continued support and functionality improvement of the Company's information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. The Company expects to continue to invest in the Company's HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
The Company expects to raise capital from additional sales of its securities during this fiscal year either through its ATM, registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. There can be no assurance that we will meet the requirements to be able to sell securities on terms that the Company is seeking. Although management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will not alleviate substantial doubt, there is no assurance that about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (even with the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These consolidated financial statements do not include any adjustments for this uncertainty.
Revenue and Direct Cost Recognition
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
EAS Solutions / HCM
EAS solutions revenue is primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) a mark-up computed as a percentage of payroll costs for payroll taxes and workers’ compensation premiums.
Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoiced for EAS clients are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets were $2.2 million and $2.1 million, as of February 28, 2023 and August 31, 2022, respectively.
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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The Company’s disaggregated revenues for the three and six months ended February 28, 2023 and February 28, 2022, respectively, were as follows:

	For the Three Months Ended		For the Six Months Ended
Revenue (in thousands):	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

HCM[1]	$1,558	$1,588	$2,970	$3,333
Staffing	3,021	8,849	6,874	16,045
	$4,579	$10,437	$9,844	$19,378

1 HCM revenue is presented net, $12 million and $23.6 million gross billings less WSE payroll costs of $10.4 million and $20.6 million for the three and six months ended February 28, 2023 and $12.6 million and $25.5 million, respectively Gross billings less WSE payroll costs for the three and six months ended February 2022, was $11 million and $22.2 million, respectively.
For the three and six months ended February 28, 2023 and February 28, 2022, respectively, the following geographical regions represented more than 10% of total revenues:

	For the Three Months Ended		For the Six Months Ended
Region:	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

California	43.6%	53.5%	46.3%	53.9%
Washington	11.1%	12.5%	11.7%	13.1%
New Mexico	12.9%	8%	11.7%	7.2%
Incremental Cost of Obtaining a Contract
Pursuant to the “practical expedients” provided under Accounting Standards Update "ASU" No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 days' notice. These costs are recorded in commissions in the Company’s unaudited condensed consolidated statements of operations.

Segment Reporting
Prior to August 31, 2021, the Company operated as one reportable segment under Accounting Standards Codification "ASC" 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. During Fiscal 2021, the Company entered into new business lines and geographic areas that, to date, are not material. However, with the migration to Staffing during the fiscal quarter ending May 31, 2021, the Company is beginning to manage the business on a segmented basis and therefore intends to report such information once systems and processes are updated accordingly. Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively. However, the Company is working on its systems to properly allocate to its business segments. However, the CEO is actively involved in the day to day business and is aware of the overall segment information.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of February 28, 2023 and August 31, 2022.
Marketable Securities Held in Trust Account
As of August 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an initial business combination ("IBC") or redemption of the public common shares of IHC. On December 1, 2022, the Company distributed $117.6 million to the shareholders of IHC. There were no assets held in the Trust Account as of February 28, 2023.

Concentration of Credit Risk
The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of February 28, 2023 and August 31, 2022, there was $1 million $0.6 million, respectively, of cash on deposit in excess of the amounts insured by the FDIC.
The following represents clients who have ten percent of total accounts receivable as of February 28, 2023 and August 31, 2022, respectively.

	As of
	February 28, 2023	August 31, 2022
Clients:	(Unaudited)
Client 1	71.5%	—%
Client 2	15.7%	39.2%
Client 3	6.3%	15.4%
Client 4	5.8%	22.0%
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

Depreciation and amortization expense for the three and six months are $0.2 million and $0.3 million for February 28, 2023 and $0.1 million and $0.3 million for February 28, 2022, respectively and is included on the unaudited condensed consolidated statements of operations and included in operating expenses.
Computer Software Development
Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with Accounting Standards Codification "ASC" 350-40, Internal Use Software.
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
The Company determined that there were no material capitalized internal software development costs for the three and six months ended February 28, 2023 and August 31, 2022 All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.
The Company incurred research and development costs of $0.1 million and $0.2 million for the three and six months ended February 28, 2023, respectively. During the three and six months ended February 28, 2022 the Company incurred research and development costs of approximately $1.1 million and $2.2 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application. In addition, there were no software costs were capitalized for the three and six ended February 28, 2023 and February 28, 2022, respectively.
Lease Recognition
The Financial Accounting Standards Board "FASB" established Topic 842, Leases, by issuing ASU No. 2016-02 "ASC 842", which required lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use asset model (“ROU”) that required a lessee to recognize an ROU operating lease asset and lease liability on the condensed balance sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the unaudited condensed consolidated statement of operations.
Impairment and Disposal of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of the Company's long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. The Company assessed impairment for the periods presented and no impairment charges were deemed necessary.
Workers’ Compensation
Everest Program
Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy through Everest National Insurance Company, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funds the policy premium based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The

Company is currently engaged in litigation regarding such a demand for additional premium payments, which we believe to be without merit, See Note 8, Contingencies, Everest Litigation, below.
Sunz Program
From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds are included in Deposit - workers’ compensation, a long-term asset in our condensed consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without merit, as discussed at Note 8, Contingencies, Sunz Litigation, below.
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
There were no workers compensation deposits related to theses programs as of February 28, 2023 and as of August 31, 2022, respectively.
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
With regard to the prior programs, which continue until fully concluded, the Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of February 28, 2023 and August 31, 2022, the Company had short term accrued workers’ compensation costs of $0.4 million and $0.6 million, and long-term accrued workers’ compensation costs of $0.9 million and $1.2 million, respectively.
The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of February 28, 2023, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of February 28, 2023 and August 31, 2022, the Company had $1.6 million and $1.4 million in short-term liabilities, and $3.8 million and $3.3 million in long-term liabilities, respectively. The Company had no related worker's compensation assets as of February 28, 2023 and as of August 31, 2022, respectively.
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

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on the Company's workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after February 28, 2023, we continue to monitor closely all workers’ compensation claims made in relation to the COVID-19 pandemic.
Fair Value of Financial Instruments
Accounting Standard Codification "ASC" 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of February 28, 2023 and August 31, 2022, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at the Company's estimate of expected collections value as described below, See Note 3, Discontinued Operations.
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
•Level 2: Inputs to the valuation methodology include
◦Quoted prices for similar assets or liabilities in active markets
◦Quoted prices for identical or similar assets or liabilities in inactive markets
◦Inputs other than quoted prices that are observable for the asset or liability
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
◦If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement
Funds held in Trust Account represent U.S. treasury bills that was restricted for use and may only be used for purposes of completing an IBC or redemption of the public shares of common stock of the SPACs as set forth in their respective trust agreements. The funds held in trust are included within Level 1 of the fair value hierarchy and included in cash and marketable securities held in Trust Account in the accompanying condensed consolidated balance sheets. The Trustee distributed all the funds in the Trust Account to the shareholders of IHC on December 1, 2022.
When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three and six months ended February 28, 2023 and August 31, 2022.

Advertising Costs
The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0.5 million and $0.9 million for the three and six months ended February 28, 2023 and $0.4 million and $0.9 million for the three and six months ended February 28, 2022, respectively.

Income Taxes
The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of February 28, 2023 and August 31, 2022, respectively,
Income (Loss) Per Share
Basic net income or net (loss) per common share is computed by dividing net income or net (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Common stock outstanding for purposes of net income or net (loss) per share calculations include options, warrants, shares of common stock to be issued to directors for services provided and Preferred Option. Diluted net income or and net (loss) per share is computed similar to basic income or net (loss) per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options, warrants, shares of common stock to be issued to directors for services provided and Preferred Option using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, are:

For the Three and Six Months Ended	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Options (See Note 5)	10,003	17,695	10,003	17,695
Warrants (See Note 5)	1,252,749	271,137	1,252,749	224,402
Shares of common stock to be issued to the directors for services provided, (See Note 7)	59,040	—	59,040	—
Preferred Option (Note 5)	37,570	—	37,570	—
Total potentially dilutive shares	1,359,362	288,832	1,359,362	242,097
For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the "Plan"), as described in Note 5, Stock Based Compensation, below.
Stock-Based Compensation
As of February 28, 2023, the Company has one stock-based compensation plan under which the Company may issue awards, as described in Note 5, Stock Based Compensation, below. The Company accounts for the Plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the unaudited condensed consolidated statements of operations at their fair values.
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
The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Annual Report on Form 10-K for the year ending August 31, 2022, filed with the SEC on December 13, 2022, and the amendments thereto on Forms 10-K/A filed with the SEC on December 14, 2022, February 3, 2023 and February 9, 2023, respectively, which include a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.
Recently Adopted Accounting Standards
June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. For the three months ended February 28, 2023, the Company adopted this guidance, and it was not material to the results of operations.
Recent Accounting Standards
As of February 28, 2023, there were no new accounting standards that would need to be disclosed.
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
Through November 30, 2022, only one of the four SPAC companies existed, See Note 4 Special Purpose Acquisition Company Sponsorship that has more information regarding the remaining SPAC company. There are no SPAC companies as of February 7, 2022.
In connection with the IPO in October 2021, the Company purchased, through its wholly owned subsidiary, ShiftPixy Investments, Inc. ("Investments" or the "Sponsor"), 4,639,102 private placement warrants ("Placement Warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102, and the Company currently own 2,110,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Before the closing of the IPO, the Sponsor transferred 15,000 Founder Shares to IHC's independent directors, reducing its shareholdings from

2,125,000 to 2,110,000. Each Placement Warrant was identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of IHC's IPO, the Company determined that IHC was a Variable Interest Entity ("VIE") in which the Company had a variable interest because IHC did not have enough equity at risk to finance its activities without additional subordinated financial support. The Company had also determined that IHC's public stockholders did not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A, at such time. As such, the Company concluded that they were the primary beneficiary of IHC as a VIE, as the Company had the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC's economic performance. Since the Company was the primary beneficiary, IHC to be consolidated into the Company's unaudited condensed consolidated financial through February 7, 2023. See Note 4, for the dissolution of IHC and entire amount from the Trust Account to IHC shareholders on December 1, 2022. As of December, 1, 2021, the Company determined that IHC was not a VIE. The Company did not have the power to direct the operations of IHC since IHC was dissolved on November 14, 2022 and the assets of the Trust Account was distributed to its shareholders on December 1, 2022. The Company lost its voting rights, and there is no possibility of recouping its investment. As a result, the Company determined that IHC will not be consolidated into the unaudited condensed financial statements as of December 1, 2022 See Note 4 regarding three of IHC creditors forcing them into bankruptcy. As a result of the deconsolidation of the VIE on February 7, 2023, the Company recorded the elimination of $9.4 million of the non-controlling interest to additional paid-in capital as it was originally recorded. The net liabilities of IHC were $0.6 million as of February 7, 2023 that resulted in the Company recording $0.6 million to other income and $0.5 million to non-controlling or, 85% of its non- ownership interest in IHC.
Subject to Possible Redemption

The Company previously accounts for its common stock holdings in its sponsored SPACs (which were consolidated in the Company's unaudited condensed consolidated financial statements) through February 7, 2023, which was previously subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. However, since the common stock subject to redemption were paid to IHC shareholders on December 1. 2022, the fair market value as of August 31, 2022 was classified as a current liability. The Company has recorded increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in-capital and accumulated deficit.

Note 3: Discontinued Operations
On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant which was the assigned client contracts was significant to its revenues for the three months ended November 30, 2019, including 100% of the Company's existing PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years.
For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Accounting Policies, above. The Company recorded the Note Receivable based on the Company's estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of the Company's records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the impact of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. The Company assessed the collectability of this note receivable during the reporting of its Fiscal Year End as of August 31, 2022, and determined that it was probable that all contractually required payments will not be collected and recorded a reserve on collectability of approximately $4 million. The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 8, Contingencies, Vensure Litigation, below.

The following reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale is presented in the condensed consolidated balance sheets as of February 28, 2023 and August 31, 2022.

	As of
	February 28, 2023 (Unaudited)	August 31, 2022
Gross proceeds	$19,166,000	$19,166,000
Cash received at closing – asset sale	(9,500,000)	(9,500,000)
Cash received at closing – working capital	(166,000)	(166,000)
Gross note receivable	$9,500,000	$9,500,000

Less: Transaction reconciliation – estimated working capital adjustments	(2,604,000)	(2,604,000)
Adjusted Note Receivable	6,896,000	6,896,000
Reserve for estimated potential claims	(2,892,000)	(2,892,000)
Reserve for potential collectability concerns	$(4,004,000)	$(4,004,000)
Long-term note receivable, estimated net realizable value	$—	$—
As of February 28, 2023 and August 31, 2022, as discussed above, the note receivables asset has been impaired to adjust the net realizable value of the long-term note receivable to zero and zero, respectively.
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
(i) Working capital adjustments: Through February 28, 2023, the Company has identified $2.6 million of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of February 28, 2023, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon the Company's internal records and best estimates. There is no assurance that the working capital change identified as of February 28, 2023, represents the final working capital adjustment.
(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve for Fiscal 2021. No additional adjustments were made during the three and six months ended February 28, 2023 and February 28, 2022.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	As of
	February 28, 2023	August 31, 2022
	(Unaudited)
Deposits – workers’ compensation	—	—
Total current assets	—	—
Deposits – workers’ compensation	—	—
Total assets	$—	$—

Accrued workers’ compensation cost	1,628,000	1,362,000
Total current liabilities	1,628,000	1,362,000
Accrued workers’ compensation cost	3,810,000	3,269,000
Total liabilities	5,438,000	4,631,000

Net liability	$(5,438,000)	$(4,631,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Revenues	$—	$—	$—	$—
Cost of revenues	607,000	18,000	807,000	151,000
Gross profit (loss)	(607,000)	(18,000)	(807,000)	(151,000)

Total operating expenses	—	—	—	—

Loss from discontinued operations	$(607,000)	$(18,000)	$(807,000)	$(151,000)

Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship
IHC closed on its IPO effective October 2021, and its net proceeds of $116.7 million, the funds was placed in a rust account (the “Trust Account”), and was invested in U.S. government securities. Th Company owned approximately 15% of its issued and outstanding stock. Furthermore, we anticipated that IHC would operate as a separately managed, publicly traded entity following the completion of its IPO. The operations of IHC have been consolidated in the accompanying unaudited condensed financial statements through November 30, 2022.
On October 14, 2022, the stockholders of IHC approved the proposed action to file an amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 22, 2022, to April 22, 2023, or a such earlier date as determined by the board of directors. The Company accordingly filed the Amendment with the Secretary of State of Delaware. In connection with the meeting, however, shareholders holding 11,251,347 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account, leaving 248,653 of the Company’s remaining Public Shares outstanding and the Trust Account substantially below the $5 million minimum net tangible asset amount required by IHC's Amended and Restated Certificate of Incorporation to be available upon consummation of such Business Combination. IHC's efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, and IHC accordingly declined to fund the extension, cancelled the Amendment as filed with the Secretary of State of Delaware, and proceeded to cease operations, dissolve and unwind. The board of directors of IHC accordingly adopted resolutions to liquidate, dissolve and unwind the entity. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account to IHC shareholders on December 1, 2022, effectively liquidating the Trust. The Class A common shares subject to redemption were, however, was classified as a current liability as of August 31, 2022 and through November 30, 2022. In view of the actions taken in November and December of 2022, the Company has concluded that as of February 7, 2023, the operations of IHC shall not be included in the Company's consolidation as the IHC did not meet the criteria of a VIE. There was a net liability of $0.6 million for IHC and recorded this to other income and $0.5 million to non-controlling interest or 85% that the Company did not own of IHC.
On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. The matter is proceeding, and the Company and its subsidiary, ShiftPixy Investments, Inc., are anticipated to be listed as two significant creditors of IHC. However, there can be no assurance that either the Company or ShiftPixy Investments, Inc. will recover any of the amounts owed to them by IHC from the bankruptcy estate.
Note 5: Stockholders’ Deficit
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
On June 4, 2020, Scott W. Absher, the Company’s Chief Executive Officer, exercised 12,500,000 Preferred Options to purchase 12,500,000 shares of the Company's preferred stock for an aggregate purchase price of $1,250 per share, Immediately following the exercise of the Preferred Options, Mr. Absher elected to convert the 12,500,000 shares of preferred stock into 12,500,000 shares of common stock, which were subject to a 24-month lock-up period during which such shares could not be traded. Between July 20, 2020 and November 30, 2020, an additional 294,490 Preferred Options were exercised and converted into 294,490 shares of common stock, which are freely tradable.
On October 22, 2021, the Company’s board of directors canceled 11,790,000 Preferred Options previously issued to its co-founder, J. Stephen Holmes. As noted in Note 8, Contingencies, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to these preferred options. Were the trustee to be successful in its claim, the Company would be obligated to issue up to 12,500,000 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. A total of 37,570 Preferred Options, in excess of the options claimed by the trustee of the bankruptcy estate of Mr. Holmes and issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised. The Preferred Options expire on December 31, 2023.

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
On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.82 million, in exchange for an option to receive 4,100,000 shares of the Company's Preferred Class A Stock. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.0%; (iii) volatility of 125.7%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.23 per share of the Company’s common stock. Pursuant to Rule 144, these 4,100,000, when converted into shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 8,600,000 preferred shares were converted into common stock on September 1, 2022, after the Company's reverse stock split had taken effect. As of November 30, 2022, there were no preferred shares options or preferred shares outstanding. As a result of this transaction, the Company recorded a preferential dividend of $127.1 million based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock. In addition, this had no effect on stockholders' deficit.
Prior to the shareholder vote to approve the reverse stock split, the Company on August 2, 2022, amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the preferred stock of the company reflected. The reverse stock split was subsequently approved by the shareholders, and effectively the terms and conditions of the preferred stock were “deemed modified” and treated as an extinguishment (in accordance with ASC 470-50 and ASC 260-10-S99-2 for the disproportionate value received (the carrying value compared to the fair value received).

On September 1, 2022, Mr. Absher converted 8,600,000 Preferred Shares to 8,600,000 shares of the Company’s common stock. Pursuant to Rule 144, these 8,000,000 shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 8,600,000 preferred shares were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect. Accordingly, no preferred shares are issued and outstanding as of February 28, 2023. As noted in Note 8 Contingencies, however, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to preferred options and has attempted to convert preferred options into shares of preferred stock.
Common Stock and Warrants
As reported in our 8-K filed on September 23, 2022, on September 20, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The Offering closed on September 23, 2022. The net proceeds to the Company from the Offering were $4,378,000.
In connection with the Purchase Agreement, the Company and the Purchaser entered into Amendment No. 1 to Warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 25,233 warrants issued on September 3, 2021, and (ii) 98,969 warrants issued on January 28, 2022, was reduced to $0.01. As a result of the change in exercise price, the Company recorded an expense of $106,000. The incremental change in the fair market values was based upon the Black- Scholes option pricing model with the following inputs. The risk free interest of 3.7%, expected volatility of 149.4%, dividend yield of 0% and expected term of 6.7 to 6.8 years.
A.G.P./Alliance Global Partners (the “Placement Agent” or "AGP") acted as the exclusive placement agent in connection with the Offering pursuant to the terms of a Placement Agent Agreement, dated September 20, 2022, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a fee equal to 7.0% of the aggregate gross proceeds from the Offering. In addition to the cash fee, the Company issued to the Placement Agent warrants to purchase up to 20,833 shares of common stock (5% of the number of shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable for a period commencing six months from issuance, will expire four years from the effectiveness of a registration statement for the resale of the underlying shares, and have an initial exercise price of $13.20 per share.

On January 31, 2023, the Company entered into an ATM Issuance Sales Agreement and filed a registration statement on Form S-3 and prospectus supplement for an at the market offering of up to $8.2 million in shares of its common stock from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the sales agreement with AGP. The ATM expires on January 31, 2026. For the three months ended February 28, 2023, the Company received $1.9 million in gross proceeds ($1.4 million, net of costs) from the sale of 305,340 shares of the Company’s common stock. As of February 28, 2023, approximately $6.3 million remains available for the sale of shares of the Company's common stock under the ATM.

On May 17, 2021, we issued warrants to purchase up to an aggregate of 49,484 shares of our common stock, with an exercise price of $242.50 (the "Existing Warrants"). The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 49,484 of its Existing Warrants (the "Investor Warrants") into shares of our common stock underlying such Existing Warrants (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $120.00 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 98,969 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $155.00. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $0.5 million of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $0.64 million for the increased fair value of the modified warrants; and (ii) $12.6 million as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5.5 million as issuance costs that offset the $5.5 million of additional paid-in capital the received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7.7 million was recorded as a deemed dividend on the unaudited condensed consolidated statements of operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

The following table summarizes the changes in the Company’s common stock and Prefunded Warrants for the period ended February 28, 2023.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2022	522,786	7.2	$47.99
Issued	854,166	7.1	12.00
Exercised	(124,203)	0	—
Warrants outstanding, February 28, 2023	1,252,749	6.6	33.61
Warrants exercisable, February 28, 2023	398,582	6.8	$86.38
The following table summarizes the Company’s warrants outstanding as of February 28, 2023 (Unaudited):

	Warrants Outstanding	Weighted average Life of Outstanding Warrants in years	Exercise price
September 2022 Common Warrants(1)	833,334	6.6	$12.00
September 2022 Underwriter Warrants	20,833	4.3	13.20
July 2022 Common Warrants(2)	348,408	7.4	26.00
Sep 2021Underwriter Warrants	3,762	6.2	175.45
May 2021Underwriter Warrants	2,474	3.2	242.50
October 2020 Common Warrants	23,000	2.6	330.00
October 2020 Underwriter Warrants	2,000	2.6	330.00
May 2020 Common Warrants	12,776	2.2	540.00
May 2020 Underwriter Warrants	1,111	2.2	540.00
March 2020 Exchange Warrants	4,237	2.6	1,017.00
Amended March 2019 Warrants	663	1.0	4,000.00
March 2019 Services Warrants	34	1.0	7,000.00
June 2018 Warrants	63	0.8	9,960.00
June 2018 Services Warrants	54	0.8	9,960.00
	1,252,749	6.6	$34.78
(1)The September 2022 Common Warrants are exercisable commencing March 23, 2023 (six months from the date of issuance) and will terminate March 23, 2030.
(2)The July 2022 Common Warrants became exercisable effective January 19, 2023.
Note 6: Stock Based Compensation
Employee Stock Option Plan Increase
In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”) (each of which is exercisable into shares of common stock) (collectively, “Options”), or shares of common stock (“Share Grants”). March 31, 2021, the Shareholders approved an increase in the number of shares of common stock issuable under the Plan from 2,500 to 30,000. On March 6, 2023, the shareholders approved an increase in the number of shares of common stock issuable under the Plan from 30,000 to 750,000. As of February 28, 2023, there are 749,997 shares available under the Plan.
For all options to purchase common stock granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020 typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to purchase common stock have a ten year term.
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
Stock-based compensation expense was $0.2 million and $0.5 million for the three and six months ended February 28, 2023, respectively. The Company recognized approximately $0.3 million and $0.7 million of compensation expense for the three and six months ended February 28, 2023, respectively.
The following table summarizes option activity for the six months ending February 28, 2023.

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance outstanding as of August 31, 2022	11,753	8.1	$733.00
Forfeited	(1,750)	8.3	2.70
Balance outstanding expected to be exercisable as of February 28, 2023	10,003	7.5	$813.70

As of February 28, 2023, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.7 years for outstanding grants was $1,153,000. Options outstanding as of February 28, 2023 had an aggregate intrinsic value of $0. Option vesting activity from August 31, 2022, through February 28, 2023 was as follows:

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2022	5,269	8.1	$1,146.00
Vested	1,560	7.8	434.00
Forfeited	(716)	8.1	293.00
Balance, February 28, 2023	6,113	7.4	$1,064.00

The following table summarizes information about stock options outstanding and vested as of February 28, 2023:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$50.00 - 1,000.00	9,641	7.6	$453	5,754	7.5	$466
$1,001.00 - $4,000.00	20	6.3	1,895	19	6.7	1,896
$4,001.00 - $8,000.00	121	6.1	5,121	120	6.2	5,120
$8,001.00 - $12,000.00	101	5.2	10,298	101	5.2	10,298
$12,001.00 - $16,000.00	109	4.4	15,584	109	4.4	15,584
$16,001.00 - $39,160.00	11	4.4	39,160	11	4.4	39,160
	10,003	7.6	$814	6,113	7.4	$1,064

Note 7: Related Parties and Certain Directors and Officers
Director Compensation
Amanda Murphy
On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received salary compensation of $0.3 million for Fiscal 2022, respectively. On October 22, 2021, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $0.5 million, all of which were effective January 1, 2022. As of August 31, 2022, Ms. Murphy has deferred payment related to her salary increase of approximately $0.2 million. The deferred payment salary is recorded in the accrued liabilities on the condensed consolidated balance sheets.
Scott Absher
On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1M, effective January 1, 2022, and also approved the payment of a $0.5 million bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of August 31, 2022, Mr. Absher received payment of 50% of his bonus, or $0.3 million, in March 2022. Furthermore, as discussed in Note 5, Stockholders' Deficit on August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.8 million, in exchange for an option to receive $4.1 million Company Preferred Shares. The agreement settled, the deferred payment of his incremental base salary, his outstanding personal time off or PTO as of July 31, 2022, and the remaining 50% of his approved bonus.
J. Stephen Holmes formerly served as a non-employee sales manager, advisor to and significant shareholder of the Company. The Company incurred $0.8 million in professional fees for services provided by Mr. Holmes during Fiscal 2021. On October 22, 2021, the Company severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company, see Note 5, Stockholders’ Deficit and Note 8 Contingencies.
Related Persons to Scott Absher
Mark Absher, the brother of Scott Absher and was hired Company as Deputy General Counsel – Special Projects, for an annual salary of $0.2 million. Mr. Absher's compensation for the three and six month period ending February 28, 2023, was $60,000 and $0.12 million, respectively. His compensation for the three and six month period ending February 28, 2022, was $0 and $58,000, respectively.
David May, a member of our business development team, is the son-in-law of Mr. Absher. His compensation includes sales commissions of approximately $0.1 million for Fiscal 2022. Mr. May's compensation for the three month and six month period ending February 28, 2023, was $37,000 and $75,000, respectively. His compensation for the three and six month period ending February 28, 2022, was $43,000 and was $86,000, respectively.
Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. In addition to the relocation bonus noted above, Mr. Eastvold received compensation of approximately $0.2 million and $0.2 million for Fiscal 2022. Mr. Eastvold's compensation for the three and six month period ending February 28, 2023, was $56,000 and $0.1 million, respectively. His compensation for the three and six month period ending February 28, 2022, was $56,000 and $0.1 million, respectively.
Jason Absher, a member of the Company's business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher annual salary is $0.1 million, Mr. Absher's compensation for the three month period and six month period ending February 28, 2023, was $30,000 and $60,000 respectively, His compensation for the three month period and six month period ending February 28, 2022, was $30,000 and $60,000 respectively.
Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Absher, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received aggregate compensation of $0.2 million for Fiscal 2022. In addition, as noted above, Hannah Absher received a relocation bonus of approximately $18,000 during Fiscal 2021, in connection with her relocation. Neither Connie Absher nor Elizabeth Eastvold received any such relocation bonus. These individuals, as a group, received compensation for the three and six month period ending February 28, 2023, of $60,000 and $0.1 million, respectively. Compensation as a group for these individuals for the three month period and six month period ending February 28, 2022 was $56,000 and $0.1 million, respectively.
The Company has accrued stock-based compensation related to shares of common stock to be issued for services provided by three directors. Stock-based compensation expense for the three months ended February 28, 2023 and February 28, 2022 was $56,250 and $56,250, respectively. Stock-based compensation expense for the six months ended February 28, 2023 and 2022 was $0.1 million was $0.1 million, respectively. The Company has agreements with three directors to receive shares of common stock was valued at $0.1 million per year. No shares of common stock have been issued as of August 31, 2022 and February 28, 2023, respectively. As of February 28, 2023, the shares of common stock to be issued to directors was 59.040.
As of February 28, 2023 and August 30, 2022, the Company has accrued $0.7 million and $0.6 million, respectively for stock-compensation related to shares to be issued for services to certain directors.

Note 8: Commitments
Operating Leases & License Agreements
Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $57,000. The Company has not made payments under the lease agreement since June 2022, see Note 8 Contingencies related to the legal case with the litigation with the landlord, Courvoisier Centre.
On October 1, 2020, the Company entered into a non-cancelable 64-month lease for industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. Monthly rent expense under this lease is approximately $34,000.
On June 7, 2021, the Company entered into a non-cancelable sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that the Company anticipates using for its sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease. Monthly rent expense under this lease is approximately $26,000.
On June 21, 2021, the Company entered into a non-cancelable 77-month lease for premises for office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The Company lease had possession date of August 1, 2022. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease. Monthly rent expense under this lease is approximately $27,000.

On May 2, 2022, the Company entered into a non-cancelable 60-month operating lease, as constituted in an amendment to a prior lease, commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily for its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. As an incentive, the landlord provided a rent abatement of 50% of the monthly rent for the first four months, with a right of recapture in the event of default.
On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs, see Note 8, Contingencies. As a result of the abandonment, the Company evaluated the ROU assets for impairment as of August 31, 2022, and recorded an impairment charge of $3.9 million, within the impairment loss line item for the year ended., Furthermore, the Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 million, included within accrued expenses of the consolidated balance sheets as of February 28, 2023 and August 31, 2022, respectively.
The components of lease expense are as follows:

	Three Months Ended February 28, 2023	Six Months Ended February 28, 2023
Operating Lease Cost	$307,792	$563,753

Future minimum lease and licensing payments under non-cancelable operating leases at February 28, 2023, are as follows:

Minimum lease commitments
2024	$1,039,000
2025	1,073,000
2026	1,032,000
2027	746,000
2028	488,000
Thereafter	256,000
Total minimum payments	$4,634,000
Less: present value discount	563,000
Lease liability	$4,071,000

Weighted-average remaining lease term - operating leases (months)	63
Weighted-average discount rate	5.54%
The current portion of the operating lease liability is included within our accounts payable and other accrued liabilities in our condensed consolidated balance sheets.
Special Purpose Acquisition Company Sponsorship
On April 29, 2021, the Company announced its sponsorship, through a wholly owned subsidiary, of four SPAC IPOs. The Company purchased founder shares in each SPAC (the "Founder Shares"), through its wholly owned subsidiary, for an aggregate purchase price of $25,000 per SPAC. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 15% of the outstanding shares of each SPAC after its IPO (excluding the private placement warrants described below and their underlying securities).
The registration statement and prospectus covering the IPO of IHC, was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the NYSE on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, the Company purchased, through its wholly owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4.6 million. Each private placement warrant was exercisable to purchase one whole share of common stock in IHC at $11.50 per share. In as much as IHC was dissolved on November 14, 2022, and the Trust released all the redemption funds to shareholders on December 1, 2022, effectively liquidating the Trust Account, (See Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship), the private placement warrants have been deemed worthless.
The investment amounts set forth above do not include loans that the Company's subsidiary, ShiftPixy Investments, Inc., has extended to IHC in an amount not to exceed $0.5 million, in its role as sponsor. Nor do they include sums advanced by the Company to IHC to enable it to conduct its activities. As of February 28, 2023, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $0.9 million to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. The Company previously disclosed that it anticipates that the SPAC will repay these advanced expenses from when its IBC is completed. As of February 28, 2023, the Company had an outstanding balance of $0.7 million from advances, which are considered uncollectible with the dissolution of IHC.
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
Kadima Litigation
The Company became engaged in a dispute with its former software developer, Kadima Ventures (“Kadima”), over incomplete but paid for software development work. In May 2016, the Company entered into a contract with Kadima for the development and deployment of user features that were proposed by Kadima for an original build cost of $2.2 million to complete. This proposal was later revised upward to approximately $7.2 million to add certain features to the original proposal. As of February 28, 2023, the Company has paid approximately $11 million to Kadima, but has never been provided access to the majority of the promised software. Kadima has refused to continue development work, denied access to developed software, and refused to surrender to the Company any software that it has developed unless the Company pays an additional $12 million above the $11 million already paid. In April 2019, Kadima filed a complaint against the Company in the Superior Court of the State of Arizona, Maricopa County, alleging claims for breach of contract, promissory estoppel and unjust enrichment, and seeking damages in excess of $11 million. The Company vigorously disputed and denied each of Kadima’s claims, including that it owes any sums to Kadima, and further asserted that it is entitled, at a minimum, to a refund of a substantial portion of the sums that it has already paid, along with the release of the software modules currently being withheld. Following trial of the case, the court, on November 23, 2022, entered a minute order, finding in favor of the Company and against Kadima in the amount of $5 million plus costs and fees. The minute order was converted to a final judgment order, entered on January 4, 2023, in favor of the Company and against Kadima for $5 million in compensatory damages, plus an amount in excess of $1.8 million in prejudgment interest, plus expert witness fees of $0.3 million, plus costs, plus post judgment interest. There is no assurance that the Company will collect the money it is owed from the judgement.
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
Everest Litigation
On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $0.6 million, which demand has since increased to approximately $1.6 million. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Everest subsequently filed a complaint against Gallagher Bassett in New Jersey. Discovery is underway in the cases, and the California Court has set a trial date in the Everest case of August 8, 2023, while no trial date has been set in either of the related Illinois or New Jersey cases, which are in preliminary stages. Mediation in the matter was conducted on December 14, 2022, and the matter was kept open until further notice as the parties are endeavoring to settle the case.
Sunz Litigation
On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million, which represents approximately 200% of the amount of incurred and unpaid claims. The Company denies plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set. On June 21, 2022, the Court granted Plaintiff’s partial motion for summary judgment, holding that Defendant is liable under the contract, but further finding that the amount of damages, if any, to which Plaintiff is entitled should be determined at trial. We believe that partial summary judgment was improvidently granted, and therefore appealed the Court’s Order by filing a petition for writ of certiorari with the Court of Appeal, which appeal is now pending. On or about November 14, 2022, a court granted Sunz’ motion for summary judgment on a contractual issue—holding that the Company waived claims regarding Sunz’ management of claims to the extent that the Company did not complain about such management within 6 months of the alleged mismanagement of the claims. This ruling may limit the scope of the Company’s counterclaim. Trial in the case has been set for February 2024.
Vensure Litigation
On September 7, 2021, Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, filed a complaint against the Company in the Court of Chancery of the State of Delaware asserting claims arising from the Asset Purchase Agreement (the “APA”) governing the Vensure Asset Sale described above. The APA provided for Vensure to purchase, through its wholly owned subsidiary, certain of the Company’s assets for total consideration of $19 million in cash, with $9.5 million to be paid at closing, and the remainder to be paid in 48 equal monthly installments (the “Installment Sum”). The Installment Sum was subject to certain adjustments to account for various post-closing payments made by the parties, and the APA provided for the following procedure to determine the final amount of the Installment Sum: (i) Within 90 days of the effective date, Vensure was required to provide the Company with a “Proposed Closing Statement”, which must detail any adjustments; (ii) Within 30 days of its receipt of Vensure’s Proposed Closing Statement, the Company had the right to challenge any of the proposed adjustments contained therein; and (iii) If the Company disputed Vensure’s Proposed Closing Statement, a 30-day period ensued for the parties to attempt to resolve the dispute, with the Company entitled to examine “such Books and Records of [Vensure] as relate to the specific items of dispute . . .”
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
Courvoisier Centre Litigation
On August 24, 2022, the landlord of our headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. The Company vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which the Company's offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the Landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, the Company filed our answer to the complaint and the Company's counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation.
Certified Tire Litigation
On June 29, 2020, the Company was served with a complaint filed by its former client, Certified Tire, in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to Private Attorney General Act or PAGA. This underlying lawsuit alleged the Company's former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company is defending the lawsuit vigorously based primarily on the Company's belief that the alleged violations that gave rise to the underlying lawsuit were the responsibility of Certified Tire and not the Company. Trial in the matter has been set for September 5, 2023. The Company’s dispositive motion for summary judgment was denied by the court because of its determination that factual disputes exist.
In Re John Stephen Holmes Bankruptcy Litigation
On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation by the Company of Mr. Holmes' 11,790,000 preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. After the Company filed a motion to dismiss the trustee's complaint, the trustee endeavored to exercise an option (for 12,500,000 preferred shares) that had been issued in the early stages of the Company but that was later superseded by a modified option that did not provide for convertibility of the preferred shares to common stock and which modified option was in effect at the time that Mr. Holmes filed for bankruptcy. The trustee insists that it has a right to exercise the option for 12,500,000 preferred shares and convert the shares to common stock, notwithstanding (a) the fact that the preferred shares were not convertible to common stock at the time Mr. Holmes filed his bankruptcy petition, (b) the lapse of more than 3 years' time during which the trustee failed to take any action in relation to the option, (c) the connection of the option to Mr. Holmes, who now competes with and is believed to have taken clients from the Company, (d) the intervening 1-for-100 reverse stock split and extensive corporate governance actions, and (e) the negative impact that the issuance of up to 12,500,000 shares would have on the Company and its shareholders. Were the trustee to be successful in its claim, the Company would be obligated to issue up to 12,500,000 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. The Company has asserted a number of defenses and intends to vigorously defend itself against the claim.

Note 10: Subsequent Events
Management has evaluated events that have occurred subsequent to the date of these financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, "Subsequent Events."

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K and Forms 10-K/A for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022, December 14, 2022, February 3, 2023 and February 9, 2023, respectively.
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
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K and Forms 10-K/A for Fiscal 2022, filed with the SEC on December 13, 2022, December 14, 2022, February 3, 2023 and February 9, 2023, respectively, which are expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, the Company operates in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-

looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
The risks and uncertainties the Company currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that that the Company currently believe are immaterial to our business. In addition, the Company cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our business, operating results, liquidity and financial condition could be materially affected in an adverse manner as a result of these risks.
The industry and market data contained in this Quarterly Report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. The Company has not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.
The ShiftPixy logo and other trademarks or service marks of ShiftPixy, Inc. appearing in this Quarterly Report on Form 10-Q are the property of ShiftPixy, Inc. This Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

Overview
Our current business, and the primary source of our revenues to date, has been providing human resources, employment compliance, employment related insurance, payroll, and operational employment services solutions for our business clients using a comprehensive HRIS platform under a human capital fee-based business model. The Company has developed a comprehensive human resources information system or "HRIS" platform designed to provide real-time, agile business intelligence information for our clients as well as an employment marketplace designed to match client opportunities with a large workforce under a digital umbrella. Our market focus is to use this traditional approach, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, beginning with light industrial, services, and food and hospitality markets. The Company provides human resources, employment compliance, insurance-related, payroll, and operational employment services solutions for our clients and shift work or gig opportunities for worksite employees (WSEs or shifters). As consideration for providing these services, the Company receive administrative or processing fees, typically as a percentage of a client’s gross payroll, process and file payroll taxes and payroll tax returns, provide workers’ compensation insurance, and provide employee benefits. Our losses were driven primarily by substantial investments in our technology platform, our SPAC sponsorships and our ShiftPixy Labs growth initiative, as well as by necessary upgrades to our back-office operations to facilitate servicing a large WSE base under a traditional staffing model.
For most of the fiscal year ending August 31, 2022, and continuing through the six months ended February 28, 2023, the Company's primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. The Company believes that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients, and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during the quarter ending February 28, 2023, accounting for approximately 43.6% of our gross billings. Washington and New Mexico represented our other significant markets during the three months ended February 28, 2023, representing approximately 23.97% of our total gross billings. (Our other locations did not contribute revenue to a material degree.) All of our clients enter into client services agreements ("CSAs") with us or one of our wholly owned subsidiaries.
The Company's business focus during the fiscal year ending August 31, 2022, and continuing into the quarter ending February 28, 2023, was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. Now we believe that our HRIS platform is at completion stage and our IT development cost has started to stabilize with a significant cost reduction year over year, we are focused in the maintenance and minor functionality improvements to keep our technology at a top level of excellence in functionality. To that end, we identified and began to execute on various growth strategies, and expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.
The Company's revenues consisted of: (i) staffing solutions revenues equal to gross billings for staffing solutions clients; and (ii) EAS solutions revenues which consist of administrative fees calculated as a percentage of gross payroll processed, payroll taxes due on WSEs billed to the client and remitted to the taxation authority, and workers’ compensation premiums billed to the client for which we facilitate coverage for our clients. Our costs of revenues for EAS solutions revenues consist of the accrued and paid payroll taxes and our costs to provide the workers’ compensation coverage and administration related services, including premiums and loss reserves. For staffing solutions revenues, our cost of revenues also included the gross payroll paid to staffing solutions employees. A significant portion of our liabilities is for our projected workers’ compensation claims attributable to prior programs, carried as liabilities. We provided a self-funded workers’ compensation policy up to $500K and purchased reinsurance for claims in excess of that limit through February 28, 2021, after which we changed to a direct cost premium only workers’ compensation program.
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

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Estimates and Policies
A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company's Annual Report for complete listing of the critical accounting estimates. Below summarizes a few significant accounting policies for your reference.
Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of February 28, 2023 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:
•Assumption as a going concern; management assumes that the Company will continue as a going concern , which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business;
•Liability for legal contingencies;
•Useful lives of property and equipment;
•Deferred income taxes and related valuation allowance;
•Projected development of workers’ compensation claims.

Growth Initiatives

Through November, 20, 2022, the Company concluded activities associated with our SPAC-related growth initiative, and we continued to execute on our other primary growth initiative, which is designed to leverage our technology solution, knowledge, and expertise to provide for significant future revenue growth for the human capital management services we provide to our clients. Further, we have emphasized sales growth in the staffing division of our business, which has historically tended to present less risk and greater margin than the HCM division of our business. Our R&D work under our SPAC project has opened additional market opportunities into which we intend to leverage our technology.
Transformative Sales Growth Strategy
ShiftPixy's agile business development plan for organic growth has always been focused on building scalable long-term revenue creation with a goal to become the market leader in U.S. contingent labor through increasingly diverse service offerings. Our new market opportunities open doors for us with Fortune 1000 companies to rethink human capital, ShiftPixy’s novel technology and proprietary sourcing tools are designed to disrupt not only traditional thinking about staffing, but also provide a cure to toxic employee turnover and thus provide labor cost certainty.
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

The Company’s transformative sales growth strategy will capitalize on several economic developments in attractive vertical markets including retail, skilled trades, logistics, manufacturing, healthcare, and hospitality. A sustained surge in e-commerce is driving the need for supply chain expansions that require additional warehouses and the labor necessary to expedite delivery and returns. Likewise, a re-focus on domestic manufacturing capacity expansion for critical technology and an acute labor supply gap is anticipated to spur demand for ShiftPixy’s contingent and flexible skilled labor pool. Additional tailwinds supporting our growth strategy include positive demographic trends as the labor market prioritizes flexibility, control, and access to job opportunities anywhere and anytime.
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
ShiftPixy Labs
On July 29, 2020, we announced the launch of ShiftPixy Labs, which includes the development of ghost kitchens in conjunction with our wholly owned subsidiary, ShiftPixy Labs, Inc. Through this initiative, we intend to bring various food delivery concepts to market that will combine with our HRIS platform to create an easily replicated, comprehensive food preparation and delivery solution. The initial phase of this initiative is being implemented in our dedicated kitchen facility located in close proximity to our Miami headquarters, which we are already showcasing through the distribution of video programming on social media produced and distributed by our wholly owned subsidiary, ShiftPixy Productions, Inc. If successful, we intend to replicate this initiative in similarly constructed facilities throughout the United States and in selected international locations. We also intend to provide similar services via mobile kitchen concepts, all of which will be heavily reliant on our HRIS platform and which we believe will capitalize on trends observed during the COVID-19 pandemic toward providing customers with a higher quality prepared food delivery product that is more responsive to their needs.
The idea of ShiftPixy Labs originated from discussions with our restaurant clients, combined with our observations of industry trends that appear to have accelerated during the pandemic. Beginning in calendar 2020, we recognized a significant uptick in the use of mobile applications to order take-out food either for individual pickup or third-party delivery, which grew even more dramatically as the pandemic took hold. Not surprisingly, the establishment of fulfillment kitchens for third party delivery also spread rapidly during this time period, initially among national fast food franchise chains but then among smaller quick service restaurants or "QSR".
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
During Fiscal 2021, we established an industrial facility in Miami that we expect to be fully completed and operational during Fiscal 2023. During Fiscal 2022, we equipped this facility with ten standardized kitchen stations in both single and double kitchen configurations built within standard cargo container shells and ordered a food truck for mobile operation. We expect this facility, upon completion, to function as a state-of-the-art ghost kitchen space that will be used to incubate restaurant ideas through collaboration and partnerships with local innovative chefs, resulting in sound businesses that provide recurring revenue to us in a variety of ways, both through direct sales and utilization of the ShiftPixy Ecosystem, our HRIS platform, and other human capital services that we provide. To the extent that this business model is successful and can be replicated in other locations, it has the potential to contribute significant revenue to us in the future.
We may also take equity stakes in various branded restaurants that we develop and operate with our partners through ShiftPixy Labs. Such ownership interests will be held to the extent that it is consistent with our continued existence as an operating company, and to the extent that we believe such ownership interests have the potential to create significant value for our shareholders.

Workers’ Compensation Insurance
During Fiscal 2021, the Company made a strategic decision to change its approach to securing workers’ compensation coverage for our clients. This was primarily due to rapidly increasing loss development factors stemming in part from the COVID-19 pandemic. The combination of increased claims from WSEs, the inability of WSEs to obtain employment quickly and return to work after injury claims and increasing loss development factor rates from our insurance and reinsurance carriers resulted in significantly larger potential loss exposures, claims payments, and additional expense accruals. Starting on January 1, 2021, we began to migrate our clients to our new direct cost program, which we believe significantly limits our claims exposure. Effective March 1, 2021, all of our clients had migrated to the direct cost program.
For the three and six months ended February 28, 2023 and February 28, 2022, primarily all the recorded in the discounted operations as disclosed in the accompany unaudited condensed statements of operations. The claims estimate increases relating to loss reserves activity for the legacy Sunz and Everest programs. These claims estimates are the subject of ongoing litigation with our former workers’ compensation insurance providers, Sunz and Everest, as described in Note 8, Contingencies, above. We are currently re-evaluating our workers’ compensation liability estimates under our legacy Sunz and Everest programs.
Vensure Asset Sale Note Receivable Reconciliation
On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant which was the assigned client contracts was significant to its quarterly revenue as of November 30, 2019, including 100% of the Company's existing PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years. the Company's third quarter of Fiscal 2022 we recorded an asset impairment to adjust the net realizable value of the long-term note receivable to zero. As of February 28, 2023, Vensure and the Company were engaged in litigation regarding the amount owed to the Company pursuant to the Note Receivable, as described in Note 8, Contingencies,
Results of Operations
The following table summarizes the condensed consolidated results of our operations for the three and six months ended February 28, 2023 and February 28, 2022.

	For the Three Months Ended		For the Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues (See Note 2)	$4,579,000	$10,437,000	$9,844,000	$19,378,000
Cost of revenues	4,095,000	10,498,000	8,941,000	18,743,000
Gross profit (loss)	484,000	(61,000)	903,000	635,000

Operating expenses:
Salaries, wages, and payroll taxes	2,598,000	3,653,000	4,857,000	7,543,000
Commissions	7,000	28,000	17,000	56,000
Professional fees	870,000	1,677,000	2,065,000	3,414,000
Software development	119,000	1,073,000	179,000	2,234,000
Depreciation and amortization	150,000	130,000	299,000	253,000
General and administrative	1,765,000	2,354,000	3,516,000	4,693,000
Total operating expenses	5,509,000	8,915,000	10,933,000	18,193,000

Operating loss	(5,025,000)	(8,976,000)	(10,030,000)	(17,558,000)

Other (expense) income:
Interest expense	(239,000)	(1,000)	(457,000)	(2,000)
Other income	642,000	13,000	642,000	16,000
Expensed SPAC offering costs	—	(515,000)	—	(515,000)
Total other expense	403,000	(503,000)	185,000	(501,000)
Net loss attributed to ShiftPixy, Inc.	(4,622,000)	(9,479,000)	(9,845,000)	(18,059,000)

Loss from discontinued operations, net of tax	(607,000)	(18,000)	(807,000)	(151,000)

Non-controlling interest	(540,000)	—	(540,000)	—
Net loss	$(5,769,000)	$(9,497,000)	$(11,192,000)	$(18,210,000)
Preferred stock preferential dividend and deemed dividend from changes in fair value from warrant modification	—	(7,731,000)	(127,145,000)	(7,731,000)
Net loss attributable to common shareholders	$(5,769,000)	$(17,228,000)	$(138,337,000)	$(25,941,000)

Net loss attributable to common shareholders
Continuing operations - basic and diluted	$(0.53)	$(55.13)	$(14.29)	$(76.77)
Discontinued operations - basic and diluted	(0.06)	(0.06)	(0.08)	(0.45)
Net loss per common share – basic and diluted	$(0.59)	$(55.19)	$(14.37)	$(77.22)

Weighted average common shares outstanding – basic and diluted	9,703,645	312,155	9,625,660	335,934

We report our revenues as gross billings, net of related direct labor costs for the Company's EAS/HCM clients and revenues without reduction of labor costs for staffing services clients.

The following table presents certain information related to the gross profit (loss) components in thousands, (unaudited):

	For the Three Months Ended		For the Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Gross Billings for HCM	$11,993	$12,594	$23,604	$25,510
Gross Wages for HCM	(10,435)	(11,006)	(20,635)	(22,242)
Total Net Revenue for HCM	1,558	1,588	2,969	3,333
Revenue for Staffing	3,021	8,849	6,664	16,120
Total Net Revenues (in thousands)	4,579	$10,437	$9,844	$19,378
Increase (Decrease), Quarter over Quarter (in thousands)	(5,858)	8,000	(9,534)	14,500
Percentage Increase (Decrease), Quarter over Quarter	(56.1)%	333.3%	(49.2)%	295.9%

Cost of Revenues (in thousands)	4,095	$10,498	9,248	$18,743
Increase (Decrease), Quarter over Quarter (in millions)	(6,403)	8,100	(9,495)	14,700
Percentage Increase (Decrease), Quarter over Quarter	$—	385.7%	(50.7)%	367.5%

Gross Profit (in thousands)	$484	$(61)	$903	$635
Increase (Decrease), Quarter over Quarter (in millions)	545	(100)	268	(300)
Percentage Increase (Decrease), Quarter over Quarter	(893.4)%	(25.0)%	42.2%	(33.3)%
Gross Profit Percentage of Revenues	10.6%	(0.6)%	9.2%	3.3%
Three months ended February 28, 2023 as compared to the three months ended February 28, 2022

Net revenues for the HCM services exclude the payroll cost component of gross billings. With respect to staffing services, employer payroll taxes, employee benefit programs, and workers’ compensation insurance, we believe that we are the primary obligor, and we have latitude in establishing price, selecting suppliers, and determining the service specifications. As such, the billings for those components are included as revenue. Revenues are recognized ratably over the payroll period as WSEs perform their services at the client worksite. See also non-GAAP Financial Measures below.

Net Revenues decreased approximately $5.9 million from $10.4 million to $4.6 million and decreased $4.6 million from $14.4 million to $9.8 million for the ended February 28, 2023. The decrease was in part due to Management’s attention to the company’s SPAC transactions work in the prior year. The Company’s legacy QSR sales work was also affected by COVID market contraction for QSR operators. These unique market conditions led to the decline of future net revenues as the average number of WSEs decreased by approximately 700 employees for the three months ending February 28, 2023 as compared to February 28, 2022.
Cost of Revenues includes the Company's costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the three months ended February 28, 2023, decreased by $6.4 million to $4.1 million from $10.5 million for the three months ended February 28, 2022. The decrease is correlated with the decrease in our net revenues, respectively.
Gross Profit (loss) for the three months ended February 28, 2023 was 10.6% as compared to a gross profit (loss) of (.06) %. The increase in gross profit was due to higher costs for the three months ended February 28, 2022. There were higher costs for the three months ended February 28, 2022.

The following table presents certain information on related to our operating expenses (unaudited):

	For the Three months Ended		For the Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operating expenses:
Salaries, wages, and payroll taxes	$2,598,000	$3,653,000	$4,857,000	$7,543,000
Commissions	7,000	28,000	17,000	56,000
Professional fees	870,000	1,677,000	2,065,000	3,414,000
Software development	119,000	1,073,000	179,000	2,234,000
Depreciation and amortization	150,000	130,000	299,000	253,000
General and administrative	1,765,000	2,354,000	3,516,000	4,693,000
Total operating expenses	$5,509,000	$8,915,000	$10,933,000	$18,193,000
Operating expenses decreased for the three months ended February 28, 2023, by $3.6 million, compared to the three months ended February 28, 2022. The components of operating expenses change for such periods are as follows:
Salaries, wages and payroll taxes decreased for the three months ended February 28, 2023, by approximately $1.1 million, as compared to the three months ended February 28, 2022. The decrease is primarily attributable to the significant reduction in headcount through all departments.
Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the three months ended February 28, 2023, decreased by $0.8 million, compared to three months ended February 28, 2022. The decrease is primarily due to legal fees related to the Company's litigation.
Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $1 million for the three months ended February 28, 2023, respectively, compared to the three months February 28, 2022. The decrease is based on the Company's substantial completion of its software development cost in the prior year.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, stock- based compensation, travel and entertainment, and other general business expenses. General and administrative expenses for the three months ended February 28, 2023, decreased by $0.8 million, compared to the three months ended February 28, 2022. The decrease was a primarily attributed to directors and insurance premiums of $1 million due premium reduction for less coverage from the failed SPAC transaction, decrease in non-cash cash stock compensation expense of $0.1 million and was offset by an increase of $0.4 million in penalties related to an increase in the Company's outstanding payroll tax liabilities and an increase in legal settlements of $0.2 million.
Other income primarily consist of net liability of IHC at the time of the deconsolidation on February 7, 2023. For the three months ended February 28, 2023, other income was $0.6M as compared to $0.01 million for the three months ended February 28, 2022.
Interest expense primarily consist of the Company's obligation to the Internal Revenue Service ("IRS") and States based upon its unpaid payroll liabilities. Interest expense for the three months ended February 28, 2023 was $0.2 million as compared to February 28, 2022 was $1,000. The increase in interest expense represents was from an increase in unpaid payroll liabilities and an increase in interest rates assessed by the IRS and various states.

Six months ended February 28, 2023 as compared to three months ended February 28, 2022

Net Revenues decreased $4.6 million from $14.4 million to $9.8 million for the six months ended February 28, 2023. The decrease was in part due to Management’s attention to the company’s SPAC transactions work in the prior year. The Company’s legacy QSR sales work was also affected by COVID market contraction for QSR operators. These unique market conditions led to the decline of future net revenues as the average number of WSEs decreased by approximately 700 employees for the three months ending February 28, 2023 as compared to February 28, 2022.
Cost of Revenues includes the Company's costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the six months ended February 28, 2023, decreased by $9.8 million to $8.9 million from $18.7 million for the six months ended February 28, 2022. The decrease is correlated with the decrease in our net revenues, respectively.
Gross Profit for the six months ended February 28, 2023 was 9.2% as compared to a gross profit of 3.3 % for the six months February 28, 2022 due to higher costs for the six months ended February 28, 2022.
Salaries, wages and payroll taxes decreased for the six months ended February 28, 2023, by approximately $1.1 million, as compared to February 28, 2022. The decrease is primarily attributable to the significant reduction in employee head count through all departments.
Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the six months ended February 28, 2023, decreased by $0.8 million, compared to February 28, 2022. The decrease is primarily related to the Company's current active litigation.
Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $1.0 million, for the six months ended February 28, 2023, respectively, compared to the six months February 28, 2022. The decrease is based on the Company's substantial completion of the Company's software development cost in the prior year.
General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, stock- based compensation, travel and entertainment, and other general business expenses. General and administrative expenses for the six months ended February 28, 2023, decreased by $0.8 million, compared to February 28, 2022. The decrease was a result of reduced premiums for directors and insurance for less coverage from the failed SPAC transaction, a decrease in non-cash cash stock compensation decreased of $0.3 million and was offset by an increase of $0.4 million in penalties due to an increase in the Company's outstanding payroll tax liabilities and an increase in legal settlements of $0.2 million.
Other income primarily consist of primarily consist of net liability of IHC at the time of the deconsolidation on February 7, 2023. For the six months ended February 28, 2023, other income was $0.6 million as compared to $0.01 million for the six months ended February 28, 2022.
Interest expense primarily consist of the Company's obligation to the IRS and States based upon its unpaid payroll liabilities. Interest expense for the six months ended February 28, 2023 was $ 0.5 million as compared to February 28, 2022 was $2,000. The increase in interest expense represents an increase in unpaid payroll liabilities as of February 28, 2023 and an increase in interest rates assessed by the IRS and various states.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	For the Six Months Ended
	February 28, 2023	February 28, 2022
Net cash used in operations of ShiftPixy, Inc.	$(5,323,000)	$(10,333,000)
Net cash provided by discontinued operating activities	—	—
Net cash provided by non-controlling interest	—	—
Net cash used in operating activities	(5,323,000)	(10,333,000)
Net cash provided by (used in) investing activities	117,275,000	(117,193,000)
Net cash (used in) provided by financing activities	(111,752,000)	129,676,000
Net increase in cash	200,000	2,150,000
Cash - beginning of period	618,000	1,199,000
Cash - end of period	$818,000	$3,349,000
Net cash used in operations of ShiftPixy, Inc for the six months ended February 28, 2023 was $5.3 million, primarily consisting of a net loss from continuing operations of $10.4 million, a decrease in accounts payable and accrued expenses of $0.8 million, decrease in accounts receivable of $0.5 million, a decrease in workers compensation of $0.4 million offset by an increase in payroll related liabilities of $4.9 million, an increase of $0.4 million in prepaid and other liabilities, an increase in non-cash stock-based compensation expense of $0.6 million and an increase in depreciation and amortization expense of $0.3 million.
Net cash used in operations of ShiftPixy, Inc for the six months ended February 28, 2022 was $10.3 million primarily consisting of the net loss of $18.1 million, a decrease in workers compensation of $0.5 million, a decrease in prepaid and other current assets of $0.6 million, offset by an increase in payroll related liabilities of $3.3 million, an increase in accounts payable and accrued expenses of $3.1 million, an increase in non-cash stock-based compensation expense of $0.8 million and an increase in depreciation and amortization expense of $0.2 million.
Investing Activities
Net cash provided by investing activities for the six months ended February 28, 2023 was $117.2 million from the redemption of IHC Trust Account of $117.6 million and from the purchase of fixed asset of $0.3 million.. Net cash used investing activities for the six months ended February 28, 2022 was $117.2 million which was from an investment of $116.7 million from the proceeds of the initial public offering into the IHC Trust Account and for the purchase fixed assets of $0.5 million.
Financing Activities
Net cash used in financing activities for the six months ended February 28, 2023, was $111.8 million which was from the net proceeds of $4.4 million related to a private placement, $1.4 million from the net proceeds of an ATM offering and $117.6 million payment to IHC shareholders. Net cash provided by financing activities for the six months ended February 28, 2022 was $129.7 million, primarily from the net proceeds of $116.7 million for an initial public offering of IHC, $11.0 million from the net proceeds from two private placements, $5.4 million net proceeds from common stock issued on exercised warrants and payment of $3.5 million of SPAC related offering cost.

Liquidity and Capital Resources

As of February 28, 2023, the Company had cash of $0.8 million and a working capital deficit of $35.3 million. During the six months ended February 28, 2023, the Company used approximately $5.3 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $203.9 million. As of February 28, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS. The Company has been in communication with the IRS regarding amounts owing in relation to Employee Retention Credits due. In addition, some clients have filed suits against the Company, demanding that the Company take action to file for additional Employee Retention Credits for certain tax periods. Until the matter is concluded and the taxes are paid, the IRS could, subject to its standard processes and the Company’s rights to respond, implement collection actions, including such actions as levying against Company bank accounts, to recover the amounts that it calculates to be due and owing.
Historically, the Company's principal source of financing has come through the sale of the Company's common stock, including in certain instances, warrants and issuance of convertible notes. On September 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a large investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The offering closed on September 23, 2022. The net proceeds to the Company from the offering were $4.4 million.

On January 31, 2023, entered into an ATM Issuance Sales Agreement for an offering for up to $8.1 million in shares of its common stock, see Note 5 to the accompany financials. For the three months ended February 28, 2023, the Company received $1.9 million in gross proceeds ($1.4 million, net of costs) from the sale of 305,340 shares of the Company’s common stock. As of February 28, 2023, approximately $6.3 million remains available for the sale of shares of the Company's common stock under the ATM.
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. For a discussion of our liquidity and capital resources, see Note 2, Liquidity and Capital Resources to the accompanying financial statements.
The recurring losses, negative working capital and cash used in the Company’s operations are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company's plans and expectations for the next twelve months include raising additional capital to help fund expansion of our operations and strengthening of the Company's sales force strategy by focusing on staffing services as the Company's key driver to improve the Company's margin and the continued support and functionality improvement of the Company's information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. We expect to continue to invest in the Company's HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.
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
The Company expects to raise capital from additional sales of its securities during this fiscal year either through its ATM, registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. There can be no assurance that we will meet the requirements to be able to sell securities on terms that the Company is seeking. Management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, will alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These unaudited condensed consolidated financial statements do not include any adjustments for this uncertainty.
As noted in the accompany condensed financial statements, Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship, on February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. The matter is proceeding, and the Company and its subsidiary, ShiftPixy Investments, Inc., are anticipated to be listed as two of the largest creditors of IHC. However, there can be no assurance that either the Company or ShiftPixy Investments, Inc. will recover any of the amounts owed to them by IHC from the bankruptcy estate. ShiftPixy, Inc. is the largest creditor of IHC, having periodically advanced a total of approximately $2 million in cash to IHC to enable it to fund its ongoing prospective target engagement, evaluation and negotiation activities. Following the dissolution of IHC, in January of 2023, the dissolved IHC issued approximately $0.6 million to ShiftPixy, Inc., in partial satisfaction of amounts advanced by ShiftPixy, Inc. to IHC, including the return to ShiftPixy, Inc. of a recently received refund of approximately $0.5 million in premiums applicable to the cancellation of directors and officer insurance policies attributable to four of the SPACs sponsored by ShiftPixy Investments, Inc. Although the public shareholders of IHC received in excess of $117.6 million in redemption of their capital contributions to IHC, the bankruptcy trustee could elect to pursue the amount received by the Company from IHC, if it can demonstrate that the payment was preferential and made outside of the ordinary course of business of IHC.

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
Our revenue recognition policy differs for our EAS/HCM and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS/HCM clients, and revenues without reduction for labor costs for staffing clients. For the three months ended February 28, 2023, our gross billings from HCM and staffing services totaled approximately $11.7 million and $3.8 million (total of $15.5 million), representing 75% and 25% of our gross revenue, respectively. For the three months ended November 30, 2021, our gross billings from HCM and staffing services totaled approximately $14.1million and $7.1 million (total of $21.2 million), representing 66.4% and 33.6% of our gross revenues, respectively.
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
Reconciliation of GAAP to Non-GAAP Measure
Gross Billings to Net Revenues
The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
($ in thousands)	2023	2022	2023	2022
Gross Billings	$15,014	$21,443	$30,479	$41,620
Less: Adjustment to Gross Billings	(10,435)	(11,006)	$(20,635)	$(22,242)
Revenues	$4,579	$10,439	$9,844	$19,378

The following table provides the key revenue and our primary gross profit driver used by management (unaudited).

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2023	2022	2023	2022
Administrative Fees (in thousands)	$343	$476	$632	$944
Increase (Decrease), Quarter over Quarter (in millions)	$(133)	$(156)	$(312)	$250
Percentage Increase (Decrease), Quarter over Quarter	(27.9)%	(24.7)%	(33.0)%	36.0%
Administrative Fee % of Gross Billings	2.4%	2.2%	2.1%	2.2%

Average WSEs (unaudited)	2,100	2,900	2,100	2,900
Average Gross Billings per Average WSE	$6,801	$7,400	$14,500	$14,200
Average Active WSEs totaled approximately 2,100, decreased for the three months ended February 28, 2023, as compared to 2,900 WSEs for three months ending February 28, 2022 was due the decrease in net revenue was due to loss of clients.
Material Commitments
We do not have any contractual obligations for ongoing capital expenditures at this time. The Company purchased fixed assets and software necessary to conduct its operations on an as needed basis.
Contingencies
For a discussion of contingencies, see Note 8, Contingencies, to the Notes to the condensed consolidated financial statements in “Part I, Item 1. condensed consolidated financial statements” of this Quarterly Report.
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
The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of February 28, 2023, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2022, as amended by Forms 10-K/A, and which the Company determined continued to exist as of February 28, 2023.
Changes in Internal Control Over Financial Reporting
During the three months ended February 28, 2023, the Company hired a Chief Financial Officer, and increased its employees in the accounting department. The Company has made an effort to increase its focus on its internal controls over financial reporting. Although these changes have occurred, more information is needed to conclude on the Company's effectiveness over internal controls. Therefore, the Company continues its assessment that there were no changes in its internal control over financial reporting that occurred during the three months ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a party to various legal actions, in addition to the contingencies noted in item 11, above, arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K and Forms 10-K/A for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022, December 14, 2022, February 3, 2023 and February 9, 2023, respectively, except as noted in Note 8: Contingencies to the accompanying financial statements.

Item 1A. Risk Factors.
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K and Form 10-K/A for Fiscal 2022, as filed with the SEC on December 13, 2022, December 14, 2022, February 3, 2023 and February 9, 2023, respectively, which are expressly incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K and Forms 10-K/A for Fiscal 2022, filed with the SEC on December 13, 2022, December 14, 2022, February 3, 2023 and February 9, 2023, respectively.
In addition, we note that our President, CEO and director, Scott W. Absher, currently owns approximately 86% of the issued and outstanding shares of the Company’s Common Stock; accordingly, he may be deemed to control the Company as a result of his voting power and otherwise has significant influence over the voting matters of the shareholders of the Company’s Common Stock, including but not limited to the power to elect directors and approve other actions that require stockholder approval. Notwithstanding Mr. Absher's share ownership percentage, no action has been taken to seek the Controlled Company Exemption available under Nasdaq Listing Rule 5615(c)(2). If the Company were to seek Controlled Company status, (a) we would not be required to comply with certain governance requirements set forth in the listing standards, including requiring a majority of independent Directors on our Board, the determination of the compensation of our executive officers solely by independent Directors, and the recommendation of nominees for Director solely by independent Directors, and (b) as a result, the Company’s stockholders would not have certain of the same protections as a stockholder of other publicly-traded companies, and the market price of the Company’s common stock could be adversely affected. The concentration of ownership with respect to the Company’s common stock also results in there being a limited trading volume, which may make it more difficult for stockholders to sell their shares and increase the price volatility of the Company’s common stock.

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
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

DATE: April 14, 2023	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

DATE: April 14, 2023	By:	/s/ Douglas Beck
Douglas Beck
Principal Financial Officer