Form 10-Q
period 2023-05-31
ShiftPixy, Inc.
filed 2023-07-17
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

 The number of shares of the registrant’s only class of common stock, $0.0001 par value was 12,177,191, as of July 14, 2023.

Item 1. Condensed Consolidated Financial Statements

ShiftPixy, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2023	August 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$144,000	$618,000
Accounts receivable, net of reserve of $10,000 and $0 as of May 31, 2023 and August 31, 2022 respectively	537,000	279,000
Unbilled accounts receivable	2,046,000	2,105,000
Prepaid expenses	256,000	696,000
Other current assets	271,000	187,000
Cash and marketable securities held in Trust Account (See Notes 2 and 4)	—	116,969,000
Total current assets	3,254,000	120,854,000

Fixed assets, net	2,665,000	2,769,000
Right-of-use operating lease	3,567,000	4,076,000
Deposits and other assets	1,098,000	919,000
Total assets	$10,584,000	$128,618,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$18,342,000	$17,121,000
Payroll related liabilities	24,379,000	16,055,000
Accrued workers’ compensation costs	425,000	568,000
Current liabilities of discontinued operations	1,765,000	1,362,000
Class A common shares of SPAC mandatory redeemable 0 shares and 11,500,000 shares as of May 31, 2023 and August 31, 2022 (See Notes 2 and 4)	—	116,969,000
Total current liabilities	44,911,000	152,075,000

Non-current liabilities
Operating lease liability, non-current	3,017,000	3,541,000
Accrued workers’ compensation costs	922,000	1,227,000
Non-current liabilities of discontinued operations	4,133,000	3,269,000
Total liabilities	52,983,000	160,112,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, 50,000,000 authorized shares; $0.0001 par value: 0 and 8,600,000 shares issued and outstanding as of May 31, 2023 and August 31, 2022.	—	1,000
Common stock, 750,000,000 authorized shares; $0.0001 par value; 10,110,524 and 513,349 shares issued as of May 31, 2023 and August 31, 2022	6,000	5,000
Additional paid-in capital	168,967,000	151,731,000
Accumulated deficit	(211,372,000)	(192,725,000)
Total ShiftPixy, Inc. Stockholders’ deficit	(42,399,000)	(40,988,000)

Non-controlling interest in consolidated subsidiary (See Note 4)	—	9,494,000

Total stockholders’ deficit	(42,399,000)	(31,494,000)

Total liabilities and stockholders’ deficit	$10,584,000	$128,618,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenues (See Note 2)	$3,988,000	$9,643,000	$13,833,000	$29,021,000
Cost of revenues	3,788,000	9,039,000	12,623,000	27,782,000
Gross profit	200,000	604,000	1,210,000	1,239,000

Operating expenses:
Salaries, wages, and payroll taxes	2,621,000	3,254,000	7,477,000	10,796,000
Professional fees	752,000	2,680,000	2,817,000	6,094,000
Software development	50,000	4,291,000	229,000	6,525,000
Depreciation and amortization	148,000	133,000	447,000	386,000
General and administrative	3,074,000	2,967,000	6,609,000	7,718,000
Total operating expenses	6,645,000	13,325,000	17,579,000	31,519,000

Operating loss	(6,445,000)	(12,721,000)	(16,369,000)	(30,280,000)

Other (expense) income:
Interest expense	(550,000)	(1,000)	(1,007,000)	(2,000)
Other income	—	27,000	536,000	43,000
SPAC offering costs	—	—	—	(515,000)
Total other expense	(550,000)	26,000	(471,000)	(474,000)
Net loss from continuing operations	(6,995,000)	(12,695,000)	(16,840,000)	(30,754,000)

Loss from discontinued operations, net of tax	(460,000)	(132,000)	(1,267,000)	(283,000)
Non-controlling interest	—	—	(540,000)	—

Net loss attributable to ShiftPixy, Inc.	(7,455,000)	(12,827,000)	(18,647,000)	(31,037,000)

Preferred stock preferential dividend	—	—	(127,145,000)	—
Deemed dividend from change in fair value from warrants modification	—	—	—	(7,731,000)

Net loss attributable to common stockholders	$(7,455,000)	$(12,827,000)	$(145,792,000)	$(38,768,000)

Net loss per share attributable stockholders, basic and diluted
Continuing operations – basic and diluted	$(0.70)	$(33.08)	$(14.84)	$(101.72)
Discontinued operations – basic and diluted	(0.05)	(0.34)	(0.13)	(0.75)
Net loss per common share – basic and diluted	$(0.75)	$(33.42)	$(14.97)	$(102.47)

Weighted average common shares outstanding – basic and diluted	10,057,177	383,726	9,739,578	378,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended May 31, 2023

(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, September 1, 2022	8,600,000	$1,000	513,349	$5,000	$151,731,000	$(192,725,000)	$(40,988,000)	$9,494,000	$(31,494,000)
Fair market value increase of preferred stock prior to reverse stock split	—	—	—	—	127,145,000	—	127,145,000	—	$127,145,000
Preferential dividend of preferred stock	—	—	—	—	(127,145,000)	—	(127,145,000)	—	$(127,145,000)
Common stock issued on exercised prefunded warrants	—	—	124,204	—	1,000	—	1,000	—	$1,000
Common stock issued for private placement, net of offering costs	—	—	416,667	—	4,387,000	—	4,387,000	—	$4,387,000
Common stock issued on conversion of preferred shares	(8,600,000)	(1,000)	8,600,000	1,000	—	—	—	—	$—
Stock-based compensation expense	—	—	—	—	735,000	—	735,000	—	$735,000
Warrant modification expense	—	—	—	—	106,000	—	106,000	—	$106,000
Additional shares issued due to reverse stock split	—	—	16,976	—	—	—	—	—	$—
Net proceeds of ATM, net of offering expenses	—	—	439,328	—	1,973,000	—	1,973,000	—	$1,973,000
Deconsolidation of VIE	—	—	—	—	10,034,000	—	10,034,000	(9,494,000)	$540,000
Net loss	—	—	—	—	—	(18,647,000)	(18,647,000)	—	$(18,647,000)
Balance, May 31, 2023	—	$—	10,110,524	$6,000	$168,967,000	$(211,372,000)	$(42,399,000)	$—	$(42,399,000)

ShiftPixy, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended May 31, 2023

(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, March 1, 2023	—	$—	9,976,536	6,000	$168,193,000	$(203,917,000)	$(35,718,000)	$9,494,000	$(35,718,000)
Proceeds of ATM, net of offering expenses	—	—	133,988	—	539,000	—	$539,000	—	$539,000
Stock-based compensation expense	—	—	—	—	235,000	—	235,000	—	$235,000
Net loss	—	—	—	—	—	(7,455,000)	(7,455,000)	—	$(7,455,000)
Balance, May 31, 2023	—	$—	10,110,524	$6,000	$168,967,000	$(211,372,000)	$(42,399,000)	$—	$(42,399,000)

 accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of  Stockholders’ Deficit

For the Nine Months Ended May 31, 2022

(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, September 1, 2021	—	$—	258,631	$3,000	$142,786,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
Cumulative effect adjustment for ASC 842 lease accounting adoption	—	—	—	—	—	608,000	608,000	—	$608,000
Common stock issued for private placement, net of offering cost	—	—	28,500	—	4,183,000	—	4,183,000	—	$4,183,000
Common stock issued on exercised warrants, net of offering costs	—	—	96,218	1,000	5,409,000	—	5,410,000	—	$5,410,000
Prefunded warrants from private placement, net of offering costs	—	—	—	—	6,861,000	—	6,861,000	—	$6,861,000
Stock-based compensation expense	—	—	—	—	1,069,000	—	1,069,000	—	$1,069,000
Remeasurement of IHC temporary equity	—	—	—	—	(13,431,000)	—	(13,431,000)	—	$(13,431,000)
Withdrawal of SPAC registrations under Form S-1	—	—	—	—	—	—	—	(37,978,000)	$(37,978,000)
Net loss	—	—	—	—	—	(31,037,000)	(31,037,000)	—	$(31,037,000)
Balance, May 31, 2022	—	$—	383,349	$4,000	$146,877,000	$(179,767,000)	$(32,886,000)	$9,494,000	$(23,392,000)

ShiftPixy, Inc.

Condensed Consolidated Statements of  Stockholders’ Deficit

For the Three Months Ended May 31, 2022

(Unaudited)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, March 1, 2022	—	$—	336,616	$3,000	$146,716,000	$(166,940,000)	$(20,221,000)	$9,494,000	$(10,727,000)
Common stock issued on exercised warrants, net of offering costs	—	—	46,733	1,000	—	—	1,000	—	$1,000
Stock-based compensation expense	—	—	—	—	321,000	—	321,000	$—	$321,000
Remeasurement of IHC temporary equity	—	—	—	—	(160,000)	—	(160,000)	—	$(160,000)
Net loss	—	—	—	—	—	(12,827,000)	(12,827,000)	$—	$(12,827,000)
Balance, May 31, 2022	—	—	383,349	4,000	146,877,000	(179,767,000)	(32,886,000)	9,494,000	(23,392,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	May 31, 2023	May 31, 2022
OPERATING ACTIVITIES
Net loss attributable to ShiftPixy, Inc stockholders	$(18,647,000)	$(31,037,000)
Loss from discontinued operations	(1,267,000)	(283,000)
Non-controlling interest	(540,000)	—
Net loss from continuing operations	(16,840,000)	(30,754,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	447,000	386,000
Provision for doubtful accounts	10,000	—
Stock-based compensation	735,000	1,069,000
Stock-based compensation – shares for services accrued to directors	169,000	—
Impaired asset expense	—	4,004,000
Warrant modification expense	106,000	—
Expensed SPAC offering cost	—	515,000
Amortization of operating lease	85,000	727,000
Changes in operating assets and liabilities:
Accounts receivable	(268,000)	146,000
Unbilled accounts receivable	59,000	(729,000)
Prepaid expenses and other current assets	356,000	(146,000)
Deposits – workers’ compensation	—	541,000
Deposits and other assets	(79,000)	—
Accounts payable and other accrued liabilities	952,000	4,573,000
Payroll related liabilities	8,324,000	6,583,000
Accrued workers’ compensation costs	(448,000)	(295,000)
Total adjustment	10,448,000	17,374,000
Net cash used in continuing operations	(6,392,000)	(13,380,000)
Net cash provided by discontinued operating activities	—	—
Net cash used in operations	(6,392,000)	(13,380,000)

INVESTING ACTIVITIES
Investment of IHC IPO proceeds into Trust Account	—	(116,765,000)
Redemption of Trust Account	117,574,000	—
Investment in private company	(100,000)
Purchase of fixed assets	(343,000)	(500,000)
Net cash provided by (used in) investing activities	117,131,000	(117,265,000)

FINANCING ACTIVITIES
SPAC related offering costs paid	—	(3,663,000)
Proceeds from initial public offering of IHC	—	116,725,000
Payment to IHC shareholders	(117,574,000)	—
Proceeds from exercised warrants. Net of offering costs	1,000	5,410,000
Proceeds from private placement, net of offering costs	4,387,000	4,183,000
Proceeds from At-The-Market Offering, net of offering costs	1,973,000	—
Deferred offering costs		—
Proceeds from private placement prefunded warrants, net of offering costs	—	6,861,000
Net cash (used in) provided by financing activities	(111,213,000)	129,516,000
Net increase in cash	(474,000)	(1,129,000)
Cash – beginning of period	618,000	1,199,000
Cash – end of period	$144,000	$70,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$102,000	$2,000
Non-cash Investing and Financing Activities:
Deconsolidation of VIE	$9,494,000	$—
Elimination of deferred offering cost of abandoned SPAC’s initial public offering	$—	$37,978,000
Change in fair value due to warrant modification	$—	$13,728,000
Operating lease assets and liabilities s from adoption of ASC 842	$—	$8,970,000
Increase in marketable securities in trust account and Class A mandatory redeemable common shares	$801,000	$—
Transfer of preferred shares to common shares	$1,000	$—

The accompanying notes are an integral part of these financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized Human Capital service provider that provides solutions for large, contingent, part-time workforce demands, primarily in the restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant industry in Southern California, but the Company has expanded into other geographic areas and industries that employ temporary or part-time labor sources, notably including the healthcare industry.

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

Effective September 1, 2022, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding share of common stock. The reverse split became effective on NASDAQ, September 1, 2022. All share related numbers in this Report on Form 10-Q give effect to this reverse split.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of unaudited condensed operations for the three and nine months end May 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2023.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022, as amended by Forms 10-K/A, filed with the SEC on December 14, 2022, February 3, 2023 and February 9, 2023, respectively.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ShiftPixy, Inc., and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements previously included the accounts of Industrial Human Capital, Inc. (“IHC”), which was a special purpose acquisition company, or “SPAC,” for which our wholly owned subsidiary, ShiftPixy Investments, Inc., served as the financial sponsor (as described below), and which SPAC was deemed to be controlled by us as a result of the Company’s 15% equity ownership stake, the overlap of three of our executive officers for a period of time as executive officers of IHC, and significant influence that the Company exercised over the funding and acquisition of new operations for an initial business combination (“IBC”). (See Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation. As of February 7, 2023, IHC was not a part of the Company’s operations, and consolidation. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account, See Note 4, to IHC shareholders on December 1, 2022, effectively liquidating the Trust. On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. See Note 4, Pursuant to ASC 810-10-15, consolidation is precluded where control does not rest for a non-controlling interest in legal reorganization or bankruptcy. In addition, IHC did not meet the criteria of a Variable Interest Entity (VIE), see Note 4.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•

Continuation as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business

•	Liability for legal contingencies

•	Useful lives of property and equipment

•	Deferred income taxes and related valuation allowance

•	Projected development of workers’ compensation claims.

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

Liquidity, Capital Resources and Going Concern

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the unaudited condensed consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the unaudited condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, may mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Therefore, management has concluded that there is substantial doubt in the Company’s ability to continue as a going concern for the next twelve months.

As of May 31, 2023, the Company had cash of $0.1 million and a working capital deficit of $41.7 million. During the nine months ended May 31, 2023, the Company used approximately $6.7 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $211.4 million. As of May 31, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS. The Company has been in communication with the IRS regarding amounts owing in relation to Employee Retention Tax Credits (“ERTCs”) due. In addition, some clients have filed suits against the Company, demanding that the Company take action to file for additional ERTCs for certain tax periods. Until the matter is concluded, and the taxes are paid, the IRS could, subject to its standard processes and the Company’s right to respond, implement collection actions, including such actions as levying against Company bank accounts, to recover the amounts that it calculates to be due and owing.

Historically, the Company’s principal source of financing has come through the sale of the Company's common stock, including in certain instances, warrants and the issuance of convertible notes.

On January 31, 2023, the Company filed a registration statement on Form S-3 and related prospectus for the sale of up to $100 million of the Company’s equity securities via a “shelf” or "at-the-market” (“ATM”) sales mechanism over a three-year period. The registration statement also included a prospectus supplement providing for the sale of up to $8,187,827 of the Company’s shares of common stock, which the Company proposed to effect pursuant to an ATM Issuance Sales Agreement (“Sales Agreement”) executed with A.G.P./Alliance Global Partners (the “Agent” or “AGP”). Under the Sales Agreement, the Company’s shares of common stock could be sold from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the Sales Agreement with AGP. The ATM was scheduled to expire on January 31, 2026. For the nine-months ended May 31, 2023, the Company received $2.4 million in gross proceeds ($2.0 million, net of costs) from the sale of 439,429 shares of the Company’s common stock. On May 22, 2023, the Company terminated the Sales Agreement and concluded the ATM. There is a limitation on the amount of funds that the Company can access under the baby shelf rules which is the value of a company’s public float if less than $75 million, The Company can only raise ⅓ of its float value over the previous 12-month period.

On July 12, 2023, the Company priced a “best efforts” public offering for the sale by the Company of an aggregate of 1,166,667 shares of common stock, 900,000 pre-funded warrants, and 2,066,667 common warrants. The public offering price was $1.50 per share and accompanying common warrant, or $1.4999 per pre-funded warrant and accompanying common warrant. The pre-funded warrants are exercisable immediately, may be exercised at any time until all of the pre-funded warrants are exercised in full, and have an exercise price of $0.0001.  The common warrants are exercisable immediately for a term of five years and have an exercise price of $1.50 per share. 1,100,000 shares, 900,000 pre-funded warrants and 2,000,000 common warrants under the offering were sold pursuant to a securities purchase agreement with an investor. A.G.P./Alliance Global Partners acted as placement agent for the offering and received a fee of 7% of the gross proceeds and reimbursement of $75,000 of expenses. The total estimated offering expenses were approximately $0.6millon and the net proceeds of approximately $2.5 million. The offering closed on July 14, 2023. Effective upon closing of the offering, the exercise price of an aggregate of 1,186,742 outstanding warrants the Company issued to an investor in 2020 and 2022 was reduced to $1.50 per share, subject to further adjustment as provided in the warrants, pursuant to a warrant amendment the Company entered into with the investor.

The Company’s plans and expectations for the next twelve months include raising additional capital to help fund expansion of the Company’s operations and strengthening of the Company’s sales force strategy by focusing on staffing services as the key driver to improve the Company’s margin and the continued support and functionality improvement of the Company’s information technology (“IT”) and HRIS platform. This expanded go-to-market strategy will focus on building a national account portfolio managed by a newly-formed regional team of senior sales executives singularly focused on sustained quarterly revenue growth and gross profit margin expansion. The Company expects to continue to invest in the Company’s HRIS platform, ShiftPixy Labs, and other growth initiatives, all of which have required and will continue to require significant cash expenditures.

The Company expects to raise capital from additional sales of its securities during this fiscal year either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. There can be no assurance that we will be able to sell securities on terms that the Company is seeking, or at all. Although management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, could alleviate substantial doubt, there is no assurance about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (even with the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. Therefore, management has concluded that there is substantial doubt in the Company's ability to continue as a going concern for the next twelve months.

Reclassification

The Company reclassified certain expenses to conform to the current year's presentation.

Revenue and Direct Cost Recognition

The Company’s revenues are primarily disaggregated into fees for providing staffing solutions and EAS/HCM services. The Company enters into contracts with its clients for Staffing or EAS based on a stated rate and price in the contract. Contracts generally have a term of 12 months, however, are cancellable at any time by either party with 30 days’ written notice. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. Payments for the Company’s services are typically made in advance of, or at the time that the services are provided. The Company does not have significant financing components or significant payment terms for its customers and consequently has no material credit losses. The Company uses the output method based on a stated rate and price over the payroll processed to recognize revenue, as the value to the client of the goods or services transferred to date appropriately depicts the Company’s performance towards complete satisfaction of the performance obligation.

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

Gross billings are invoiced to each EAS client concurrently with each periodic payroll of the Company’s WSEs, which coincides with the services provided and which is typically a fixed percentage of the payroll processed. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEs perform their services at the client worksite. Although the Company assumes responsibility for processing and remitting payroll and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, the Company records revenue on a “net” basis in this arrangement for revenue recognition purposes. Revenues that have been recognized but not invoice are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets were $2.0 million and $2.1 million, as of May 31, 2023 and August 31, 2022, respectively.

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

Disaggregation of Revenue

The Company’s primary revenue streams include HCM and staffing services. The Company’s disaggregated revenues for the nine months ended May 31, and May 31, 2022, respectively, were as follows:

	For the Three Months Ended		For the Nine Months Ended
Revenue (in thousands):	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

HCM[1]	$111	$1,734	$1,521	$4,052
Staffing	3,877	7,909	12,312	24,969

1 HCM revenue is presented net, $8.3 million and $30.7 million gross billings less WSE payroll costs of $8.2 million and $29.2 million for the three and nine months ended May 31, 2023, respectively. Gross billings were $13.9 million and $39.4 million less WSE payroll costs of 12.2 million and $35.3 million for the three and nine months ended May 31, 2022, respectively.

For the three and nine months ended May 31, 2023 and May 31, 2022, respectively, the following geographical regions represented more than 10% of total revenues:

	For the Three Months Ended		For the Nine Months Ended
Region:	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

California	33.1%	49.0%	42.5%	52.2%
Washington	15.5%	14.9%	12.8%	13.7%
New Mexico	12.9%	7.6%	11.9%	7.4%

Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under Accounting Standards Update “ASC” No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30 day’' notice. These costs are recorded in commissions in the Company’s unaudited condensed consolidated statements of operations.

Segment Reporting

Prior to August 31, 2021, the Company operated as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance. Reporting and monitoring activities on a segment basis will allow the chief operating decision maker to evaluate operating performance more effectively. However, the Company is working on its systems to properly allocate to its business segments. However, the CEO is actively involved in the day to day business and is aware of the overall segment information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of May 31, 2023 and August 31, 2022.

Marketable Securities Held in Trust Account

As of August 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds are restricted for use and may only be used for purposes of completing an initial business combination ("IB") or redemption of the public common shares of IHC. On December 1, 2022, the Company distributed $117.6 million to the shareholders of IHC. There were no assets held in the Trust Account as of May 31, 2023.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of May 31, 2023 and August 31, 2022, there was $0.0 million and $0.6 million, respectively, of cash on deposit in excess of the amounts insured by the FDIC.

The following represents clients who have ten percent of total accounts receivable as of May 31, 2023 and August 31, 2022, respectively.

	As of
	May 31, 2023	August 31, 2022
Clients:	(Unaudited)
Client 1	57.8%	—%
Client 2	21.4%	41.9%
Client 3	9.6%	13.7%
Client 4	6.3%	21.9%
Client 5	—%	20.7%

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

Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Equipment:	5 years
Furniture & Fixtures:	5 – 7 years
Leasehold improvements	Shorter of useful life or the remaining lease term, typically 5 years

Depreciation and amortization expense for the three months ended May 31, 2023 and May 31, 2022 was $0.1 million and $0.1 million, respectively, and included on the unaudited condensed consolidated statements of operations. Depreciation and amortization expense for the nine months ended May 31, 2023 and May 31, 2022 was $0.4 million and $0.4 million, respectively.

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with Accounting Standards Codification “ASC” 350-40, Internal Use Software.

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

The Company determined that there was no material capitalized internal software development costs for the nine months ended May 31, 2023 and August 31, 2022. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

The Company incurred research and development costs of $0.2 million and $0.7 million for the three and nine months ended May 31, 2023, respectively. During the three and nine months ended May 31, 2022, the Company incurred research and development costs of approximately $1.1 million and $5 million, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile application.

Lease Recognition

The Financial Accounting Standards Board "FASB" established Topic 842, Leases, by issuing ASU No. 2016-02 “ASC” 842, which required lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use asset model (“ROU”) that required a lessee to recognize an ROU operating lease asset and lease liability on the condensed balance sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the unaudited condensed consolidated statement of operations.

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

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy through Everest National Insurance Company, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funded the policy based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company became engaged in litigation regarding such a demand for additional premium payments; however, the Company has entered into a settlement agreement with Everest and Gallagher Bassett, concluding the litigation. See Note 9, Contingencies, Everest Litigation, below and Note 10 subsequent events. The Company has accrued for this settlement as of May 31, 2023.

Sunz Program

From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provides and maintains a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year were recorded as Deposit - workers’ compensation, a short-term asset, while the remainder of claim funds were included in Deposit - workers’ compensation, a long-term asset in our condensed consolidated balance sheets. The Company is currently engaged in litigation regarding demands by Sunz for additional claims loss funds, which we believe to be without merit, as discussed at Note 9, Contingencies, Sunz Litigation, below.

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

There were no workers compensation deposits related to these programs as of May 31, 2023, and as of August 31, 2022, respectively.

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

With regard to the prior programs, which continue until fully concluded, the Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of May 31, 2023 and August 31, 2022, the Company had short term accrued workers’ compensation costs of $0.4 million and $0.6 million, and long-term accrued workers’ compensation costs of $0.9 million and $1.2 million, respectively.

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of May 31, 2023, the retained workers’ compensation assets and liabilities are presented as a discontinued operation net asset or liability. As of May 31, 2023 and August 31, 2022, the Company had $1.8 million and $1.4 million in short-term liabilities, and $4.1 million and $3.3 million in long-term liabilities, respectively. The Company had no related worker's compensation assets as of May 31, 2023 and as of August 31, 2022, respectively.

Because the Company bears the financial responsibility for claims up to the level noted above, such claims, which are the primary component of its workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore require a significant level of judgment. In estimating ultimate loss rates, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs that are primarily based upon the WSE’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Quarterly Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on the Company's workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after May 31, 2023, we continue to monitor closely all workers’ compensation claims made in relation to the COVID-19 pandemic.

Fair Value of Financial Instruments

Accounting Standard Codification "ASC" 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of May 31, 2023 and August 31, 2022, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at the Company's estimate of expected collections value as described below, See Note 3, Discontinued Operations.

The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

•	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2: Inputs to the valuation methodology include

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in inactive markets

•	Inputs other than quoted prices that are observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the nine months ended May 31, 2023 and August 31, 2022.

Advertising Costs

The Company expenses all advertising as incurred. Advertising expense for the three months ended May 31, 2023 and May 31, 2022 was $0.8 million and $0.4 million, respectively. Advertising expense for the nine months end May 31, 2023 and May 31, 2022 was $2.0 million and $1.4 million, respectively.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of May 31, 2023 and August 31, 2022, respectively,

Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Options (See Note 5)	10,003	15,498	10,003	15,498
Warrants (See Note 5)	1,252,749	224,402	1,252,749	224,402
Shares of common stock to be issued to directors for services provided, (See Note 7)	59,040	—	59,040	—
Preferred Option (Note 5)	37,570	—	37,570	—
Total potentially dilutive shares	1,359,362	239,900	1,359,362	239,900

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board "FASB" issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. For the three months ended May 31, 2023, the Company adopted this guidance, and it was not material to the results of operations.

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

In connection with the IPO in October 2021, the Company purchased, through its wholly owned subsidiary, ShiftPixy Investments, Inc. ("Investments" or the "Sponsor"), 4,639,102 private placement warrants ("Placement Warrants") at a price of $1.00 per warrant, for an aggregate purchase price of $4,639,102, and the Company currently own 2,110,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Before the closing of the IPO, the Sponsor transferred 15,000 Founder Shares to IHC's independent directors, reducing its shareholdings from 2,125,000 to 2,110,000. Each Placement Warrant was identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of IHC's IPO, the Company determined that IHC was a VIE in which the Company had a variable interest because IHC did not have enough equity at risk to finance its activities without additional subordinated financial support. The Company had also determined that IHC's public stockholders did not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A, at such time. As such, the Company concluded that they were the primary beneficiary of IHC as a VIE, as the Company had the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC's economic performance. Since the Company was the primary beneficiary, IHC to be consolidated into the Company's unaudited condensed consolidated financial through February 7, 2023. See Note 4, for the dissolution of IHC and entire amount from the Trust Account to IHC shareholders on December 1, 2022. As of December, 1, 2021, the Company determined that IHC was not a VIE. The Company did not have the power to direct the operations of IHC since IHC was dissolved on November 14, 2022 and the assets of the Trust Account was distributed to its shareholders on December 1, 2022. The Company lost its voting rights, and there is no possibility of recouping its investment. As a result, the Company determined that IHC will not be consolidated into the unaudited condensed financial statements as of December 1, 2022 See Note 4 regarding three of IHC creditors forcing them into bankruptcy. As a result of the deconsolidation of the VIE on February 7, 2023, the Company recorded the elimination of $9.4 million of the non-controlling interest to additional paid-in capital as it was originally recorded. The net liabilities of IHC were $0.6 million as of February 7, 2023 that resulted in the Company recorded $0.6 million to other income and $0.5 million to non-controlling or, 85% of its non- ownership interest in IHC.

Subject to Possible Redemption

The Company previously accounts for its common stock holdings in its sponsored SPACs (which were consolidated in the Company's unaudited condensed consolidated financial statements) through February 7, 2023, which was previously subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock were classified as a current liability since the shares were redeemed as of August 31, 2022. Each sponsored SPAC's shares of common stock feature certain redemption rights that are considered to be outside of the SPAC's control and subject to occurrence of uncertain future events. However, since the common stock subject to redemption were paid to IHC shareholders on December 1. 2022, the fair market value as of August 31, 2022 was classified as a current liability. The Company has recorded increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in-capital and accumulated deficit.

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

For Fiscal 2020, the Company estimated the value of the Note Receivable at fair value as discussed in Note 2, Summary of Significant Accounting Policies, above. The Company recorded the Note Receivable based on the Company's estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of the Company's records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the effect of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company has recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided for an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments and maintains that the amount Vensure owes the Company pursuant to the Note Receivable is as much as $9.5 million. The Company assessed the collectability of this note receivable during the reporting of its Fiscal Year End as of August 31, 2022, and determined that it was probable that all contractually required payments will not be collected and recorded a reserve on collectability of approximately $4 million. The disputes between the Company and Vensure regarding working capital adjustments under the Vensure Asset Sale agreement are currently the subject of litigation pending in the Delaware Chancery Court, as discussed at Note 9, Contingencies, Vensure Litigation, below.

The following reconciliation of the gross proceeds to the net proceeds from the Vensure Asset Sale is presented in the condensed consolidated balance sheets as of May 31, 2023 and August 31, 2022.

	As of
	May 31, 2023 (Unaudited)	August 31, 2022
Gross proceeds	$19,166,000	$19,166,000
Cash received at closing – asset sale	(9,500,000)	(9,500,000)
Cash received at closing – working capital	(166,000)	(166,000)
Gross note receivable	$9,500,000	$9,500,000

Less: Transaction reconciliation – estimated working capital adjustments	(2,604,000)	(2,604,000)
Adjusted Note Receivable	6,896,000	6,896,000
Reserve for estimated potential claims	(2,892,000)	(2,892,000)
Reserve for potential collectability concerns	$(4,004,000)	$(4,004,000)
Long-term note receivable, estimated net realizable value	$—	$—

As of May 31, 2023 and August 31, 2022, as discussed above, the note receivables asset has been impaired to adjust the net realizable value of the long-term note receivable to zero and zero, respectively.

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

(i) Working capital adjustments: Through May 31, 2023,, the Company has identified $2.6 million of likely working capital adjustments, including $88,000 related to lower net assets transferred at closing, and $2.5 million of cash remitted to the Company’s bank accounts, net of cash remitted to Vensure’s bank accounts. Under the terms of the Vensure Asset Sale, a reconciliation of the working capital was to have been completed by April 15, 2020. Due to operational difficulties and quarantined staff caused by the outbreak of COVID-19, Vensure requested a postponement of the working capital reconciliation that was due in Fiscal 2020. Although Vensure provided the Company with its working capital reconciliation on March 12, 2021, it failed to provide adequate documentation to support its calculations. Accordingly, the working capital adjustment recorded as of May 31, 2023, represents the Company’s estimate of the reconciliation adjustment by using Vensure’s claims and the limited supporting information Vensure provided as a starting point, and then making adjustments for amounts in dispute based upon the Company's internal records and best estimates. There is no assurance that the working capital change identified as of May 31, 2023 , represents the final working capital adjustment.

(ii) Gross billings adjustment: Under the terms of the Vensure Asset Sale, the proceeds of the transaction are reduced if the actual gross wages of customers transferred for Calendar 2020 are less than 90% of those customers’ Calendar 2019 gross wages. The Company has prepared an estimate of the Calendar 2020 gross wages based on a combination of factors including reports of actual transferred client billings in early Calendar 2020, actual gross wages of continuing customers of the Company, publicly available unemployment reports for the Southern California markets and the relevant COVID-19 impacts on employment levels, and other information. Based on the information available, the Company estimated that it would receive additional consideration below the required threshold and reduced the contingent consideration by $1.4 million. Vensure has not identified any such adjustments to date. Based on the information available, the Company reclassified the previously recorded gross wages claim to a general potential claims reserve for Fiscal 2021. No additional adjustments were made during the three and nine months ended May 31, 2023 and May 31, 2022.

The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	As of
	May 31, 2023	August 31, 2022
	(Unaudited)
Deposits – workers’ compensation	—	—
Total current assets	—	—
Deposits – workers’ compensation	—	—
Total assets	$—	$—

Accrued workers’ compensation cost	1,765,000	1,362,000
Total current liabilities	1,765,000	1,362,000
Accrued workers’ compensation cost	4,133,000	3,269,000
Total liabilities	5,898,000	4,631,000

Net liability	$(5,898,000)	$(4,631,000)

Reported results for the discontinued operations by period were as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

Revenues	$—	$—	$—	$—
Cost of revenues	460,000	132,000	1,267,000	283,000
Gross profit (loss)	(460,000)	(132,000)	(1,267,000)	(283,000)

Total operating expenses	—	—	—	—

Loss from discontinued operations	$(460,000)	$(132,000)	$(1,267,000)	$(283,000)

Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship

IHC closed on its IPO effective October 2021, and its net proceeds of $116.7 million, the funds were placed in a trust account (the “Trust Account”), and was invested in U.S. government securities. The Company owned approximately 15% of its issued and outstanding stock. Furthermore, we anticipated that IHC would operate as a separately managed, publicly traded entity following the completion of its IPO. The operations of IHC have been consolidated in the accompanying unaudited condensed financial statements through November 30, 2022.

On October 14, 2022, the stockholders of IHC approved the proposed action to file an amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 22, 2022, to April 22, 2023, or a such earlier date as determined by the board of directors. The Company accordingly filed the Amendment with the Secretary of State of Delaware. In connection with the meeting, however, shareholders holding 11,251,347 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account, leaving 248,653 of the Company’s remaining Public Shares outstanding and the Trust Account substantially below the $5 million minimum net tangible asset amount required by IHC's Amended and Restated Certificate of Incorporation to be available upon consummation of such Business Combination. IHC's efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, and IHC accordingly declined to fund the extension, cancelled the Amendment as filed with the Secretary of State of Delaware, and proceeded to cease operations, dissolve and unwind. The board of directors of IHC accordingly adopted resolutions to liquidate, dissolve and unwind the entity. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account to IHC shareholders on December 1, 2022, effectively liquidating the Trust. The Class A common shares subject to redemption were, however, classified as a current liability as of August 31, 2022 and through November 30, 2022. In view of the actions taken in November and December of 2022, the Company has concluded that as of February 7, 2023, the operations of IHC shall not be included in the Company's consolidation as IHC did not meet the criteria of a VIE. A net liability of $0.6 million was recorded to other income, and $0.5 million was recorded for the non-controlling interest, applicable to the 85% interest that the Company did not own of IHC.

On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. The matter is proceeding, and the Company and its subsidiary, ShiftPixy Investments, Inc., are listed as two significant creditors of IHC. However, there can be no assurance that either the Company or ShiftPixy Investments, Inc. will recover any of the amounts owed to them by IHC from the bankruptcy estate.

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

On October 22, 2021, the Company’s board of directors canceled 11,790,000 Preferred Options previously issued to its co-founder, J. Stephen Holmes. As noted in Note 9, Contingencies, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to these preferred options. Were the trustee to be successful in its claim, the Company would be obligated to issue up to 12,500,000 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. A total of 37,570 Preferred Options, in excess of the options claimed by the trustee of the bankruptcy estate of Mr. Holmes and issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised. The Preferred Options expire on December 31, 2023.

The number of Preferred Options, and the number of shares of preferred stock issuable upon exercise of such options, is based upon the number of shares of common stock held by the option holders at the time the Preferred Options were issued in September 2016. Accordingly, in order to confirm the original intent of the granting of up to 25,000,000 Preferred Options to Mr. Absher, it has always been the Company’s intent to adopt a second grant of an additional 12,500,000 Preferred Options to Mr. Absher, whereby each option permits the holder to acquire one share of the Company’s preferred stock for $0.0001 per share. On August 13, 2021, consistent with this intent, the Company granted 12,500,000 Preferred Options to Mr. Absher to purchase shares of Preferred Stock, par value $0.0001 for consideration of $0.0001 per share. Each Preferred Option is exercisable for a period of twenty-four months upon (i) the acquisition of a Controlling Interest (as defined below) in the Company by any single shareholder or group of shareholders acting in concert (other than Mr. Absher), or (ii) the announcement of (x) any proposed merger, consolidation, or business combination in which the Company’s Common Stock is changed or exchanged, or (y) any sale or distribution of at least 50% of the Company’s assets or earning power, other than through a reincorporation. Each share of Preferred Stock is convertible into Common Stock on a one-for-one basis. “Controlling Interest” means the ownership or control of outstanding voting shares of the Company sufficient to enable the acquiring person, directly or indirectly and individually or in concert with others, to exercise one-fifth or more of all the voting power of the Company in the election of directors or any other business matter on which shareholders have the right to vote under the Wyoming Business Corporation Act.

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

On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.82 million, in exchange for an option to receive 4,100,000 shares of the Company's Preferred Class A Stock. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.0%; (iii) volatility of 125.7%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.23 per share of the Company’s common stock. Pursuant to Rule 144, these 4,100,000, when converted into shares of common stock, are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 8,600,000 preferred shares were converted into common stock on September 1, 2022, after the Company's reverse stock split had taken effect. As of November 30, 2022, there were no preferred shares options or preferred shares outstanding. As a result of this transaction, the Company recorded a preferential dividend of $127.1 million based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock. In addition, this had no effect on stockholders' deficit.

Prior to the shareholder vote to approve the reverse stock split, the Company on August 2, 2022, amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the preferred stock of the company. The reverse stock split was subsequently approved by the shareholders, and effectively the terms and conditions of the preferred stock were “deemed modified” and treated as an extinguishment (in accordance with ASC 470-50 and ASC 260-10-S99-2 for the disproportionate value received (the carrying value compared to the fair value received).

On September 1, 2022, Mr. Absher converted 8,600,000 Preferred Shares to 8,600,000 shares of the Company’s common stock. Pursuant to Rule 144, these 8,600,000 shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 8,600,000 preferred shares were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect. Accordingly, no preferred shares are issued and outstanding as of May 31, 2023. As noted in Note 9 Contingencies, however, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to preferred options and has attempted to convert preferred options into shares of preferred stock.

Common Stock and Warrants

As reported in our 8-K filed on September 23, 2022, on September 20, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 416,667 shares (the “Shares”) of its common stock together with warrants (the “Warrants”) to purchase up to 833,334 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $12.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $12.00, subject to adjustment. The private placement closed on September 23, 2022. The net proceeds to the Company from the Offering were $4,378,000.

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

A.G.P./Alliance Global Partners (the “Placement Agent” or "AGP") acted as the exclusive placement agent in connection with the Offering pursuant to the terms of a Placement Agent Agreement, dated September 20, 2022, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a fee equal to 7.0% of the aggregate gross proceeds from the Offering. In addition to the cash fee, the Company issued to the Placement Agent warrants to purchase up to 20,833 shares of common stock (5% of the number of shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period commencing six months from issuance, will expire four years from the effectiveness of a registration statement for the resale of the underlying shares, and have an initial exercise price of $13.20 per share.

On January 31, 2023, the Company filed a S-3 registration statement on Form S-3 for $100 million for the sale of up to $100 million of equity securities over a three year period. The SEC declared the S-3 effective on February 2, 2023. There is a limitation on the amount of funds that the Company can access under the baby shelf rules which is the value of a company’s public float if less than $75 million, The Company can only raise ⅓ of its float value over the previous 12-month period.

On January 31, 2023, the Company entered into an ATM Issuance Sales Agreement which was a part of the registration statement on Form S-3 and prospectus supplement. The at the market offering was for up to $8.2 million in shares of its common stock, could be sold from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the sales agreement with AGP. For the three and nine months ended May 31, 2023, the Company received net proceeds of $0.5 million and $2.0 million from the sale of 133,988 and 439,328 shares of the Company’s common stock, respectivily. On May 22, 2023, the Company terminated the ATM.

On May 17, 2021, the Company issued warrants to purchase up to an aggregate of 49,484 shares of our common stock, with an exercise price of $242.50 (the "Existing Warrants"). The Existing Warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a Warrant Exercise Agreement ("the Exercise Agreement") with the holder of the Existing Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 49,484 of its Existing Warrants (the "Investor Warrants") into shares of our common stock underlying such Existing Warrants (the "Exercised Shares"). To induce the Exercising Holder to exercise the Investor Warrants, the Exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $120.00 and (ii) provided for the issuance of a new warrant to purchase up to approximately 98,969 shares of our common stock (the “January 2022 Common Warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 Common Warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $155.00. The Exercise Agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $0.5 million of costs consisting of placement agent commissions and offering expenses payable by the Company. As a result of the warrant modification, which reduced the exercise price of the Existing Warrants, as well as the issuance of the January 2022 Common Warrants, the Company recorded approximately (i) $0.64 million for the increased fair value of the modified warrants; and (ii) $12.6 million as the fair value of the January 2022 Common Warrants on the date of issuance. We recorded approximately $5.5 million as issuance costs that offset the $5.5 million of additional paid-in capital the received for the cash exercise of the existing Warrants at the reduced exercise price, while the remaining $7.7 million was recorded as a deemed dividend on the unaudited condensed consolidated statements of operations, resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

During the three months ended May 31, 2022, certain prefunded warrant holders exercised their right to purchase 4,673,321 shares of the Company’s Common Stock at an exercise price of $0.0001 totaling $467, all of which was received by the Company in May 2022.

The following table summarizes the changes in the Company’s common stock and prefunded warrants for the period ended May 31, 2023.

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2022	522,786	7.2	47.99
Issued	854,166	6.3	12.02
Exercised	(124,203)	—	—
Warrants outstanding and exercisable, May 31, 2023	1,252,749	6.4	$35.68

The following table summarizes the Company’s warrants outstanding as of May 31, 2023:

	Warrants Outstanding	Weighted Average Life of Outstanding Warrants (In years)	Exercise price
September 2022 Common Warrants (Note 10)	833,334	6.3	$12.00
September 2022 Underwriter Warrants	20,833	3.9	13.20
July 2022 Common Warrants (Note 10)	348,408	7.1	26.00
Sep 2021Underwriter Warrants	3,762	5.9	175.00
May 2021Underwriter Warrants	2,474	3.0	243.00
October 2020 Common Warrants (1)	23,000	2.4	330.00
October 2020 Underwriter Warrants	2,000	2.4	330.00
May 2020 Common Warrants	12,776	2.0	540.00
May 2020 Underwriter Warrants	1,111	2.0	540.00
March 2020 Exchange Warrants	4,237	2.3	1,017.00
Amended March 2019 Warrants	663	0.8	4,000.00
March 2019 Services Warrants	34	0.8	7,000.00
June 2018 Warrants	63	0.5	9,960.00
June 2018 Services Warrants	54	0.5	9,960.00
	1,252,749	6.4	$35.68

(1) See Note 10 Subsequent Events as 5,000 of the 23,000 warrants had change in the exercise price to $1.50 per share.

Note 6: Stock Based Compensation

Employee Stock Option Plan Increase

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”) (each of which is exercisable into shares of common stock) (collectively, “Options”), or shares of common stock (“Share Grants”). On March 31, 2021, the Shareholders approved an increase in the number of shares of common stock issuable under the Plan from 2,500 to 30,000. On March 6, 2023, the shareholders approved an increase in the number of shares of common stock issuable under the Plan from 30,000 to 750,000. As of May 31, 2023, there are 749,997 shares available under the Plan.

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

Stock-based compensation expense was $0.2 million and $0.7 million for the three and nine months ended May 31, 2023, respectively. Stock-based compensation was approximately $0.3 million and $1.1 million of compensation expense for the three and nine months ended May 31, 2022, respectively.

The following table summarizes option activity for the nine months ended May 31, 2023.

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance outstanding as of August 31, 2022	11,753	8.1	$733.00
Forfeited	(1,750)	8.3	2.70
Balance outstanding expected to be exercisable as of May 31, 2023	10,003	7.2	$813.70

As of May 31, 2023, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.5 years for outstanding grants was $918,000. There was no intrinsic value for outstanding as of May 31, 2023.

The following table summarizes the vested options for the nine months ended May 31, 2023.

Options Vested	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2022	5,269	8.1	$1,146
Vested	2,290	7.7	442
Forfeited	(716)	8.1	293
Balance, May 31, 2023	6,843	7.4	$998

The following table summarizes information of all stock options outstanding as of May 31, 2023:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In Years)			(In Years)
$50.00 - 1,000.00	9,641	7.6	$453	6,483	7.1	$466
$1,001.00 - $4,000.00	20	6.3	1,895	19	6.0	1,896
$4,001.00 - $8,000.00	121	6.1	5,121	120	5.1	5,120
$8,001.00 - $12,000.00	101	5.2	10,298	101	4.1	10,298
$12,001.00 - $16,000.00	109	4.4	15,584	109	4.0	15,584
$16,001.00 - $39,160.00	11	4.4	39,160	11	4.0	39,160
	10,003	7.6	$814	6,843	7.4	$998

Note 7: Related Parties and Certain Directors and Officers

Director Compensation

Scott Absher

On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1M, effective January 1, 2022, and also approved the payment of a $0.5 million bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of August 31, 2022, Mr. Absher received payment of 50% of his bonus, or $0.3 million, in March 2022. Furthermore, as discussed in Note 5, Stockholders' Deficit on August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.8 million, in exchange for an option to receive $4.1 million Company Preferred Shares. The agreement settled, the deferred payment of his incremental base salary, his outstanding personal time off or PTO as of July 31, 2022, and the remaining 50% of his approved bonus. As of January 1, 2023, Mr. Absher's salary was adjusted back to the level applicable prior to the time of the adjustment effective January 1, 2022. Mr. Absher salary for the three months and nine months ended May 31, 2023 was $0.2 million and $0.6 million, respectively. Mr. Absher salary for the three months and nine months ended May 31, 2022 was $0.4 million and $0.8 million, respectively. Accrued salary as of May 31, 2023 and August 31, 2022 was $0.3 million and $0.8 million, respectively.

Amanda Murphy

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received salary compensation of $0.3 million for Fiscal 2022, respectively. On October 22, 2021, our Board approved the promotion of Ms. Murphy to the position of Chief Operating Officer, as well as an increase in her annual salary to $0.5 million, all of which were effective January 1, 2022. As of August 31, 2022, Ms. Murphy has deferred payment related to her salary increase of approximately $0.2 million. The deferred payment salary is recorded in the accrued liabilities on the condensed consolidated balance sheets. As of January 1, 2023, Ms. Murphy's salary was adjusted back to the level applicable prior to the time of the adjustment effective January 1, 2022. Ms. Murphy salary for the three months and nine months ended May 31, 2023 was $66,000 and $0.5 million, respectively. MS Murphy salary for the three months and nine months ended May 31, 2022 was $66,000 and $0.2 million, respectively. Accrued salary as of May 31, 2023 was $0.3 million.

J. Stephen Holmes

J. Stephen Holmes formerly served as a non-employee sales manager, advisor to and significant shareholder of the Company. The Company incurred $0.8 million in professional fees for services provided by Mr. Holmes during Fiscal 2021. On October 22, 2021, the Company severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company, see Note 5, Stockholders’ Deficit and Note 9, Contingencies.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was hired by the Company as Deputy General Counsel – Special Projects, for an annual salary of $0.2 million. Mr. Absher's compensation for the three and nine month period ending May 31, 2023, was $60,000 and $0.2 million, respectively. His compensation for the three and nine month period ending May 31, 2022, was $60,000 and $0.1 million, respectively.

David May, a member of our business development team, is the son-in-law of Mr. Absher. Mr. May's compensation for the three month and nine month period ending May 31, 2023, was $38,000 and $0.1 million, respectively. His compensation for the three and nine month period ending May 31, 2022, was $43,000 and $0.1 million, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. Mr. Eastvold received compensation of approximately $56,000 and $0.2 million for the three and nine months ended May 31, 2023, respectively. His compensation remained the same for the three and nine month period ending May 31, 2022.

Jason Absher, a member of the Company's business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher's compensation for the three month period and nine month period ending May 31, 2023, was $30,000 and $90,000 respectively, His compensation for the three month period and nine month period ending May 31, 2022 remained the same.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Woods, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received compensation for the three and nine month period ending May 31, 2023, of $56,000 and $0.2 million, respectively. Compensation as a group for these individuals for the three month period and nine month period ending May 31, 2022 was $53,000 and $0.2 million, respectively.

The Company has accrued stock-based compensation related to shares of common stock to be issued for services provided by three directors. Stock-based compensation expense for the three months ended May 31, 2023 and May 31, 2022 was $0.2 million and $0.3 million, respectively. Stock-based compensation expense for the nine months ended May 31, 2023 and 2022 was $0.7 million and $1.1 million, respectively. The Company has agreements with three directors to receive shares of common stock was valued at $0.1 million per year. No shares of common stock have been issued as of August 31, 2022 and May 31, 2023, respectively. As of May 31, 2023, there are 59,040 shares of common stock to be issued to directors.

As of May 31, 2023 and August 30, 2022, the Company has accrued $0.7 million and $0.6 million, respectively for stock-compensation related to shares to be issued for services to certain directors.

Note 8: Commitments

Operating Leases & License Agreements

Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $57,000. The Company has not made payments under the lease agreement since June 2022, see Note 9 Contingencies related to the legal case with the litigation with the landlord, Courvoisier Centre.

On October 1, 2020, the Company entered into a non-cancelable 64-month lease for industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $35,000.

On June 7, 2021, the Company entered into a non-cancelable sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that the Company anticipates using for its sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease. Monthly rent expense under this lease is approximately $27,000.

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

On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs, see Note 9, Contingencies. As a result of the abandonment, the Company evaluated the ROU assets for impairment as of August 31, 2022, and recorded an impairment charge of $3.9 million, within the impairment loss line item for the year ended. Furthermore, the Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 million, included within accrued expenses of the consolidated balance sheets as of May 31, 2023 and August 31, 2022, respectively.

The components of lease expense are as follows:

	Three Months Ended May 31, 2023	Nine Months Ended May 31, 2023
Operating Lease Cost	$260,000	$824,000

Future minimum lease and licensing payments under non-cancelable operating leases as of May 31, 2023, are as follows:

Minimum lease commitments
2024	$1,047,000
2025	1,081,000
2026	928,000
2027	694,000
2028	403,000
Thereafter	225,000
Total minimum payments	4,378,000
Less: present value discount	508,000
Lease liability	3,870,000

Weighted-average remaining lease term - operating leases (months)	49
Weighted-average discount rate	5.54%

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

The registration statement and prospectus covering the IPO of IHC, was declared effective by the SEC on October 19, 2021, and IHC units (the “IHC Units”), consisting of one share of common stock and an accompanying warrant to purchase one share of IHC common stock, began trading on the NYSE on October 20, 2021. The IHC IPO closed on October 22, 2021, raising gross proceeds for IHC of $115 million. In connection with the IHC IPO, the Company purchased, through its wholly owned subsidiary, 4,639,102 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4.6 million. Each private placement warrant was exercisable to purchase one whole share of common stock in IHC at $11.50 per share. Inasmuch as IHC was dissolved on November 14, 2022, and the Trust released all the redemption funds to shareholders on December 1, 2022, effectively liquidating the Trust Account, (See Note 4: Special Purpose Acquisition Company ("SPAC") Sponsorship), the private placement warrants have been deemed worthless.

The investment amounts set forth above do not include loans that the Company's subsidiary, ShiftPixy Investments, Inc., has extended to IHC in an amount not to exceed $0.5 million, in its role as sponsor. Nor do they include sums advanced by the Company to IHC to enable it to conduct its activities. As of May 31, 2023, the Company had advanced, through its wholly owned subsidiary, an aggregate of approximately $0.9 million to the SPACs for payment of various expenses in connection with the SPAC IPOs, principally consisting of SEC registration, legal and auditing fees. The Company previously disclosed that it anticipates that the SPAC will repay these advanced expenses from when its IBC is completed. As of May 31, 2023, the Company had an outstanding balance of $0.7 million from advances, which are considered uncollectible with the dissolution of IHC.

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

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit, on behalf of himself and other similarly situated individuals in the Eighth Judicial District Court for the State of Nevada, Clark County, naming the Company and its client as defendants, and alleging violations of certain wage and hour laws. The Company denies any liability. Discovery is proceeding in the case, and no trial date has been set. Even if the plaintiff ultimately prevails, the potential damages recoverable will depend substantially upon whether the Court determines in the future that this lawsuit may appropriately be maintained as a class action. Further, in the event that the Court ultimately enters a judgment in favor of the plaintiff, the Company believes that it would be contractually entitled to be indemnified by its client against at least a portion of any damage award.

Everest Litigation

On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $0.6 million, which demand has since increased to approximately $1.6 million. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a cross-claim against the third party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Everest subsequently filed a complaint against Gallagher Bassett in New Jersey. Discovery proceeded in the cases, and the California Court set a trial date in the Everest case of August 8, 2023, while no trial date has been set in either of the related Illinois or New Jersey cases, which are in preliminary stages. Mediation in the matter was conducted on December 14, 2022, and the matter was kept open until further notice as the parties endeavored to settle the case. As noted below in Note 10: Subsequent Events, on or about June 28, 2023, the Company entered into a confidential settlement agreement with Everest National Insurance Company and Gallagher Bassett, resolving the litigation amongst the parties. The Company accrued for the settlement as of May 31, 2023.

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

Vensure Litigation

On September 7, 2021, Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, filed a complaint against the Company in the Court of Chancery of the State of Delaware asserting claims arising from the Asset Purchase Agreement (the “APA”) governing the Vensure Asset Sale described above. The APA provided for Vensure to purchase, through its wholly owned subsidiary, certain of the Company’s assets for total consideration of $19 million in cash, with $9.5 million to be paid at closing, and the remainder to be paid in 48 equal monthly installments (the “Installment Sum”). The Installment Sum was subject to certain adjustments to account for various post-closing payments made by the parties, and the APA provided for the following procedure to determine the final amount of the Installment Sum: (i) Within 90 days of the effective date, Vensure was required to provide the Company with a “Proposed Closing Statement”, which must detail any adjustments; (ii) Within 30 days of its receipt of Vensure’s Proposed Closing Statement, the Company had the right to challenge any of the proposed adjustments contained therein; and (iii) If the Company disputed Vensure’s Proposed Closing Statement, a 30-day period ensued for the parties to attempt to resolve the dispute, with the Company entitled to examine “such Books and Records of [Vensure] as relate to the specific items of dispute.”

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

Employee Retention Tax Credit (“ERTCs”) Claims

The Company has filed various ERTCs claims with the IRS on behalf of its clients that have otherwise failed to obtain the related benefits afforded to them pursuant to the filing of Form 7200—the time for the filing of which has expired. To date, the Company has received ERTCs amounting to $1,152,000, and based on pending claims submissions, it expects to receive an additional $2,985,000, for a total of $4,137,000 in ERTCs submitted to date. In addition, the Company anticipates filing additional ERTCs claims as clients continue to request that the Company complete the submission thereof to the IRS. Because of the Company’s currently existing payroll tax liability, the Company presently receives ERTCs from the IRS in the form of a credit to the Company’s outstanding payroll tax liability. The Company is not presently able to remit the ERTCs to its clients and plans to offer its clients restricted shares of the Company’s common stock in payment of the ERTCs applicable to such clients. If a client rejects the payment of its respective ERTCs in the form of the restricted shares of the Company’s common stock as proposed by ShiftPixy, such client may seek to enforce its rights to recover its ERTCs by filing lawsuits against the Company.

Note 10: Subsequent Events

On June 5, 2023, the Company received a letter (the “Nasdaq Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), which notifies the Company that it does not presently comply with Nasdaq’s Listing Rule 5550(b)(2), which requires that the Company maintain a Market Value of Listed Securities (“MVLS”) of $35 million, and that the Company does not otherwise satisfy the requirements of Listing Rules 5550(b)(1) or 5550(b)(3). The Staff calculates MVLS based upon the most recent Total Shares Outstanding (TSO), multiplied by the closing bid price. The Nasdaq Letter does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company has 180 calendar days from the date of the Nasdaq Letter (the “Compliance Period”) to regain compliance. If at any time during the Compliance Period the Company’s MVLS closes at $35 million or more for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance, and this matter will be closed. If the Company does not achieve compliance within the Compliance Period, it will receive written notice from Nasdaq that its securities are subject to delisting, which is a determination that the Company could appeal to the Nasdaq Hearings Panel.

On or about June 28, 2023, the Company entered into a confidential settlement agreement with Everest National Insurance Company and Gallagher Bassett, resolving the litigation amongst the parties, see Note 9: Contingencies. The Company has accrued for this settlement as of May 31, 2023.

On July 12, 2023, the Company priced a “best efforts” public offering for the sale by the Company of an aggregate of 1,166,667 shares of common stock, 900,000 pre-funded warrants, and 2,066,667 common warrants. The public offering price was $1.50 per share and accompanying common warrant, or $1.4999 per pre-funded warrant and accompanying common warrant. The pre-funded warrants are exercisable immediately, may be exercised at any time until all of the pre-funded warrants are exercised in full, and have an exercise price of $0.0001.  The common warrants are exercisable immediately for a term of five years and have an exercise price of $1.50 per share. 1,100,000 shares, 900,000 pre-funded warrants and 2,000,000 common warrants under the offering were sold pursuant to a securities purchase agreement with an investor. A.G.P./Alliance Global Partners acted as placement agent for the offering and received a fee of 7% of the gross proceeds and reimbursement of $75,000 of expenses. The total estimated offering expenses were approximately $0.6millon and net proceeds of approximately $2.5 million. The offering closed on July 14, 2023. Effective upon closing of the offering, the exercise price of outstanding warrants the Company issued to an investor in 2020 and 2022 was reduced to $1.50 per share, subject to further adjustment as provided in the warrants, pursuant to a warrant amendment the Company entered into with the investor. The change in the exercise price will result in a non-cash warrant modification expense for the three months ended August 31, 2023.

Management has evaluated events that have occurred subsequent to the date of these financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with ASC Topic 855, "Subsequent Events."

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

The risks and uncertainties the Company currently face are not the only ones we will face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that that the Company currently believe are immaterial to our business. In addition, the Company cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our business, operating results, liquidity and financial condition could be materially affected in an adverse manner as a result of these risks.

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

For most of the fiscal year ending August 31, 2022, and continuing through the nine months ended May 31, 2023, the Company's primary focus was on clients in the restaurant and hospitality industries, (market segments typically characterized by high employee turnover and low pay rates), and healthcare industries typically employing specialized personnel that command higher pay rates. The Company believes that these industries are better served by our HRIS platform and related mobile application, which provide payroll and human resources tracking for our clients, and which we believe result in lower operating costs, improved customer experience and revenue growth acceleration. California continued to be our largest market during the three-months ended May 31, 2023, accounting for approximately 33.1% of our gross billings. Washington and New Mexico represented our other significant markets during the three-months ended May 31, 2023, representing approximately 28.4% of our total gross billings. For the nine-months ended May 31, 2023, California represented 42.5% of our gross billings with Washington and New Mexico accounting for approximately 24.7% of our gross billings. Our other locations did not contribute revenue to a material degree. All of our clients enter into client services agreements ("CSAs") with us or one of our wholly owned subsidiaries.

The Company's business focus during the fiscal year ending August 31, 2022, and continuing into the quarter ending May 31, 2023, was to complete our HRIS platform and to expand that platform to position the Company for rapid billings growth as well as to expand our product offerings to increase our monetization of our payroll billings. Now we believe that our HRIS platform is at completion stage and our IT development cost has started to stabilize with a significant cost reduction year over year, we are focused in the maintenance and minor functionality improvements to keep our technology at a top level of excellence in functionality. To that end, we identified and began to execute on various growth strategies, and expect that our execution of these strategies, if successful, will yield significant customer growth driven by widespread adoption of our technology offerings, which we believe represents a substantial value proposition to our clients as a valuable source of agile human capital business intelligence.

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

Critical Accounting Estimates and Policies

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company's Annual Report for a complete listing of the critical accounting estimates. Below summarizes a few significant accounting policies for your reference.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of May 31, 2023 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our unaudited consolidated financial statements:

•

Assumption as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business;

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

ShiftPixy’s business development plan offers immediate solutions to critical workflow challenges for human capital acquisition, talent management, labor force retention, worker supply chain disruptions, and runaway hiring costs. ShiftPixy’s continuous improvement of its client and candidate experience elevates engagement and satisfaction for neglected contingent and temporary workers. The completion of the Company’s current sales growth strategy is expected by management to create one of the largest employers in the U.S. and build the fastest growing flexible labor force to meet the demands of a fast-changing human capital market while ushering significant enterprise value creation and recurring revenue growth for our shareholders.

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

The Company anticipates that it will spin off Labs and have them as a client to use our HRIS platform providing the access to fulfill their workforce needs.

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

For the three and nine months ended May 31, 2023 and May 31, 2022, primarily all the recorded in the discounted operations as disclosed in the accompany unaudited condensed statements of operations. The claims estimate increases relating to loss reserves activity for the legacy Sunz and Everest programs. These claims estimates are the subject of ongoing litigation with our former workers’ compensation insurance providers, Sunz and Everest, as described in Note 9, Contingencies, above. We are currently re-evaluating our workers’ compensation liability estimates under our legacy Sunz and Everest programs.

Following the close of the period ended May 31, 2023, the Everest matter was liquidated.  See Note 9, Contingencies, Everest Litigation and Sunz Litigation, and Note 10 Subsequent Events.

Vensure Asset Sale Note Receivable Reconciliation

On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant which the assignment of client contracts significantly impacted the Company’s quarterly revenue as of November 30, 2019, including 100% of the Company's existing PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years. In the Company's third quarter of Fiscal 2022 we recorded an asset impairment to adjust the net realizable value of the long-term note receivable to zero. As of May 31, 2023, Vensure and the Company were engaged in litigation regarding the amount owed to the Company pursuant to the Note Receivable, as described in Note 9, Contingencies.

Results of Operations

The following table summarizes the condensed consolidated results of our operations for the three and nine months ended May 31, 2023 and May 31, 2022.

	For the Three Months Ended		For the Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenues (See Note 2)	$3,988,000	$9,643,000	$13,833,000	$29,021,000
Cost of revenues	3,788,000	9,039,000	12,623,000	27,782,000
Gross profit	200,000	604,000	1,210,000	1,239,000

Operating expenses:
Salaries, wages, and payroll taxes	2,621,000	3,254,000	7,477,000	10,796,000
Professional fees	752,000	2,680,000	2,817,000	6,094,000
Software development	50,000	4,291,000	229,000	6,525,000
Depreciation and amortization	148,000	133,000	447,000	386,000
General and administrative	3,074,000	2,967,000	6,609,000	7,718,000
Total operating expenses	6,645,000	13,325,000	17,579,000	31,519,000

Operating loss	(6,445,000)	(12,721,000)	(16,369,000)	(30,280,000)

Other (expense) income:
Interest expense	(550,000)	(1,000)	(1,007,000)	(2,000)
Other income	—	27,000	536,000	43,000
SPAC offering costs	—	—	—	(515,000)
Total other expense	(550,000)	26,000	(471,000)	(474,000)
Net loss from continuing operations	(6,995,000)	(12,695,000)	(16,840,000)	(30,754,000)

Loss from discontinued operations, net of tax	(460,000)	(132,000)	(1,267,000)	(283,000)
Non-controlling interest	—	—	(540,000)	—
Net loss attributable to Shift Pixy, Inc.	$(7,455,000)	$(12,827,000)	$(18,647,000)	$(31,037,000)
Preferred stock preferential dividend and deemed dividend from changes in fair value from warrant modification	—	—	(127,145,000)	—
Deemed dividend from change in fair value from warrants modification	—	$—	$—	$(7,731,000)
Net loss attributable to common shareholders	$(7,455,000)	$(12,827,000)	$(145,792,000)	$(38,768,000)

Net loss per share, basic and diluted
Continuing operations - basic and diluted	$(0.70)	$(33.08)	$(14.84)	$(101.72)
Discontinued operations - basic and diluted	(0.05)	(0.34)	(0.13)	(0.75)
Net loss per common share – basic and diluted	$(0.75)	$(33.42)	$(14.97)	$(102.47)

Weighted average common shares outstanding – basic and diluted	10,057,177	383,726	9,739,578	378,349

We report our revenues as gross billings, net of related direct labor costs for the Company's EAS/HCM clients and revenues without reduction of labor costs for staffing services clients.

The following table presents certain information related to the gross profit components in thousands, (unaudited):

	For the Three Months Ended		For the Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Gross Billings for HCM	$8,335	$13,924	$30,696	$39,356
Gross Wages for HCM	(8,224)	(12,190)	(29,175)	(35,304)
Total Net Revenue for HCM	111	1,734	1,521	4,052
Revenue for Staffing	3,877	7,909	12,312	24,969
Total Net Revenues (in thousands)	$3,988	$9,643	$13,833	$29,021
Increase (Decrease), Quarter over Quarter (in thousands)	(5,655)	7,500	(15,188)	14,600
Percentage Increase (Decrease), Quarter over Quarter	(58.6)%	375.0%	(52.3)%	101.4%

Cost of Revenues (in thousands)	$3,788	$9,039	$12,623	$27,782
Increase (Decrease), Quarter over Quarter (in thousands)	(5,251)	(9,000)	(15,159)	13,800
Percentage Increase (Decrease), Quarter over Quarter	(58.1)%	(9.1)%	(54.6)%	98.6%

Gross Profit (in thousands)	$200	$604	$1,210	$1,239
Increase (Decrease), Quarter over Quarter (in thousands)	(404)	1,000	(29)	800
Percentage Increase (Decrease), Quarter over Quarter	(66.9)%	(250.0)%	(2.3)%	200%
Gross Profit Percentage	5.0%	6.3%	8.7%	4.1%

Three months ended May 31, 2023 as compared to the three months ended May 31, 2022

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

Net Revenues decreased approximately $5.7 million from $9.6 million to $4.0 million and for the three months ended May 31, 2023. This decrease is related to the loss of clients during the end of Fiscal 2022 due to executives who focused their time on the SPAC which its impact is fully reflected in the second quarter of Fiscal 2023. The Company expected clients from the SPAC transaction.

Cost of Revenues includes the Company's costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the three months ended May 31, 2023, decreased by $5.3 million to $3.8 million from $9.0 million for the three months ended May 31, 2022. This decrease is related to the loss of clients during the end of Fiscal 2022, for which its impact is fully reflected in the second quarter of Fiscal 2023.

Gross Profit for the three months ended May 31, 2023 was $0.2 million compared to a gross profit of $0.6 million or 5.0.% for the three months ended May 31, 2022. The decrease correlates with the decrease in gross wages due to the loss of clients previously mentioned and the mix of clients for the change in gross profit percentage.

Operating expenses decreased for the three months ended May 31, 2023, by $6.7 million, compared to the three months ended May 31, 2022. The components of operating expenses change for such periods are as follows:

Salaries, wages and payroll taxes decreased for the three months ended May 31, 2023, by approximately $0.6 million, as compared to the three months ended May 31, 2022. The decrease is directly related to the reduction in employees during the Fiscal 2022, including C-suite salary employees. The Company experience a reduction of approximately 14 employees when compared period over period or a reduction from 82 employees as of May 31, 2022 to 68 corporate employees as of May 31, 2023.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. professional fees for the three months ended May 31, 2023, decreased by $1.9 million, compared to three months ended May 31, 2022. The decrease is directly related to the ceased operations of our sponsored SPAC for which the Company is no longer incurring expenses. In addition, the company experienced a decrease in legal fees of $0.5 million.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $4.2 million for the three months ended May 31, 2023, respectively, compared to the three months May 31, 2022. The decrease is related to the reduction of external IT consultants as the application was essentially completed during the second half of Fiscal 2022. In addition, the company recorded a $4.0 million charge related to an impairment of a software asset. This transaction is related to a legal dispute noted in our legal support documentation.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, stock- based compensation, travel and entertainment, and other general business expenses. General and administrative expenses for the three months ended May 31, 2023, increased by $0.2 million, compared to the three months ended May 31, 2022. The increase is related to reduced short-term leases, travel & entertainment, insurance and miscellaneous expense being offset in part by a $1.0 million increase in expense from penalties related to payroll obligations owed to the Internal Revenue Service "IRS" and state taxing authorities.

Other income for the three months ended May 31, 2023 was zero compared to $0.03 million for the three months ended May 31, 2022. The decrease is due to the elimination of the IHC SPAC.

Interest expense primarily consist of the Company's obligation to the IRS and state tax authorities based upon its unpaid payroll liabilities. . Interest expense for the three months ended May 31, 2023 was $0.6 million compared to May 31, 2022.

Nine months ended May 31, 2023 as compared to nine months ended May 31, 2022

Net Revenues decreased $15.2 million from $29.0 million to $13.8 million for the nine months ended May 31, 2023. this decrease is predominantly due to the decrease in net wages related to the loss of a few clients during the end of Fiscal 2022, for which its impact is fully reflected in the nine months ended May 31, 2023.

Cost of Revenues includes the Company's costs associated with employer taxes, workers’ compensation insurance premiums, and the gross wages paid for our staffing clients. Cost of revenues for the nine months ended May 31, 2023, decreased by $15.0 million to $12.8 million from $27.8 million for the nine months ended May 31, 2022. The decrease correlates with the decrease in our gross wages.

Gross Profit was $1.1 million or 7.5% for the nine months ended May 31, 2023 as compared to a gross profit of $1.2 million or 4.1% for the nine months May 31, 2022 due to lower gross wages for the nine months ended May 31, 2023 and the mix of clients for the change in gross profit.

Salaries, wages and payroll taxes decreased for the nine months ended May 31, 2023, by approximately $3.3 million, as compared to May 31, 2022. The decrease is primarily attributable to the significant reduction in employee head count through all departments.

Professional fees consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees for the nine months ended May 31, 2023, decreased by $3.3 million, compared to May 31, 2022. The decrease is directly related to the ceased operations of our sponsored SPAC for which the Company is no longer incurring expenses.

Software development consists of costs associated with research and development outsourced to third parties. Software development costs decreased by $6.3 million, for the nine months ended , respectively, compared to the nine months May 31, 2022. The decrease is related to a reduction in the number of external IT consultants as the application was substantially completed during the second half of Fiscal 2022. In addition, the company recorded an impairment related to a Software asset of $4.0 million in Q3 2022. This impairment is related to a legal dispute discussed within our legal support documentation.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, penalties, stock- based compensation, travel and entertainment, and other general business expenses. General and administrative expenses for the nine months ended May 31, 2023, decreased by $0.7 million, compared to May 31, 2022. Increased expenses in FYE 2023 for penalties related to outstanding payroll tax liabilities owed to the IRS and states taxing for approximately $1.4 million, offset expense reductions in insurance, rent, other short-term leases and miscellaneous expense.

Other income for the nine months ended May 31, 2023 was $0.1 million compared to $0.04 million for the nine months ended May 31, 2022. The increase is related to the deconsolidation of IHC along with a small balance related to the company credit card award program.

Interest expense primarily consist of the Company's obligation to the IRS and state tax authorities based upon its unpaid payroll liabilities. Interest expense for the nine months ended May 31, 2023 was $1.0 million as compared to the nine months ended May 31, 2022 which was $2,000.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	For the Nine Months Ended
	May 31, 2023	May 31, 2022
Net cash used in operations activities	$(6,392,000)	$(13,380,000)
Net cash provided by (used in) investing activities	117,131,000	(117,265,000)
Net cash (used in) provided by financing activities	(111,213,000)	129,516,000
Net increase in cash	(474,000)	(1,129,000)
Cash - beginning of period	618,000	1,199,000
Cash - end of period	$144,000	$70,000

Operating Activities

Cash used in operations for the nine months ended May 31, 2023 was $6.5 million, primarily consisting of a net loss from continuing operations of $18.6 million, a decrease in accounts receivable and workers compensation payable of $0.8 million, offset by accounts payable and accrued expenses of $1.0 million, decrease in accounts receivable of $0.5 million, a decrease in workers compensation of $0.4 million offset by an increase in payroll related liabilities of $8.3 million, an increase in non-cash expenses of $1.5 million and impairment loss of $4.0 million.

Cash used in operations of ShiftPixy, Inc for the nine months ended May 31, 2022 was $10.3 million primarily consisting of the net loss of $18.1 million, a decrease in workers compensation of $0.5 million, a decrease in prepaid and other current assets of $0.6 million, offset by an increase in payroll related liabilities of $3.3 million, an increase in accounts payable and accrued expenses of $3.1 million, an increase in non-cash expenses of $1.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2023, was $117.1 million from the redemption of IHC Trust Account of $117.2 million and from the purchase of fixed asset of $0.3 million. Net cash used investing activities for the nine months ended May 31, 2022, was $129.5 million which was from an investment of $116.7 million from the proceeds of the initial public offering into the IHC Trust Account, proceeds from a private placement of and for the purchase fixed assets of $0.5 million.

Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2023, was $111.2 million which was from the net proceeds of $4.4 million related to a private placement, $2.0 million from the net proceeds of an ATM offering and $117.6 million payment to IHC shareholders. Net cash provided by financing activities for the nine months ended May 31, 2022 was $129.5 million, primarily from the net proceeds of $116.7 million for an initial public offering of IHC, $11.0 million from the net proceeds from two private placements, $5.4 million net proceeds from common stock issued on exercised warrants and payment of $3.5 million of SPAC related offering cost.

Liquidity and Capital Resources

As of May 31, 2023, the Company had cash of $0.1 million and a working capital deficit of $41.7 million. During the nine months ended May 31, 2023, the Company used approximately $16.5 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $211.4 million. As of May 31, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS. The Company has been in communication with the IRS regarding amounts owing in relation to Employee Retention Credits due. In addition, some clients have filed suits against the Company, demanding that the Company take action to file for additional Employee Retention Credits for certain tax periods. Until the matter is concluded, and the taxes are paid, the IRS could, subject to its standard processes and the Company’s rights to respond, implement collection actions, including such actions as levying against Company bank accounts, to recover the amounts that it calculates to be due and owing.

Historically, the Company's principal source of financing has come through the sale of the Company's common stock, including in certain instances, warrants and issuance of convertible notes.

On May 23, 2023, the Company filed a registration statement on Form S-1, providing for the sale of shares of the Company's common stock on a firm commitment basis, underwritten by Titan Partners Group LLC, a division of American Capital Partners, LLC ("Titan"). On June 7, 2023, the Company filed an amendment to the registration statement, on Form S-1/A, providing for the sale of 4,566,210 shares of our common stock, par value $0.0001 per share at an assumed public offering price of $2.19 per share, pursuant to an underwriting agreement with Titan. The commitment was not consummated by Titan, and on June 30, 2023, the Company filed an amendment to the registration statement, on Form S-1/A, providing for the sale on a best efforts basis of up to $10.0 million of shares of our common stock, par value $0.0001 per share, together with common warrants to purchase up to 4,926,108 shares of common stock, pursuant to a Placement Agent Agreement with AGP.

On January 31, 2023, the Company filed a registration statement on Form S-3 and related prospectus for the sale of up to $100 million of the Company's equity securities via a "shelf" or "at-the-market" ("ATM") sales mechanism over a three-year period. The registration statement also included a prospectus supplement providing for the sale of up to $8,187,827 of the Company's shares of common stock, which the Company proposed to effect pursuant to an ATM Issuance Sales Agreement ("Sales Agreement") executed with A.G.P./Alliance Global Partners (the “Agent” or "AGP"). Under the Sales Agreement, the Company's shares of common stock could be sold from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the Sales Agreement with AGP. The ATM was scheduled to expire on January 31, 2026. For the nine-months ended May 31, 2023, the Company received $2.4 million in gross proceeds ($2.0 million, net of costs) from the sale of 439,429 shares of the Company’s common stock. On May 22, 2023, the Company terminated the Sales Agreement and concluded the ATM. There is a limitation on the amount of funds that the Company can access under the baby shelf rules which is the value of a company’s public float if less than $75 million, The Company can only raise ⅓ of its float value over the previous 12-month period.

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

The Company expects to raise capital from additional sales of its securities during this fiscal year either through its ATM, registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. There can be no assurance that we will meet the requirements to be able to sell securities on terms that the Company is seeking. Management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, could alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date these financials are available (especially when considering the absence of any funded debt outstanding on its balance sheet). If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These unaudited condensed consolidated financial statements do not include any adjustments for this uncertainty. Therefore, management has concluded that Company that there is substantial doubt its ability to continue as a going concern for the next twelve months.

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

Our revenue recognition policy differs for our EAS/HCM and staffing clients and is dependent on the respective CSA applicable to each client. During Fiscal 2021, some of our EAS clients migrated to a staffing CSA. Our policy is to report revenues as gross billings, net of related direct labor costs, for our EAS/HCM clients, and revenues without reduction for labor costs for staffing clients. For the three months ended May 31, 2023, our gross billings from HCM and staffing services totaled approximately $8.3 million and $3.0 million (total of $12.1 million), representing 68% and 32% of our gross revenue, respectively. For the nine months ended May 31, 2023, our gross billings from HCM and staffing services totaled approximately $30.7 million and $11.8 million (total of $42.5 million), representing 72% and 28% of our gross revenue, respectively. For the three and nine months ended May 31, 2022, our gross billings from HCM and staffing services totaled approximately $13.9 million and $8.7 million (total of $22.6 million) and $39.4 million and $25.8 million (total of $65.2 million), respectively.

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

Reconciliation of GAAP to Non-GAAP Measure

Gross Billings to Net Revenues

The following table presents a reconciliation of our Gross Billings (unaudited) to Revenues:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
($ in thousands)	2023	2022	2023	2022
Gross Billings	$12,144	$22,628	$42,524	$65,198
Less: Adjustment to Gross Billings	(8,156)	(12,985)	$(28,691)	$(36,177)
Revenues	$3,988	$9,643	$13,833	$29,021

The following table provides the key revenue and our primary gross profit driver used by management (unaudited).

	For the Three Months Ended May 31,		For the Nine Months Ended
	2023	2022	2023	2022
Administrative Fees (in thousands)	$433	$461	$1,065	$1,404
Increase (Decrease), Quarter over Quarter (in thousands)	$(28)	100	$(340)	$313
Percentage Increase (Decrease), Quarter over Quarter	(6.1)%	15.8%	(24.2)%	28.7%
Administrative Fee % of Gross Billings	4.2%	2.0%	2.9%	2.2%

Average WSEs	1,600	3,000	2,000	3,000
Average Gross Billings per Average WSE	$7,590	$7,543	$21,300	$21,733

Average Active WSEs totaled approximately 1,600, decreased for the three months ended May 31, 2023, as compared to 3,000 WSEs for three months ending May 31, 2022 due to the decrease in net revenue was due to loss of clients. Average Active WSEs totaled approximately 2,000, decreased for the nine months ended May 31, 2023 as compared to 3,000 WSEs for nine months ending May 31, 2022 was due the decrease in net revenue was due to loss of clients.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of May 31, 2023, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2022, as amended by Forms 10-K/A, and which the Company determined continued to exist as of May 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to various legal actions, in addition to the contingencies noted above in Note 9: Contingencies to the accompanying financial statements, arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K and Forms 10-K/A for the fiscal year ended August 31, 2022 (“Fiscal 2022”), filed with the SEC on December 13, 2022, December 14, 2022, February 3, 2023 and February 9, 2023, respectively, except as noted in Note 9: Contingencies to the accompanying financial statements.

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

In addition, we note that our President, CEO and director, Scott W. Absher, currently owns approximately 85.1% of the issued and outstanding shares of the Company’s common stock; accordingly, he may be deemed to control the Company as a result of his voting power and otherwise has significant influence over the voting matters of the shareholders of the Company’s common stock, including but not limited to the power to elect directors and approve other actions that require stockholder approval. Notwithstanding Mr. Absher's share ownership percentage, no action has been taken to seek the Controlled Company Exemption available under Nasdaq Listing Rule 5615(c)(2). If the Company were to seek Controlled Company status, (a) we would not be required to comply with certain governance requirements set forth in the listing standards, including requiring a majority of independent Directors on our Board, the determination of the compensation of our executive officers solely by independent Directors, and the recommendation of nominees for Director solely by independent Directors, and (b) as a result, the Company’s stockholders would not have certain of the same protections as a stockholder of other publicly-traded companies, and the market price of the Company’s common stock could be adversely affected. The concentration of ownership with respect to the Company’s common stock also results in there being a limited trading volume, which may make it more difficult for stockholders to sell their shares and increase the price volatility of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101*	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

DATE: July 17, 2023	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

DATE: July 17, 2023	By:	/s/ Douglas Beck
Douglas Beck
Principal Financial Officer

