Form 10-K
period 2023-08-31
ShiftPixy, Inc.
filed 2023-12-14
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

SEC File No. 024-10557

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 NW 25th Street, Miami FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (888) 798-9100

Securities to be registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	Trading Symbol(s)	The NASDAQ Stock Market LLC
Title of each class registered	PIXY	Name of each exchange on which each class is registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. §7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐   No ☒

As of February 28, 2023, the aggregate market value, based on the Nasdaq quoted closing price of $122.64 of the common stock held by non-affiliates of the registrant was approximately $7.0 million.

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value, was 5,397,698 shares as of December 11, 2023.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	New York, NY	(PCAOB NO 688)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K ("Form 10-K"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that ShiftPixy, Inc. (referred to throughout this Form 10-K as “we,” “us,” “our,” the “Company” or “ShiftPixy”), expects or anticipates will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue and operating expenses;

•	our ability to achieve and grow profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	our predictions about industry and market trends;

•	our ability to expand successfully internationally;

•	our ability to manage effectively our growth and future expenses, including our growth and expenses associated with our sponsorship of various special purpose acquisition companies;

•	our estimated total addressable market;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to be successful in defending litigation brought against us and

•

our ability to pay the outstanding delinquent payroll taxes, including penalties and interest. If the IRS or states and local jurisdictions  pursues collection efforts beyond what the Company can afford to pay, the IRS can freeze our bank accounts and the Company may be forced to file for bankruptcy.

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

PART I

Item 1. Business

Company Information

We were incorporated under the laws of the State of Wyoming on June 3, 2015. Our principal executive office is located at 4101 NW 25th Street, Miami, FL 33142, and our telephone number is (888) 798-9100. Our website address is www.shiftpixy.com. Our website does not form a part of this Form 10-K and listing of our website address is for informational purposes only.

Business Overview

We are a human capital management ("HCM") platform. We provide payroll and related employment tax processing, human resources and employment compliance, employment related insurance, and employment administrative services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll. The level of our administrative fees is dependent on the services provided to our clients, which ranges from basic payroll processing to a full suite of human resources information systems ("HRIS") technology. Our primary operating business metric is gross billings, consisting of our clients’ fully burdened payroll costs, which includes, in addition to payroll, workers’ compensation insurance premiums, employer taxes, and benefits costs.

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

Figure 1

We have built our business on a recurring revenue model since our inception in 2015. Our focus has been to monetize a traditional staffing services business model, coupled with developed technology, to address underserved markets containing predominately lower wage employees with high turnover, including the light industrial, food service, restaurant, and hospitality markets.

Our primary focus was on clients in the restaurant and hospitality industries, market segments traditionally characterized by high employee turnover and low pay rates. We believe that these industries will be better served by our human resource information system (“HRIS”) technology platform and related mobile smartphone application that provides payroll and human resources tracking for our clients. The use of our HRIS platform should provide our clients with real-time human capital business intelligence and we believe will result in lower operating costs, improved customer experience, and revenue growth. All of our clients enter into service agreements with us or one of our wholly-owned subsidiaries to provide these services.

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

Our management believes that providing this baseline business, coupled with our technology solution, provides a unique, value-added solution to the HR compliance, staffing, and scheduling problems that businesses face. Over the past thirty-six months, in the face of the COVID-19 and post COVID-19 pandemic, we have instituted various growth initiatives described below that are designed to accelerate our revenue growth. These initiatives include the matching of temporary job opportunities between workers and employers under a fully compliant staffing solution through our HRIS platform. For this solution to be effective, we need to obtain a significant number of WSEs in concentrated geographic areas to fulfill our clients unique staffing needs and facilitate the client-WSE relationship.

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

Over the past five years, we have invested heavily in a robust, cloud-based HRIS platform to:

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

We evaluated our prior growth initiatives and decided to change our focus considering the new market conditions. As part of our plan, we identified several growth initiatives designed to fully leverage our HRIS platform during the second half of Fiscal 2022 and year ended August 31, 2023 “Fiscal 2023”. These growth initiatives are focused on: seeking acquisition targets for growth, a recurring revenue base, significant gross profit conversion, margin expansion opportunities, a light industrial sector focus, a blue-chip client base, cyclical tailwinds, and a tenured management team willing and able to execute a comprehensive integration plan.  The Company can give no assurance that it will be successful in implementing its business.

Figure 2

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

EAS Solutions / HCM

EAS solutions and Human Capital Management “HCM” revenues are primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) an administrative fee and (iii)  if eligible, WSE can elect certain pass through benefits.

Gross billings are invoiced to each EAS and HCM client, concurrently with each periodic payroll.  Revenues are  offset by payroll cost component and pass through cost which are presented on a net basis for revenue recognition.  WSEs perform their services at the client’s worksite. The Company assumes responsibility for processing and remitting payroll to the WSE and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets were $1.8 million and $2.1 million, as of August 31, 2023 and August 31, 2022, respectively. Client who pay in advance of their invoice, the amount is recognized as a liability.

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

We intend to use our growth initiatives to leverage our expansion by entering into client services agreements (“CSAs”) with national accounts at regional levels and the various restaurant brands that we are working to launch through ShiftPixy Labs. As such, these growth initiatives are expected to increase our core staffing services billings, revenues, gross profit, and operating leverage organically. We may also support our growth by performing new business acquisitions. Further, the new Gig Economy has given rise to controversy regarding the classification of many workers as “independent contractors”, rather than traditional employees, while the rising trend of predictive scheduling creates logistical issues for our clients’ management of their workers’ schedules. We provide solutions to businesses struggling with these compliance issues primarily by absorbing our clients’ workers, whom we refer to as WSEs (as well as “shift workers,” “shifters,” “gig workers,” or “assigned employees”). WSEs are included under our corporate employee umbrella as traditional employees who receive W-2s and are entitled to participate in a full array of benefits that we provide as part of our services for our clients. This arrangement benefits WSEs by providing additional work opportunities through access to our clients. WSEs further benefit from employee status and access to benefits through our plan offerings, including minimum essential health insurance coverage and 401(k) plans, as well as workers’ compensation coverage.

Technological Solution

At the heart of our EAS solution is a secure, cloud-based HRIS platform accessible by a desktop or mobile device through which our WSEs can onboard in a speedy, efficient and paperless manner, and then find available shift work at our client locations. We believe that this solution addresses effectively the dual issues of assisting WSEs seeking additional work and clients looking to fill open shifts. We believe that the easy-to-use onboarding functionality embedded in our HRIS platform will increase our pool of WSEs and provide a deep bench of worker talent for our business clients. The onboarding feature of our software enables us to capture all application process related data regarding our assigned employees and to introduce employees to and integrate them into the “ShiftPixy Ecosystem”. The mobile application features a chatbot that leverages artificial intelligence to aid in gathering the data from workers via a series of questions designed to capture all required information, including customer specific and governmental information. Final onboarding steps requiring signatures can also be prepared from the HRIS onboarding module.

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

2.

Improved staffing fulfillment, recruiting, and retention: We believe that utilization of our HRIS platform reduces the impact of high work site employees “WSE” turnover, which is a consistent problem across the markets we serve. A significant issue at the end of Fiscal 2021 and part of Fiscal 2022 was the limited availability of WSEs in a “tight” labor market. Our platform provides an attractive avenue for pre-screened WSE applicants to find permanent positions that meet their needs through access to the ShiftPixy Ecosystem, which we believe results in a deeper potential labor pool for our clients to address their human capital needs. We also can function as a “flex” employer for WSEs who may be working full or part-time for other employers but want to have an additional source of income.

9

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

We expect our current business plan that focusses on acquisitions that is expected to be funded with either debt or stock, to be key drivers in supplying a significant number of WSEs across a national footprint and achieving the critical mass necessary for our technology to flourish. The development and integration of these vertical markets for our current business plan for bulk onboarding of WSEs is the focus of our growth. .

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

According to an article from Forbes dated July 21, 2022 (“3 Reasons Businesses Are Tapping Into The Gig Economy”), The gig economy is booming, and business leaders are taking note. From the C-suite on down, Mercer’s 2022 Global Talent Trends report shows that gig is becoming a favored strategy, with six in 10 executives embracing this work model. The increase in preference for gig workers is not surprising considering the exponential growth the gig economy has seen in recent months. Ballooning by 30% during the pandemic, the gig workforce is now on track to surpass the full-time workforce in size by 2027. This phenomenon has prompted changes in business strategies that will assist organizations as they battle labor shortages, inflation, and prepare for the future of work.

According to an article from Zippia dated September 22, 2022 ("23 essential gig economy statistics 2022")

•	At least 59 million American adults participated in the gig economy over 2020, roughly to 36% of the U.S. workforce.

•	16% of U.S adults have earned money through an online gig platform at some point in their lives, and 9% earned income from online gig work in 2021.

•	Wages and participation for gig workers grew by 33% in 2020.

•	Gig workers contributed around $1.21 trillion to the U.S. economy in 2020, which is roughly 5.7% of the total U.S. GDP.

•	By the end of 2023, experts predict that 52% of the American workforce will have spent some time participating in the gig economy.

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

We had had made substantial investment that has been made in “ghost” kitchens, which we had believe to make significant changes in restaurant industry. We believe that our existing relationships with QSRs provide us with unique insight into the vulnerabilities and opportunities created by this third-party consumer disruption, and the primary work of ShiftPixy Labs is devoted to maximizing the monetization of this disruption through the creation and optimization of new vertical markets and opportunities, with the goal of creating additional shareholder value. However, we decided to delay the launch of the Ghost kitchen or Labs and the Company did not have enough capital to execute its business plans.

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

Most 18-to 30-year-old workers use a smartphone.  This, in turn, has led to a significant disruption of the traditional employer-employee relationship, with supply management firm Ardent Partners reporting as far back as 2016 that nearly 42% of the world’s total workforce was considered “non-employee”, which includes temporary staff, gig workers, freelancers, and independent contractors.

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

One of the most recent significant developments in the food and hospitality industry has been the rapid rise of third-party restaurant delivery Legacy Gig providers such as Uber EatsTM, GrubHubTM, and DoorDashTM.  These providers have facilitated an increase in quick service restaurant or QSR sales in many local markets by providing food delivery to a wide-scale audience using independent contractor delivery drivers. Nevertheless, we have observed two significant issues negatively impacting on our clients as a result of their increased reliance upon third party delivery providers that have been widely reported. The first issue is the large revenue share typically being paid to third-party delivery providers as delivery fees. These additional costs erode QSR profits that would otherwise be generated by additional sales made through the delivery channel.  The second issue is that our QSR clients have encountered logistical problems with food deliveries, including late deliveries, cold food, missing accessories, and unfriendly delivery people.  This has caused significant “brand erosion”, causing these clients to reconsider third-party delivery.

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

Our technology platform and approach to human capital management also provides a unique window into the daily demands of quick server restaurants (“QSR) operators, giving us the ability to extend our technology and engagement to optimize this self-delivery proposition. We expect our most recent enhancements to our driver management layer for operators in the ShiftPixy Ecosystem to allow our clients to use their own team members to control the delivery process from start to finish, yielding a more positive customer experience. We believe that our mobile application already provides the HR compliance, management and insurance solutions necessary to support a delivery option and create a turnkey self-delivery opportunity for the individual QSR operator.

The impact of the COVID-19 pandemic on our marketing efforts, along with its broader impact on the gig economy, appears to be mixed. According to a recent report issued by AppJobs through its Future Work Institute, the pandemic has fueled an increase in global demand for remote services such as delivery, online surveys and market research, while the demand for positions requiring entry into the home, such as house-sitting, babysitting and cleaning, has declined by 36%. Our experience with the bulk of our clients during the height of the pandemic largely confirms this research. Specifically, we observed a significant decline in our food and hospitality billed WSEs located in our Southern California markets during mid-March 2020, which coincided with the shutdown of many of our quick QSR clients’ dining locations. We began to experience some recovery in early May 2020, as various lockdown measures were relaxed and many restaurant operators created “work-around” solutions to new health and safety regulations, including improved takeout and delivery, as well as limited in-person dining. The reimplementation of lockdowns from November 2020 through February 2021 negatively impacted our WSE billings, although this was tempered somewhat by the receipt of COVID-19 related government payments such as the PPP Loan program.  As of August 31, 2023, we have seen a recovery, and it is clear to us that the commercial landscape in the restaurant industry has moved towards a mix between restaurant delivered meals compared to in-person dining. Our ShiftPixy Labs initiative is largely designed to address this shift in demand. However, the commercial launch of Labs has been delayed to a future date until there is enough capital and proper staffing.

Figure 8

Market expansion

We view our ability to capture and utilize information pertaining to our target demographic to be integral to our future expansion and revenue growth. Although our clients were principally concentrated in Southern California, we believe that our expanded go-to-market strategy focused on building a national account portfolio managed by a newly-formed regional team of senior sales executives and ShiftPixy Labs initiatives have the potential, if successful, to result in the addition of a significant number of WSEs to the ShiftPixy ecosystem, covering a truly national footprint. Our current technology efforts are devoted to ensuring that our HRIS platform has the capacity to take full advantage of this projected future growth, which we believe is likely to result from the following factors:

1.	Large Potential Markets.

Restaurant and Hospitality: Current statistics show that there are over 15.1 million WSEs in the restaurant and hospitality industries – representing over $300 billion in annual revenues – who are overwhelmingly working on a part-time basis. At our current monetization rate per WSE, this represents an annual gig economy revenue opportunity of over $9 billion per year for the United States. We believe that our ShiftPixy Labs initiative will position us to take full advantage of growth opportunities within this industry segment.

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

Figure 9

Growth Initiatives

Our recent growth initiatives incorporate lessons learned from the COVID-19 pandemic and are designed to utilize our technology in a manner that maximizes growth and profitability. The ultimate success of our business model depends upon the entry of significant numbers of WSEs into the ShiftPixy Ecosystem through placement on our HRIS platform. The effectiveness of this platform, however, depends upon substantial cash flows to support our existing operating structure and ensure that our technology is sufficiently advanced to support our business model.

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

Transformative Sales Growth Strategy

ShiftPixy has put into motion an agile business development plan for rapid organic growth to focus on building scalable long-term revenue creation to become the market leader in U.S. contingent labor through increasingly diverse service offerings.  By helping Fortune 1000 companies rethink human capital, ShiftPixy’s novel technology and proprietary sourcing tools will disrupt not only traditional thinking about staffing, but also provide a cure to toxic employee turnover and thus provide labor cost certainty.

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

ShiftPixy’s business development plan offers immediate solutions to critical workflow challenges for human capital acquisition, talent management, labor force retention, worker supply chain disruptions, and runaway hiring costs. ShiftPixy’s continuous improvement of its client and candidate experience elevates engagement and satisfaction for neglected contingent and temporary workers. The Company’s current sales plan strategy is expected to create one of the largest employers in the U.S. and build the fastest growing flexible labor force to meet the demands of a fast-changing human capital market while ushering significant enterprise value creation and recurring revenue growth for our shareholders.

ShiftPixy Labs

On July 29, 2020, we announced the launch of ShiftPixy Labs, which includes the development of ghost kitchens in conjunction with our wholly owned subsidiary, ShiftPixy Ghost Kitchens, Inc. Through this initiative, we intend to bring various food delivery concepts to market that will combine with our HRIS platform to create an easily replicated, comprehensive food preparation and delivery solution. The initial phase of this initiative was planned to have a  dedicated showcase kitchen facility located in close proximity to our Miami headquarters.

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

We believed that the restaurant industry was in the midst of a food fulfillment paradigm shift that will ultimately result in the widespread use of “ghost kitchens” in a shared environment.  Similar to shared office work locations, a shared kitchen can provide significant cost efficiencies and savings compared to the cost of operating multiple retail restaurant locations. Coupled with ShiftPixy’s technology stack, which includes order delivery and dispatch, we believe that the ghost kitchen solutions that emerge from ShiftPixy Labs will provide a robust and effective delivery order fulfillment option for our clients.  However, the Company has delayed the commercial launch until there is enough capital to execute its business plans.

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

Governmental Regulation

Our business operates in an environment that is affected by numerous complex federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes. Further, many jurisdictions have adopted laws or regulations regarding the licensure, registration or certifications of organizations that engage in co-employer relationships. While we do not believe that our business model generally falls within the co-employer framework, it is possible that we could become subject to such laws and regulations if we are deemed to have entered into such relationships with regard to employees providing services in the jurisdictions where such laws and regulations apply.

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

Health Insurance Portability and Accountability Act

Maintaining the security of information regarding our employees is important to us as we sponsor employee benefit plans and may have access to the personal health information of our employees. The manner in which we manage protected health information (PHI) is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). HIPAA contains substantial restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, under the HITECH Act there are steep penalties and fines for HIPAA violations. Our health plans are covered entities under HIPAA, and we are therefore required to comply with HIPAA’s portability, privacy, and security requirements. For additional information regarding the information we collect, how we maintain the confidentiality of our clients’ and employees’ confidential information and the potential impact to our business if we fail to protect the confidentiality of such data, refer to the section entitled “Risk Factors,” under the heading, “We collect, use, transmit and store personal and business information with the use of data service vendors, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs or cause losses.”

State Regulations

Many states have adopted provisions for licensure, registration, certification or other formal recognition of co-employers. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of a co-employer, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state laws. While we believe that our current business primarily falls outside the scope of these laws and regulations, it is possible that regulatory authorities could determine that our activities come under this regulatory framework to some extent. In addition, many state laws require guarantees by us of the activities of our wholly owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), and in some states we may seek licensure, registration or certification, as applicable, together with our subsidiary, HCM, because the financials for both organizations are consolidated. We believe that we are in compliance in all material respects with the requirements in the states where we are conducting business.

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

Human Capital

As of August 31, 2023, we employed 31 people on a full-time basis in our corporate offices.

Diversity and Inclusion

We maintain a diverse and inclusive workforce in our corporate offices, and we encourage our clients to embrace similar practices. Approximately 35% of our corporate employees are women, including, effective January 1, 2022, our recently named Chief Operating Officer, Amanda Murphy, (who is a member of our board of directors), and our Chief Marketing Officer, Amy Wang, and approximately 29% of our corporate employees are non-white (6% Asian, 71% and Hispanic). We encourage our clients to employ the same practices that we use to ensure diversity in the workplace, which has resulted in an extremely diverse WSE population.  Our efforts include the preparation and distribution of employee manuals internally and to our clients that fully incorporate diversity and inclusion best practices, as well as implementation of robust training programs that we believe to be most effective in eliminating and preventing harassment, bullying and bias in the workplace.

Workforce Compensation and Pay Equity

We provide robust compensation and benefits programs to help meet the needs of our corporate employees, and we also provide the means for our clients to provide similar benefits to their WSEs, many of which have traditionally been unavailable to gig workers and others filling lower wage positions. We provide our corporate employees with highly competitive salaries, as well as a 401(k) Plan, healthcare and insurance benefits, paid time off, and family leave. We also provide all of our corporate employees with targeted equity-based grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from the Company’s growth and profitability.

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

Oversight and Governance

Our board of directors takes an active role in overseeing our corporate ethics as well as the management of our human capital, which includes reviewing, approving, and implementing policies and procedures governing the administration of the workplace, such as policies related to potential conflicts of interest, compensation, ethics, and elimination of workplace bias and harassment. Our Chief Operating Officer, Ms. Murphy, who is also a member of our board of directors, has been employed by the Company since its inception, and is responsible for the day-to-day administration of these policies and procedures, receiving input and assistance from the Company’s General Counsel as necessary and appropriate. Both our Director of Operations and General Counsel regularly report to our board of directors on issues related to corporate oversight and governance.

Employee Engagement and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our corporate employees, and we encourage our clients to make this a priority for their WSEs. We provide our corporate employees and facilitate our clients by providing WSEs with a wide range of benefits, including benefits directed to their health, safety and long-term financial security. This includes taking whatever measures remain necessary in response to COVID-19 pandemic that we determine to be in the best interests of our corporate employees and our client’s WSEs, as well as the communities in which we operate, and which comply with government regulations.

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

PART I

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

Summary of Material Risk Factors

•	We have limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of future performance.

•	Our success depends on adoption of our products and services by our various types of customers.

•	We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.

•

We operate in an immature and rapidly evolving industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects. We face intense competition across all markets for our services, which may lead to lower revenue or operating margins. Our targeted customer base is diverse, and we face a challenge in meeting each group’s needs.

•

Providing specialized Gig Economy oriented staffing management products and services is an emerging yet competitive business, and many of our competitors have greater resources that may enable them to compete more effectively.

•	We have claims and lawsuits against us that may result in adverse outcomes.

•	We have identified material weaknesses in our internal control over financial reporting.

•

If we are unable to secure or pay for the insurance coverage required for our business operations, or if we lose any existing coverage, we may not be able to offer some of our services and our revenues could be reduced.

•

We may be subject to penalties and interest payable on taxes as a result of data entry in our software or manual error. Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited. Our software does not track penalties and interest, and this is performed manually. This may cause errors in calculations of the amount due.

•	We may never successfully commercialize ShiftPixy Labs.

•

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Because we store data in the cloud with providers such as Microsoft and Amazon, any disruptions in our ability to access this data or any breach of security concerning this data in the cloud could have a materially adverse effect.

•	Software products we use in our business may contain defects which will make it more difficult for us to establish and maintain customers.

•

The Company is delinquent in paying its outstanding payroll taxes to the Internal Revenues Service, states and local taxing authorities. If the IRS pursues collection efforts beyond what the Company can afford to pay, the IRS can freeze our bank accounts and the Company may be forced to file for bankruptcy.

•	If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted, and our revenues significantly reduced.

•	We may not be able to protect our source code from copying in the event of an unauthorized disclosure.

•	We intend to use open source blockchain technology in our technology platform, which has been scrutinized by regulatory agencies and may be impacted by unfavorable regulatory action.

•	We use and leverage open-source technology in our technology platform which may create security risks.

•

We depend heavily on Scott W. Absher, who is our Board Chair, Chief Executive Officer and largest shareholder. The loss of his services could harm our prospects, and our ability to implement successfully our business plan.

•

If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

•

We are in the business of providing WSEs to our clients. As such we have been sued for claims resulting from action by or against our WSEs, including California Private Attorney General’s Act claims, and are likely to be subject to such claims in the future, which may require significant capital to defend.

•	Failure to comply with, or changes in, laws and regulations applicable to our business, particularly potential changes to the ACA, could have a materially adverse effect on our business.

•	Failure to secure any necessary registrations or licensure could affect our ability to operate certain segments of our business in certain jurisdictions.

•	Laws related to the classification of gig economy workers are changing, and we may be subject to state and local regulations impacting how we classify our workers.

•	Our common stock is thinly traded, which can cause volatility in its price. If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

•	A controlling interest in our common stock is closely held by our Board Chair and CEO, Mr. Absher, which may limit minority shareholders from influencing corporate governance.

•

We are an “emerging growth company” under the JOBS Act, as well as a "smaller reporting company," and we cannot be certain if the reduced disclosure requirements applicable to such companies will make our common stock less attractive to investors.

Risks Relating to Our Business

We have a limited operating history, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates for our future performance.

We are an emerging business and are in the process of developing our products and services. We have been in business since July 2015. Although our continuing business processed gross billings of over $39.0 million and $52.2 million for Fiscal 2023, and Fiscal 2022, respectively, it is still difficult, if not impossible, to forecast our future results based upon our limited historical operating data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable data, our gross billings in the future may decline, which may result in a decline in our stock price.

We currently do not have any commitments to secure additional financing at this time and do not have any commitments to acquire any other businesses or assets. Our long-term future growth and success, including implementation of our growth initiatives, as described above, are dependent not only upon our ability to generate cash from operating activities but also our ability to raise additional capital. Nevertheless, there is no assurance that we will be able to generate sufficient cash from operations, to borrow additional funds or to raise additional equity capital. Our inability to obtain additional cash through any of these avenues could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business.

We maintained limited self-insurance for the workers’ compensation services that we provide to our clients. If we experience claims in excess of our collected premiums, we might incur additional losses, higher costs, and reduced margins, resulting in a need for more liquidity.

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

The Company expects to raise capital from additional sales of its securities during this fiscal year either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations and growth initiatives. There can be no assurance that we will be able to sell securities on terms that the Company is seeking, or at all. Management believes that its current cash position, along with its anticipated revenue growth and proceeds from future sales of its securities, when combined with prudent expense management, cannot alleviate substantial doubt about its ability to continue as a going concern and to fund its operations for at least one year from the date the financial statements included in this report are available. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, from the date of the issuance of the financial statement, we  may need to drastically curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, (although the Company would not expect to obtain the expected proceeds on a forced liquidation) or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The consolidated financial statements included in this report do not include any adjustments for this uncertainty. Therefore, management has concluded that Company that there is substantial doubt its ability to continue as a going concern for the next twelve months from the date of the issuance of the financial statement.

As of August 31, 2023, the Company had cash of $0.1 million and a working capital deficit of $51.0 million. During the year ended August 31, 2023, the Company used approximately $9.2 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $226.4 million. As of August 31, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS. The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  On September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds.

The Company does not know when the IRS will start processing ERTC claims. In addition, the Company has received notices from the IRS that it has approximately $11.8 million for unpaid tax liabilities including penalties and interest outstanding. This is a partial amount of approximately $22.8 million inclusive of the IRS, states, and local jurisdiction outstanding payroll liabilities as of August 31, 2023. Should the IRS determine the collectability of tax be determined to be in jeopardy, the IRS can, with limited notice, levy the Company’s bank accounts and is subject to enforcement collections. ShiftPixy has requested for a collection due process or equivalent hearing, which are subject to enforced collection efforts.  ShiftPixy has also filed for an abatement of additions to the tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are subject to enforced collection.  That request is pending before the IRS Independent Office of Appeals. If the Company can’t get a resolution of the payroll tax issues and related ERTC credits, an appeal to the US Tax Court can be filed.  There is no assurance that the IRS will abate the Company’s penalties, interest, and process new ERTC claims.

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

The Company has taken aggressive steps to reduce its overhead expenses. The Company’s plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and through acquisitions funded by debt and or stock, as the key driver towards its success. In addition, the Company is changing its business model since it is operating at a loss and not generating positive cash flows from operations. The payroll tax liabilities, interest, and penalties are expected to increase based upon the current Company’s business plans may cause the Company to file for bankruptcy in the near future.

Our success depends on adoption of our products and services by our various types of customers. If these potential customers do not accept and acquire our products and services, then our revenue will be severely limited.

The major customer groups to whom we believe our products and services will appeal (i.e. both clients and WSEs who rely upon shift work), may not embrace our products and services. Acceptance of our products and services will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to adequately meet our customers’ needs and expectations, our product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot be sure that our business model will gain wide acceptance among all targeted customer groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to continue generating revenues could be reduced.

We assume the obligation to make wage, tax, and regulatory payments for WSEs, and, as a result, are exposed to client credit risks.

Under our typical customer service agreement, we assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes for our WSEs. We assume such obligations as an agent, not as a principal, of the client. Our obligations include responsibility for:

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

If we are unable to effectively manage growth and maintain low operating costs, our results of operations and financial condition may be adversely affected. (we have seen a decline not growth)

We have experienced rapid growth since our inception, and our plans contemplate significant expansion of our business. If we are unable to manage our growth effectively, (including having geographically dispersed offices and employees), or to anticipate and manage our future growth accurately, our business may be adversely affected. If we are unable to manage our expansion and growth effectively, we may be unable to keep our operating costs low or effectively meet the requirements of an ever-growing, geographically dispersed client base. Our business relies on data systems, billing systems and financial reporting and control systems, procedures and controls. Our success in managing our expansion and growth in a cost-effective manner will require us to upgrade and improve these systems, procedures and controls. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In addition, our growth may place significant demands on our management, and our overall operational and financial resources. A failure on our part to meet any of the foregoing challenges inherent in our growth strategy may have an adverse effect on our results of our operations and financial condition.

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

We have observed that clients sometimes competitively bid on new contracts, which is a trend that we expect to continue for the foreseeable future. Some of our competitors have greater resources than we, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products and services that will directly compete with our product lines, and new, more efficient competitors may enter the market. If we are unable to successfully compete with existing companies and new entrants to the market, it will have a negative impact on our business and financial condition.

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

Effective internal control over financial reporting is necessary to provide reliable financial reports in a timely manner. In connection with the audit of our consolidated financial statements for Fiscal 2023, we concluded that there were material weaknesses. The Company did not properly or maintain effective entity level monitoring controls over financial reporting and lacked segregation of duties. In addition, the Company did not properly design, implement and constantly operate effective controls over the completeness and accuracy of its penalty and interest calculation associated with its outstanding payroll tax liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has limited staff in its financial department and the plans on effective; remediating these deficiencies is to engage third-party experts to first review the Company’s financial operations, consider what is the most cost-effective way to assist ShiftPixy to perform  the following:

•	Review, asses and effectively design the Company’s s internal controls for reliable financial reporting;
•	Review the Company’s 10-Q and 10-K prior to submission to the auditors for compliance over financial reporting and
•	Review the detailed calculations of interest and penalties associated with the outstanding payroll tax liabilities for accuracy, completeness and compliance to the IRS, states and local to the applicable guidelines.

In addition, the Company did not design or maintain effective controls over its’ service organizations and IT vendors. More specifically, the company did not properly design or implement appropriate user access controls or have controls in place to review applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

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

We may be subject to increases in penalties and interest payable on our payroll taxes due to delinquent payroll taxes to the Internal Revenue Service, states and local jurisdiction.

The Company has outstanding delinquent payroll tax liabilities to the Internal Revenue Service, states and local authorities that have increased from August 31, 2022 to August 31, 2023 from not paying the required current and past payroll taxes from $12.9 million to $22.8 million as of August 31, 2022 and August 31, 2023, respectively. The accrued penalty and interest have increased from $0.9 million to $6.5 million as of August 31, 2022 to August 31, 2023, respectively, The IRS, states and local jurisdictions can levy the Company’s bank accounts and is subject to enforcement collections. ShiftPixy has requested for a collection due process or equivalent hearing, that are subject to enforced collection.  ShiftPixy has also filed for an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are subject to enforced collection.  That request is pending before the IRS Independent Office of Appeals.

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

In connection with our business, we collect, use, transmit and store with data services vendors large amounts of personal and business information about our clients and shift employees, including payroll information, healthcare information, personal and limited business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. In addition, as we continue to grow the scale of our business, we will process and store with data services vendors an increasing volume of personally identifiable information from our users. Our data services vendors include PrismHR, Amazon Web Services, Microsoft OneDrive, ShareFile, Dropbox, Egnyte, Smartsheet, Sage Intacct, MasterTax, Microsoft Outlook, Microsoft Office 365, DocuSign and RightSignature. We believe these vendors implement industry standard or more stringent data security measures to protect the data that we transmit through and/or store with them. Despite our efforts to protect customer data, perceptions that the collection, use, and storage of personal information are not satisfactorily protected could inhibit sales and limit adoption of our services. In addition, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security.

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

Any cyber-attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, any similar act by a malevolent party, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, harm our reputation, and could have a materially adverse effect on our business operations, or that of our clients, create financial liability, result in regulatory sanction, or generate a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Although we believe that through our third party contractors, we maintain an adequate program of information security and controls and any threats that we might have encountered to date have not materially impacted us, the impact of a data security incident could have a materially adverse effect on our business, results of operations and financial condition. In addition, any further security measures we may undertake to address further protections may cause higher operating expenses.

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

Despite security measures and business continuity plans, our information technology networks, and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, distributed denial of service, and other security breaches. An attack on our security breach of our network could result in interruption or cessation of access and services, our inability to meet our access and service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and results. We may be required to expend significant resources to protect against such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, and/or costly response measures, which could adversely affect our business.

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

If a contract relating to our mission critical software that we use in our business is terminated or not renewed, our business could be seriously disrupted, and our revenues significantly reduced.

If a contract relating to our mission-critical software services, such as that applicable to payroll and payroll tax processing, is terminated or not renewed, and we do not have an effective replacement software, our business and revenues will suffer. Although there are other software vendors we can use, it may take time to negotiate an agreement and make any replacement software operational. Accordingly, if the software agreements that we use in our business are terminated or not renewed, our business could be seriously disrupted, and our revenues significantly reduced until we locate replacement software and make it operational.

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

Our business is and will continue to be highly dependent on data storage in the cloud with providers such as Microsoft and Amazon. These cloud storage systems may fail to operate properly or become disabled. We expect our use of data to increase, including through the use of analytics, artificial intelligence (AI) and machine learning. There could also be security breaches of our data stored in the cloud. If there is loss of client data, service interruptions or disruptions to our operations related to our cloud data storage, even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition.

We made significant investments in our software that may not meet our expectations.

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

We depend heavily on Scott W. Absher, our Chief Executive Officer and director. The loss of his services could harm our business.

Our future business and operations depend in significant part upon the continue contributions of Scott W. Absher, our Chief Executive Office and Chair of our bord of directors. If we lose his services, or if he fails to perform his current position, or if we are unable to attract, retain skilled employees in addition to Mr. Abwehr, this could adversely affect the development and implementation of our business plan and harm our business.

If we are not recognized as an employer of WSEs under federal and state regulations, or we are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

While in our client engagements we sometimes arrange for our clients to act as sponsor of employee benefit plans, we also sponsor the benefit plans applicable to their WSEs. For us to sponsor employee benefit plan offerings for WSEs, we must qualify as an employer for certain purposes under the Code and ERISA. In addition, our status as an employer is important for the purposes of ERISA’s preemption of certain state laws. The definition of an employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.

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

Our business model is dependent on hiring WSEs who will provide high quality service for our clients. Lapses in our screening process may result in WSEs being hired who do not meet the standard expected by our clients. This may hurt our relationship with our clients or result in them placing their business elsewhere, which would negatively impact on our ability to remain in business. Criminal behavior by our WSEs resulting from a lapse in our screening process may subject us to litigation from our clients or government regulators, which may also be costly and/or damage our reputation.

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

Our business is subject to a wide range of complex laws and regulations. For example, many states regulate entities offering employment related services such as those offered by us directly or through our subsidiaries and require licenses as a prerequisite to the operation of such enterprises in their respective jurisdictions. There can be no assurance that either we or our subsidiaries will be successful in either securing or maintaining a license or licenses in compliance with a particular state’s laws and regulations. Further, many states require that workers’ compensation policies offered by employment related firms such as ours be managed according to strict rules and/or that unemployment insurance filings be administered according to strict rules.

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

Some states require licensure or registration of businesses offering professional employer offering “PEO” services. While some elements of our service offering overlap with PEO services, we believe that our human capital platform is more in line with a traditional staffing model. However, if we need and are unable to secure registration or licensure of such service offerings in a particular state, our ability to grow that segment of our business in such state would be impaired and could affect our ability to increase our revenues and meet certain customer requirements in such states.

We may be subject to Private Attorney General’s Act (“PAGA”) claims which we may require additional capital to defend.

Our work force currently resides mostly in the State of California. Employment laws in the State of California can be complex and undefined where a direct employment or co-employment relationship exists, both of which are contemplated to some extent in our current business and, (to a lesser extent), our future plans. PAGA allows plaintiffs to bring class action-like lawsuits against employers that can result in substantial costs to defend and can result in large fines for seemingly insignificant or inadvertent clerical errors. As our business expands, the risk will increase that such PAGA claims will be filed and litigated, which may result in increased costs to us.

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

The market price of our Common Stock will also be impacted by our quarterly operating results, which can fluctuate from quarter to quarter.

A controlling stake of our common stock is closely held by our board of directors Chair and CEO, Scott W. Absher, which may limit a minority shareholder from influencing corporate governance.

Our President, CEO and director, Scott W. Absher, currently owns approximately as of December 11, 2023, 88%  of the issued and outstanding shares of the Company’s common stock; accordingly, he may be deemed to control the Company as a result of his voting power and otherwise has significant influence over the voting matters of the shareholders of the Company’s common stock, including but not limited to the power to elect directors and approve other actions that require stockholder approval. Notwithstanding Mr. Absher’s share ownership percentage, no action has been taken to seek the Controlled Company Exemption available under Nasdaq Listing Rule 5615I(2). If the Company were to seek Controlled Company status, (a) we would not be required to comply with certain governance requirements set forth in the listing standards, including requiring a majority of independent Directors on our Board, the determination of the compensation of our executive officers solely b’ independent Directors, and the recommendation of nominees for Director solely by independent Directors, and (b) as a result, the Company’s stockholders would not have certain of the same protections as a stockholder of other publicly-traded companies, and the market price of the Company’s common stock could be adversely affected. The concentration of ownership with respect to the Company’s common stock also results in there being a limited trading volume, which may make it more difficult for stockholders to sell their shares and increase the price volatility of the Company’s common stock.

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements. Prior to effecting the one-for-twenty-four (1:24) reverse stock split on October 14, 2023, we were notified by Nasdaq that we were not in compliance with certain of this listing requirement.  On October 30, 2023, Nasdaq notified us that we had achieved compliance with Nasdaq Listing Rule 5550(a)(2) in as much as the closing bid price of the Company’s common stock had been at $1.00 per share or greater for the requisite period. On June 5, 2023, Nasdaq notified us that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) in as much as our listed securities have a market value of less than $35 million. In addition, we do not currently meet the alternative compliance standards relating to stockholders’ equity or net income from continuing operations. On August 2, 2023, Nasdaq notified the Company that we were not in compliance NASDAQ’s Listing Rule 560. This was due to the resignation of our independent director who was a member of the Company’s audit committee. The Company does not presently comply with NASDAQ’s requirement  that a majority of the Company’s board of directors be comprised of independent directors, and that the Company has an audit committee comprised of at least three independent directors, one of which “has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. This does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company has until the earlier of the Company’s next annual shareholders’ meeting or July 25, 2024 (or, if the next annual shareholders’ meeting is held before January 22, 2024, then by that date), to regain compliance, the “Compliance Period”).  If the Company does not achieve compliance within the Compliance Period, it will receive written notice from Nasdaq that its securities are subject to delisting, which is a determination that the Company could appeal to the Nasdaq Hearings Panel. If we are unable to achieve and maintain compliance with this listing standards or other Nasdaq listing requirements in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

If we are unable to pay delinquent payroll taxes and interest to the Internal Revenue Service, states and local tax jurisdictions.

We are responsible for remitting payroll taxes for our clients on a timely basis. As of August 31, 2023, we have approximately $29.5 million related to outstanding payroll taxes and associated penalties and interest. The IRS, states and local jurisdictions can place liens on our Company. Although the Company is appealing penalties and interest, there is no assurance that this will occur. Our bank accounts can be frozen, and the Company may be forced to file for bankruptcy.

Risks Relating to Our Business

We maintained limited self-insurance for the workers’ compensation services that we provide to our clients. If we experience claims in excess of our collected premiums, we might incur additional losses, higher costs, and reduced margins, resulting in a need for more liquidity.

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

Our success depends on the adoption of our products and services by our various types of customers. If these potential customers do not accept and acquire our products and services, then our revenue will be severely limited.

The major customer groups to whom we believe our products and services will appeal (i.e. both clients and WSEs who rely upon shift work), may not embrace our products and services. Acceptance of our products and services will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to adequately meet our customers’ needs and expectations, our product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot be sure that our business model will gain wide acceptance among all targeted customer groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to continue generating revenues could be reduced.

If we are unable to effectively manage growth and maintain low operating costs, the results of operations and financial condition may be adversely affected. (we have seen a decline not growth)

Since our inception, our plans contemplate significant expansion of our business. If we are unable to manage our growth effectively, (including having geographically dispersed offices and employees), or to anticipate and manage our future growth accurately, our business may be adversely affected. If we are unable to manage our expansion and growth effectively, we may be unable to keep our operating costs low or effectively meet the requirements of an ever-growing, geographically dispersed client base. Our business relies on data systems, billing systems and financial reporting and control systems, procedures and controls. Our success in managing our expansion and growth in a cost-effective manner will require us to upgrade and improve these systems, procedures and controls. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In addition, our growth may place significant demands on our management, and our overall operational and financial resources. A failure on our part to meet any of the foregoing challenges inherent in our growth strategy may have an adverse effect on our results of our operations and financial condition.

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

There are currently several different competing Gig Economy oriented staffing management product and service technologies that are being marketed to our potential customers. Further development of any of these technologies may lead to advancements in technology that will make our products and services obsolete. Consumers may prefer alternative technologies and products and services. We cannot guarantee that users of Gig Economy oriented staffing management products and services who will be using our products and services will continue to grow within the industry as a whole. Any developments that contribute to the obsolescence of our products and services may substantially impact on our business, reducing our ability to generate or sustain revenues.

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

We use and leverage open-source technology in our technology platform which may create risks of security weaknesses.

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

Risks Relating to Management and Personnel

We depend heavily on Scott W. Absher, our Chief Executive Officer and director. The loss of his services could harm our business.

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

While in our client engagements we sometimes arrange for our clients to act as sponsor of employee benefit plans, we also sponsor the benefit plans applicable to their WSEs. For us to sponsor employee benefit plan offerings for WSEs, we must qualify as an employer for certain purposes under the Code and ERISA. In addition, our status as an employer is important for the purposes of ERISA’s preemption of certain state laws. The definition of an employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.

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

Our business model is dependent on hiring WSEs who will provide high quality service for our clients. Lapses in our screening process may result in WSEs being hired who do not meet the standard expected by our clients. This may hurt our relationship with our clients or result in them placing their business elsewhere, which would negatively impact on our ability to remain in business. Criminal behavior by our WSEs resulting from a lapse in our screening process may subject us to litigation from our clients or government regulators, which may also be costly and/or damage our reputation.

We are in the business of providing WSEs to clients, and there is a risk that we will be sued and/or held liable for claims resulting from actions by or against our WSEs.

•

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

•

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

Our business is subject to a wide range of complex laws and regulations. For example, many states regulate entities offering employment related services such as those offered by us directly or through our subsidiaries and require licenses as a prerequisite to the operation of such enterprises in their respective jurisdictions. There can be no assurance that either we or our subsidiaries will be successful in either securing or maintaining a license or licenses in compliance with a particular state’s laws and regulations. Further, many states require that workers’ compensation policies offered by employment related firms such as ours be managed according to strict rules and/or that unemployment insurance filings be administered according to strict rules.

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

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, fire, pandemic, (including the COVID-19 pandemic), or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. A significant portion of our research and development activities and certain other essential business operations are located in the Irvine, California area, which is a seismically active region, and the Miami, Florida area, which is subject to extreme seasonal weather events such as hurricanes and flooding. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. California has also experienced destructive fires recently. As a result of these fires, power and utilities are occasionally shut off parts of the state. A fire or risk of fire may result in damage to our facilities, the temporary or permanent shut down of our or our clients’ facilities, disruption to our power supply or utilities, or other disruptions that may harm our ability to conduct business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal Offices and ShiftPixy Labs

We leased space for our principal office and kitchens and production facilities associated with ShiftPixy Labs at 4101 NW 25 Street, Miami, Florida 33142. Our landlord is Runway 1 LLC. We began leasing 23,500 square feet on November 1, 2020. The lease term is for 64 months, with an expiration date of February 28, 2026. Our corporate office was moved to this location since we needed to move from our lease at 501 Brickell Key Drive, Suite 300, Miami, FL 33131.There was extensive renovations of the campus and building in which the Company’s offices were situated, citing substantial impairments to the Company’s ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the landlord’s inability and refusal to provide any adequate relief. See Note 15. Contingencies to the Company’s accompanying Consolidated Financial Statement.

Item 3. Legal Proceedings

In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we believe that we have valid defenses with respect to the legal matters pending against us and that the ultimate resolution of these matters will not have a materially adverse impact on our financial condition, results of operations, or cash flows, except as discussed in Note 15. Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock was listed for trading on Nasdaq on June 28, 2017, under the symbol “PIXY.”

Number of Equity Security Holders

As of December 11, 2023, the Company had 72 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Wyoming Statutes, however, prohibit us from declaring dividends that were, after giving effect to the distribution of the dividend:

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

Reverse Stock Split

On October 14, 2023, the Company effected a (1:40) reverse stock split. All common shares and common stock equivalents are presented retroactively to reflect the reverse split.

As discussed in Note 16, Subsequent Events to the Consolidated Financial Statements, which is incorporated herein by reference, effective August 31, 2022, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:24) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on Nasdaq October 16, 2023. All common shares and common stock equivalents are presented retroactively to reflect the reverse split.

Sale of Unregistered Securities

None

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

On March 6, 2023, the shareholders approved an increase in the number of shares of common stock issuable under the Plan from 1,250 to 31,250. Under the terms of the Plan, options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020, typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term.

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

As of August 31, 2023, there are 30,833 shares available under the Plan.

Preferred Shares Convertible into Common Stock

Prior to the shareholder vote to approve the reverse stock split, the Company on August 2, 2022, amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the preferred series A stock of the company. The reverse stock split was subsequently approved by the shareholders, and effectively the terms and conditions of the preferred stock were “deemed modified” and treated as an extinguishment (in accordance with ASC 470-50 and ASC 260-10-S99-2 for the disproportionate value received (the carrying compared to the fair value received).

On September 1, 2022, Mr. Absher converted 358,333 preferred shares series A to 358,333 shares of the Company’s common stock. Pursuant to Rule 144, these 358,333 shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 358,333 preferred shares series A were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect. Accordingly, no preferred stock series A shares are issued and outstanding as of August 31, 2023. As noted in Note 15, Contingencies, however, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to preferred options and has attempted to convert preferred options into shares of preferred series A stock. See Subsequent Events Note 15, and the Company has come to an understanding in this matter to settle for $550,000, which has been accrued for in accounts payable and accrued liabilities as of August 31, 2023, in the accompany consolidated balance sheet.

On August 21, 2023, holders of an aggregate of 358,672 (representing 70.7%) of the Company’s outstanding shares of common stock, approved by written consent (a) a one-for-twenty four (1:24) (or such other ratio as may be determined by the Board) reverse split of the Company’s common stock, and, separately, (b) the Company’s grant to its founder and CEO of the Option Agreement providing to him  a conditional right to receive 4,744,234 shares of the Company’s preferred stock series A. This was approved by the shareholders.

On August 22, 2023, the Company entered into an agreement (the “Option Agreement”) with the Company’s founder and CEO, Mr. Absher, providing for the conditional issuance to him of a right to receive 4,744,234 shares of the Company’s preferred stock series A. The Company used the following assumptions to value the expense related to the preferred shares of series A: (i) life of 1.1years; (ii) risk free rate of 5.57%; (iii) volatility of 186.168%; (iv) exercise price of $0.0001 per share; and (v) market price of $0.66 per share common (based upon the Company’s traded stock price) (vi) a fair value of $0.65999 per share of the Company’s common stock. The Company recorded $3.1 million as stock-based compensation expense that is included general and administrative expenses for the year ending August 31, 2023, in the accompanying Consolidated Statements of Operations. See Note 16, Subsequent Events for the issuance of 4,744,234 shares to Mr. Absher on October 17, 2023. and the Company will be recording a preferential dividend on preferred series A of $67.4 million will be recorded. This has no impact on Stockholders’ Deficit.

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

Overview

We are a human capital management (”HCM") platform. We provide payroll and related employment tax processing, human resources and employment compliance, employment related insurance, and employment administrative services solutions for our business clients (“clients” or “operators”) and shift work or “gig” opportunities for worksite employees (“WSEs” or “shifters”). As consideration for providing these services, we receive administrative or processing fees as a percentage of a client’s gross payroll. The level of our administrative fees is dependent on the services provided to our clients, which ranges from basic payroll processing to a full suite of human resources information systems ("”RIS") technology. Our primary operating business metric is gross billings, consisting of our clients’ fully burdened payroll costs, which includes, in addition to payroll, workers’ compensation insurance premiums, employer taxes, and benefits costs.

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

Our management believes that providing this baseline business, coupled with our technology solution, provides a unique, value-added solution to the HR compliance, staffing, and scheduling problems that businesses face. Over the past twenty-four months, in the face of the COVID-19 and post COVID-19 pandemic, we have instituted various growth initiatives described below that are designed to accelerate our revenue growth. These initiatives include the matching of temporary job opportunities between workers and employers under a fully compliant staffing solution through our HRIS platform. For this solution to be effective, we need to obtain a significant number of WSEs in concentrated geographic areas to fulfill our clients’ unique staffing needs and facilitate the client-WSE relationship.

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

Over the past five years, we have invested heavily in a robust, cloud-based HRIS platform to:

•	reduce client WSE management costs;

•	automate new WSE and client onboarding;

•	accumulate a large pool of qualified WSEs across multiple geographical markets;

•	facilitate the intermediation (job matching) of WSEs with job opportunities; and

•	supply additional value-added services for our clients that generate additional revenue streams for us.

In the past, our executive team spent an enormous effort on the failed SPAC transaction, and it cost the Company significant amount of money. We did gain many contacts from this which we have identified as target for acquisition. Our current business plan is to raise debt and issue stock for acquisitions to grow our business.

In addition, we face many challenges from ongoing legal issues which is disclosed in Note 15, Contingencies to our Consolidated Financial Statement, delinquent payroll tax liability and associated penalties and interest which is approximately $29.5 million.

The Company has a guaranteed cost program for its workers compensation program. In the past, the Company had a self-insured workers compensation program and is still dealing with the insured carrier over the claim liability of approximately $5.6 million. The insurance carrier, Sunz Insurance Solutions, LLC has filed a litigation case against the Company, see Note 15, Contingencies to our Consolidated Financial Statements.

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

A key element of our software development involves using our blockchain ledger to process and record our critical Peer-to-Peer (“P2P”) connections. While not necessarily a new development, we note that we intend to use blockchain technology to keep our data secure. Any data considered to be a human capital validation point or part of the hiring and onboarding process will be utilized and recorded in our blockchain ledger. For example, we expect the employee I-9 verification process—one of the most stringent, rigorous, and penalty-laden compliance procedures – to be positively impacted by blockchain utilization of biometric authentication and automatic verification of I-9 data, removing human error in the process of screening for fraudulent information. Verification of that data on the blockchain will allow both employers and auditing agencies to confidently validate additional criteria such as employment dates, and candidates’ backgrounds (i.e., education, references, certifications, etc.), and share the verification status directly on multiple distributed sources within the blockchain, further underscoring the reliability and accuracy of candidates’ information and corporate compliance.

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

We believe that our technology and approach to human capital management provides our clients’' management with a unique real-time business intelligence window into their human capital needs. In addition to standard management reporting, our technology provides real-time tools for management to quickly assess and plan their human capital staffing requirements.

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

We continued our software development internally primarily by focusing on feature enhancements such as delivery, scheduling, and onboarding functionality improvement, as well as better integration and more seamless process flow improvements. We believe that this has resulted in an improved user experience, reduced internal staff time required for onboarding, and increased trials of

Results of Operations

The following table summarizes the consolidated results of our operations for the year ended August 31, 2023 and August 31, 2022:

Fiscal 2023 vs. Fiscal 2022

Our financial performance for the years ended August 31, 2023, compared to August 31, 2022, included the following significant items:

	For The Years Ended
	August 31, 2023	August 31, 2022
Revenue, net	$17,129,000	$36,002,000
Cost of revenue	16,251,000	34,227,000
Gross profit	878,000	1,775,000

Operating expenses:
Salaries, wages, and payroll taxes	15,762,000	14,821,000
Professional fees	3,609,000	7,673,000
Research and software development	263,000	2,529,000
Depreciation and amortization	523,000	509,000
Impaired asset expense	1,435,000	-
Right-of-use asset impairment expense	2,497,000	3,851,000
General and administrative	10,746,000	15,636,000
Total operating expenses	34,835,000	45,019,000

Operating loss	(33,957,000)	(43,244,000)

Other (expense) income:
SPAC offering expenses	-	(515,000)
Other income	642,000	316,000
Total other (expense) income	642,000	(199,000)
Loss from continuing operations before income taxes	(33,315,000)	(43,443,000)

Income tax expense (benefit)	13,000	(38,000)
Loss from continuing operations	(33,328,000)	(43,405,000)

Income (loss) from discontinued operations, net of tax	242,000	(590,000)
Non-controlling interest	(540,000)	-

Net loss attributable to ShiftPixy, Inc	$(33,626,000)	$(43,995,000)

Preferred stock preferential dividend	(127,145,000)	-
Deemed dividend from change in fair value from warrants modification	-	(15,703,000)
Net loss attributable to common stockholders	$(160,771,000)	$(59,698,000)

Net Loss per share, Basic and diluted
Continuing operations	$(299.27)	$(3,523.58)
Discontinued operations	$0.45	$(35.17)
Net loss per common share – Basic and diluted	$(298.82)	$(3,558.75)

Weighted average common stock outstanding – Basic and diluted	538,017	16,775

Revenue, net decreased $18.9 million or 52.4%, from $36.0 million for the year ended August 31, 2022 to $17.1 million for the year ended August 31, 2023. This decrease is related to the loss of clients during the end of Fiscal 2022 due to executives who focused their time on the SPAC the impact of this is reflected in during the year ended August 31, 2023. The Company was expected clients from the SPAC transaction which would have resulted in additional revenues, an increase in gross margins and expected cost savings. The Company’s plans to increase revenues from acquisitions which are expected to be funded from debt and stock.

Gross Profit for the years ended August 31, 2023 compared to August 31, 2022 was 5.1% and 4.9%, respectively, remained consistent.

Operating expenses decreased $10.2 million  from $45.0 million for the year ended August 31, 2022 to $34.8 million. For the year ended August 31. 2023. The components of operating expenses change for such periods are as follows:

Salaries, wages and payroll taxes decreased $4.0 million from $14.8. million for the year August 31, 2022 to $158 for the year ended August 31, 2023, the decrease is directly related to the reduction in employees from 61 employees to 31 employees for the year ended August 31, 2022 to August 31, 2023, respectively. Included in salaries, wages and payroll taxes is penalties and interest expense for payroll taxes owed to the Internal Revenue Service, states and local taxing authorities. For the year ended August 31, 2022 penalties and interest expense was $1.2 million as compared to $6.1 million for the year ended August 31, 2023. The increase of $4.9 million resulted due to an increase in payroll tax owed to the Internal Revenue Service, states and local taxing authorities from $12.9 million to $22.8 million as of August 31, 2022 and August 31, 2023, respectively. The Company is expected to record additional penalties from its outstanding payroll obligations to the IRS, states and local authorities.

Professional fees primarily consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees decreased by $4.1 million, from $7.7 million for the year ended August 31, 2022 to $3.6 million for the year ended August 31, 2023. The decrease is primarily related to the ceased operations of our sponsored SPAC for which the Company is no longer incurring expenses of $1.7 million. In addition, the Company experienced a decrease in legal fees of $1.6 million.

Research and expense of costs associated with research and development outsourced to third parties. Software development costs decreased by $2.3 from $2.5 million for the year ended August 31, 2022 to $0.3 million for the year ended August 31, 2023. The decrease is related to the reduction of external IT consultants as the application was essentially completed during the second half of Fiscal 2022.

Impairment asset expense is a non-cash charge for the year ended August 31, 2023 and was $1.4 million related to the assets related for Labs the launch of which the Company postponed its launch. The Company wrote down long-term assets to its estimated fair value by $1.0 million and $0.4 million from its non-recoupable security deposits related to its abandoned leases.

Right-of-use asset impairment for the years ended August 31, 2023 and August 31, 2022 the Company recorded a non-cash impairment charge based upon the asset value at each reporting period. The non-recurring impairment for the year ended August 31, 2023 of $2.5 million was the result of the Company decision abandoning the leases for its offices in Irvine California and Sunrise, Florida. The right-of-use asset impairment for the year ended August 31, 2022 was $3.9 million which related to an abandoned lease in Brickell, Florida. The determination was based on the Company’s inability to utilize the premises as they were under extensive construction by the landlord resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, stock- based compensation, insurance. marketing, travel and entertainment, a reserve for uncollectable purchase price note receivable and other general business expenses. General and administrative expenses decreased by $4.9 million from $15.6 million for the ended August 31, 2022 to $10.7 million for the year ended August 31, 2023. The decrease primarily relates to a decrease from a $4.0 million uncollectable purchase price note receivable resulting from a January 2020 transaction. In addition, there were decreases from insurance related to the SPAC of $1.9 million and other expenses due to the reduction in various expenses as the Company as a result in decreases cost cutting offset by an increase legal settlement of $1.4 million and marketing expenses of 0.6 million.

SPAC offering expanses was $0.5 million for the year ended August 31, 2022 and was due to the abandonment of the initial public offering.

Income (loss) from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that we transferred to Vensure as part of the Vensure Asset Sale. Income from discontinued operations increased by $0.8 million was primarily related to the gain recorded from the settlement with Everest.

Net loss for the years ended August 31, 2023 decreased by $10.4 million from $44.0 million compared to $33.6 million based upon the factors above.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of August 31, 2023, the Company had cash of $0.1 million and a working capital deficit of $51.0 million. During the year ended August 31, 2023, the Company used approximately $9.2 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $226.4 million. As of August 31, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS, states, and local jurisdictions. The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  On September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds. The Company has filed recent ETRC claims and has not received any notifications of acceptance from the IRS. Some clients have filed suits against the Company, demanding that the Company take action to file for additional ERTCs for certain tax periods.

ShiftPixy has received notices from the IRS owe approximately $11.8 million for unpaid tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of as of August 31, 2023. The Company expects payroll tax liabilities, penalties and interest to increase in the future.  Moreover, the IRS has threatened to take enforced collection against ShiftPixy potentially. ShiftPixy has taken steps to preserve so-called “collection due process rights” and present collection alternatives to the proposed enforced collection.  Specifically:

•	The Company had a collection due process hearing with the IRS Independent Office of Appeals on October 24, 2023. On October 24 and November 6, 2023, ShiftPixy requested that the IRS Independent Office of Appeals (“Appeals”), among other things, abate additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax. That request is pending before Appeals; and

•

On October 27, 2023, the IRS issued to the Company a Letter 1058, Final Notice, Notice of Intent to Levy and Notice of Your Right to a Hearing, with respect to the Company’s (a) Form 941 liabilities for the tax periods ending March 31, June 30, September 30, and December 31, 2022, and (b) Form 940 liabilities for the tax period ending December 31, 2022 (such liabilities, “That Are Subject to Enforced Collection”).  On November 26, 2023, ShiftPixy timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to the Company Liability That Are Subject to Enforced Collection.  That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy That Are Subject to Enforced Collection.  That request is pending before the IRS Independent Office of Appeals.

Notwithstanding the above-described requests for a collection due process hearing, should the IRS determine the collectability of tax be in jeopardy, the IRS can, with limited notice, levy the affected Company’s bank accounts and subject it to enforced collection if ShiftPixy cannot obtain a resolution of the payroll tax issues, the United States Tax Court can review Appeals’ determination.  There is no assurance that the IRS will abate penalties and interest currently assessed against ShiftPixy. If ShiftPixy cannot get abated the outstanding penalties, and interest or raise the necessary capital to fund its payroll tax obligations and collection alternative, it may cause ShiftPixy to file for bankruptcy protection in the near future.

The Company has taken aggressive steps to reduce its overhead expenses. The Company’s plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and strengthening the Company’s sales force strategy by focusing on staffing services as the key driver towards its success. In addition, the Company is changing its business model since it is operating at a loss and not generating positive cash flows from operations. The payroll tax liabilities, interest, and penalties to increase. Based upon the current Company’s business plans may cause the Company to file for bankruptcy in the near future.

The Company expects to engage in additional sales register securities during Fiscal 2024, either through registered offerings or private placements, the proceeds of which the Company intends to use to fund its operations. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company is also seeking acquisition targets for growth, a recurring revenue base, significant gross profit conversion, margin expansion opportunities, a light industrial sector focus, a blue-chip client base, cyclical tailwinds, and a tenured management team willing and able to execute a comprehensive integration plan. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the issuance of the financial statements. The accompanying Consolidated Financial Statements do not include any adjustments for this uncertainty.

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the  Consolidated Financial Statements are issued, and (2) it is probable that the plans, when implemented, may mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the Consolidated Financial Statements are issued. Therefore, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern from twelve months the date of the issuance of issuance of the financial statements.

Historically, the Company’s principal source of financing has come through the sale of the Company’s common stock, including in certain instances, warrants and the issuance of convertible notes.

On October 5, 2023, the Company,  entered into a securities purchase agreement with an institutional investor, pursuant to which the Company issued and sell to the investor (i) in a registered direct offering, 56,250 shares of common stock of the Company common stock at a price of $26.40 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 38,125 shares of common stock at a price of $26.40 per share and an exercise price of $0.0001 per share of common stock, and (ii) in a concurrent  private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 56,250 shares of common stock, at an exercise price of $26.40 per share of common stock. The Pre-Funded warrants were exercised. The net proceeds of this offering were $2.0 million.

The following table sets forth a summary of changes in cash flows for the years ended August 31, 2023 and August 31, 2022.

	For the Years Ended August 31,
	2023	2022
Net cash used in operating activities	$(9,243,000)	$(17,520,000)
Net cash provided by (used in) investing activities	117,228,000	(117,463,000)
Net cash (used in) provided by financing activities	(108,528,000)	134,402,000
Decrease in cash	$(543,000)	$(581,000)

Operating Activities

Cash used in operations for the year ended August 31, 2023 was $ 9.2 million, primarily consisting of a net loss from continuing operations of $33.3 million from continuing operations, an increase in accounts payable and accrued  liabilities, payroll related liabilities and payroll, payroll tax liabilities and accrued workers compensation  of $16.5 million  a decrease in unbilled receivable of $0.3 million offset by an increase in accounts receivable, and prepaid expenses and other assets of prepaid expense of $1.0 million a decrease in operating lease liabilities of $0.6 million. In addition, cash from operations increased from non-cash expenses of $8.9 million.

Cash used in operations for the year ended August 31, 2022 was $17.5 million primarily consisting of the net loss of $43.4 million from continuing operations, an increase in accounts payable and accrued liabilities and payroll related payable and  payroll tax related liabilities of $14.6 million, a decrease in accounts receivable, unbilled receivable, workers compensation deposits of $1.4 million, offset by a decrease in accrued workers compensation of $0.5 million and an increase in prepaid and other current assets of $0.2 million  Cash from operations increased for non in non-cash expenses of $10.5 million.

Investing Activities

Net cash provided by investing activities for the year ended August 31, 2023, was $117. 2 million primarily from the redemption of IHC Trust Account of $117.6 million and offset by from the purchase of fixed assets of $0.3 million. Net cash used in investing activities for the year ended August 31, 2022, was $117.5 million which was primarily from an investment of $117.0 million from the proceeds of an initial public offering into the IHC Trust Account and from the purchase fixed assets of $0.5 million.

Financing Activities

Net cash used in financing activities for the year ended August 31, 2023, was $ 108.5 million which was from primary from the net proceeds of $7.1 million related to three private placements, $2.0 million from the net proceeds of an ATM offering and offset by $117.6 million payment to IHC shareholders. Net cash provided by financing activities for the year ended August 31 2022 was $134.4 million, primarily from the net proceeds of $116.7 million for an initial public offering of IHC, $11.0 million from the net proceeds from two private placements, $6.6 million net proceeds from the issuance of common stock for the exercise of warrants, net proceeds of $3.7 million for the issuance of preferred stock series A and a payment of $3.7 million of SPAC related offering cost.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company’s Annual Report for a complete listing of the critical accounting estimates. Below summarizes a few significant accounting policies for your reference.

Our Consolidated Financial Statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of August 31, 2023 have been taken into consideration in preparing the Consolidated Financial Statements. The preparation of Consolidated Financial Statements require estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our unaudited consolidated financial statements:

•

Assumption as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business;

•	Liability for legal contingencies;

•	Deferred income taxes and related valuation allowance;

•	Projected development of workers’ compensation litigation.

•	Payroll taxes and associated penalties and interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Periods Ended August 31, 2023, and August 31, 2022

To the Shareholders and Board of Directors of

ShiftPixy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated  balance sheets of ShiftPixy, Inc. (the “Company”) as of August 31, 2023 and 2022  the related consolidated  statements of  operations  stockholders’ deficit and cash flows for each of the two  years in the period ended August 31, 2023 , and the related notes  (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022 , and the results of its operations and its cash flows for each of the two  years in the period ended August 31, 2023 in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 , the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. As of August 31, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS, states, and local jurisdictions, and has incurred significant interest and penalties. There is no certainty that the Company will be able to meet this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter- Payroll Tax Liabilities

In forming our opinion, we have considered the adequacy of the disclosures included in the financial statements concerning among other things the risks and uncertainties related to the Company’s delinquent payroll tax liabilities, and associated penalties and interest. The current outstanding balances owed to the Internal Revenue Service (“IRS”), and various state and local jurisdictions, as of August 31, 2023 aggregated $29,595,000. The delinquent amounts may have a materially adverse effect on the Company’ ability to continue its operations, and in certain instances, should the IRS determine the collectability of the tax to be in jeopardy, the IRS can, with limited notice, levy the Company’s bank accounts. Our opinion is not modified with respect to this matter.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

December 14, 2023

ShiftPixy Inc.

Consolidated Balance Sheets

	August 31, 2023	August 31, 2022

ASSETS
Current assets
Cash	$75,000	$618,000
Accounts receivable, net	590,000	279,000
Unbilled accounts receivable	1,784,000	2,105,000
Prepaid expenses	839,000	696,000
Other current assets	532,000	187,000
Cash and marketable securities held in Trust Account (See Notes 2 and 5)	—	116,969,000
Total current assets	3,820,000	120,854,000

Fixed assets, net	1,622,000	2,769,000
Right-of-use asset	866,000	4,076,000
Deposits and other assets	192,000	919,000
Total assets	$6,500,000	$128,618,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$16,692,000	$16,225,000
Payroll tax related liabilities	29,595,000	14,175,000
Payroll related liabilities	2,940,000	2,777,000
Accrued workers’ compensation costs (Note 3)	1,219,000	567,000
Current liabilities of discontinued operations (Note 3)	4,389,000	1,362,000
Class A common shares subject to possible redemption 11,500,000 and no shares at $10.15 per share redemption value as of August 31, 2022 (See Notes 2 and 5)	—	116,969,000
Total current liabilities	54,835,000	152,075,000
Non-current liabilities
Operating lease liability, non-current	2,790,000	3,541,000
Accrued workers’ compensation costs	—	1,227,000
Non-current liabilities of discontinued operations	—	3,269,000
Total liabilities	57,625,000	160,112,000
Commitments and contingencies (See Notes 14 and 15)
Stockholders’ deficit
Convertible preferred stock series A, 50,000,000 authorized shares; $0.0001 par value: 0 and 358,333 shares issued and outstanding as of August 31, 2023 and August 31, 2022.	—	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; and 507,383 shares 21,390 issued and outstanding as of August 31, 2023 and August 31, 2022	—	—
Additional paid-in capital	175,226,000	151,737,000
Accumulated deficit	(226,351,000)	(192,725,000)
Total ShiftPixy, Inc. Stockholders’ deficit	(51,125,000)	(40,988,000)
Non-controlling interest in consolidated subsidiaries (See Note 4)	—	9,494,000
Total stockholders’ deficit	(51,125,000)	(31,494,000)
Total liabilities and stockholders’ deficit	$6,500,000	$128,618,000

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Operations

	For The Years Ended
	August 31, 2023	August 31, 2022
Revenue, net	$17,129,000	$36,002,000
Cost of revenue	16,251,000	34,227,000
Gross profit	878,000	1,775,000

Operating expenses:
Salaries, wages, and payroll taxes	15,762,000	14,821,000
Professional fees	3,609,000	7,673,000
Research and software development	263,000	2,529,000
Depreciation and amortization	523,000	509,000
Impaired asset expense	1,435,000	-
Right-of-use asset impairment expense	2,497,000	3,851,000
General and administrative	10,746,000	15,636,000
Total operating expenses	34,835,000	45,019,000

Operating loss	(33,957,000)	(43,244,000)

Other (expense) income:
SPAC offering expenses	-	(515,000)
Other income	642,000	316,000
Total other (expense) income	642,000	(199,000)
Loss from continuing operations before income taxes	(33,315,000)	(43,443,000)

Income tax expense (benefit)	13,000	(38,000)
Loss from continuing operations	(33,328,000)	(43,405,000)

Income (loss) from discontinued operations, net of tax	242,000	(590,000)
Non-controlling interest	(540,000)	-

Net loss attributable to ShiftPixy, Inc	$(33,626,000)	$(43,995,000)

Preferred stock preferential dividend	(127,145,000)	-
Deemed dividend from change in fair value from warrants modification	-	(15,703,000)
Net loss attributable to common stockholders	$(160,771,000)	$(59,698,000)

Net Loss per share, Basic and diluted
Continuing operations	$(299.27)	$(3,523.58)
Discontinued operations	$0.45	$(35.17)
Net loss per common share – Basic and diluted	$(298.823)	$(3,558.75)

Weighted average common stock outstanding – Basic and diluted	538,017	16,775

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy Inc.

Consolidated Statements of Stockholders’ Deficit

	Convertible Preferred Stock Series A		Common Stock		Additional		Total Stockholders’	Non	Total
	Issued		Issued		Paid-In	Accumulated	Deficit	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, August 31, 2021	-	$-	10,777	$-	$142,789,000	$(149,338,000)	$(6,549,000)	$47,472,000	$40,923,000
ASC 842 adoption catch up adjustment	-	-	-	-	-	608,000	608,000	-	608,000
Common stock issued for private placement, net of offering costs	-	-	1,188	-	4,183,000	-	4,183,000	-	4,183,000
Common stock issued on exercised warrants, net of offering cost (1)	-	-	4,009	-	5,409,000	-	5,409,000	-	5,409,000
Common stock issued on exercised warrants, net of offering costs (2)	-	-	2,083	-	1,163,000	-	1,163,000	-	1,163,000
Prefunded warrants for private placement, net of offering cost	-	-	-	-	6,861,000	-	6,861,000	-	6,861,000
Stock-based compensation expense	-	-	-	-	1,286,000	-	1,286,000	-	1,286,000
Remeasurement of IHC temporary equity	-	-	-	-	(13,675,000)	-	(13,675,000)	-	(13,675,000)
Preferred stock series A issued	691,666	-	-	-	3,721,000	-	3,721,000	-	3,721,000
Common stock issued for preferred stock series A conversion	(333,333)	-	3,333	-	-	-	-	-	-
Cancellation of non-controlling on withdrawal of SPACs S-1 registration statements	-	-	-	-	-	-	-	(37,978,000)	(37,978,000)
Net loss	-	-	-	-	-	(43,995,000)	(43,995,000)	-	(43,995,000)
Balance, August 31, 2022	358,333	-	21,390	-	151,737,000	(192,725,000)	(40,988,000)	9,494,000	(31,494,000)
Fair market value increase of preferred stock series A prior to reverse stock split	-	-	-	-	127,145,000	-	127,145,000	-	127,145,000
Preferential dividend of preferred series A stock	-	-	-	-	(127,145,000)	-	(127,145,000)	-	(127,145,000)
Common stock issued on exercised prefunded warrants	-	-	5,175	-	1,000	-	1,000	-	1,000
Common stock issued for private placement, net of offering costs	-	-	17,361	-	4,387,000	-	4,387,000	-	4,387,000
Common stock issued for private placement, net of offering costs	-	-	86,112	-	2,685,000	-	2,685,000	-	2,685,000
Common stock issued on conversion of preferred stock series A	(358,333)	-	358,333	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	954,000	-	954,000	-	954,000
Warrant modification expense	-	-	-	-	324,000	-	324,000	-	324,000
Additional shares issued due to reverse stock split	-	-	707	-	-	-	-	-	-
Net proceeds of ATM, net of offering expenses	-	-	18,305	-	1,973,000	-	1,973,000	-	1,973,000
Stock-based compensation conditional option preferred series A grant	-	-	-	-	3,131,000	-	3,131,000	-	3,131,000
Deconsolidation of VIE	-	-	-	-	10,034,000	-	10,034,000	(10,034,000)	-
Net loss	-	-	-	-	-	(33,626,000)	(33,626,000)	540,000	(33,086,000)
Balance, August 31, 2023	-	$-	507,383	$-	$175,226,000	$(226,351,000)	$(51,125,000)	$-	$(51,125,000)

(1)	January 26, 2022, Warrant Exercise Agreement
(2)	July 18, 2022Warrant Exercise Agreement

The accompanying notes are an integral part of these consolidated financial statements.

ShiftPixy, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31, 2023	August 31, 2022
OPERATING ACTIVITIES
Net loss	$(33,626,000)	$(43,995,000)
Net loss from discontinued operations	242,000	(590,000)
Net loss from non-controlling interest	(540,000)	-
Net loss from continuing operations	(33,328,000)	(43,405,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Bad debt expense	187,000	-
Depreciation and amortization	523,000	509,000
Impaired asset expense	1,435,000	-
Reserve for uncollectable purchase price note receivable	-	4,004,000
Right-of-use asset impairment	2,497,000	3,851,000
Stock-based compensation	954,000	1,283,000
Stock compensation – shares for services to directors accrued for	150,000	-
Stock-compensation related to conditional option grant preferred series A to CEO	3,131,000	-
Warrant modification expense	324,000	-
Expensed SPAC offering costs	-	515,000
Non-cash lease expense	713,000	382,000
Gain from settlement	(1,040,000)	-
Changes in operating assets and liabilities
Accounts receivable	(498,000)	219,000
Unbilled accounts receivable	321,000	636,000
Prepaid expenses and other current assets	(488,000)	(152,000)
Deposits – workers’ compensation	-	541,000
Deposits and other assets	-	25,000
Accounts payable and other accrued liabilities	459,000	6,409,000
Payroll tax liabilities	15,420,000	4,091,000
Payroll related liabilities	163,000	4,088,000
Operating lease liability	(631,000)	-
Accrued workers’ compensation	465,000	(515,000)
Total Adjustments	24,085,000	25,886,000
Net cash used in continuing operating activities	(9,243,000)	(17,519,000)
Net cash used in discontinued operating activities	-	(1,000)
Net cash used in operating activities	(9,243,000)	(17,520,000)

INVESTING ACTIVITIES
Purchase of fixed assets	(346,000)	(494,000)
Investment of IHC proceeds into IHC Trust Account	-	(116,969,000)
Redemption from IHC Trust Account	117,574,000	-
Net cash provided by (used in) investing activities	117,228,000	(117,463,000)

FINANCING ACTIVITIES
Proceeds from initial public offering IHC	-	116,725,000
Payment to IHC shareholders	(117,574,000)	-
SPAC offering costs paid	-	(3,663,000)
Proceeds from private placement, net of offering costs	7,072,000	4,183,000
Proceeds from At-The-Market offering, net of offering costs	1,973,000	-
Proceeds from private placement prefunded warrants, net of offering costs	1,000	6,861,000
Proceeds from exercised warrants	-	6,573,000
Preferred stock series A issued	-	3,723,000
Net cash (used in) provided by financing activities	(108,528,000)	134,402,000

Net decrease in cash	(543,000)	(581,000)
Cash - Beginning of Year	618,000	1,199,000
Cash - End of Year	$75,000	$618,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$175,000	$1,000
Income taxes	$31,000	$4,000
Non-cash Investing and Financing Activities:
Increase in marketable securities in the Trust Account and Class A mandatory redeemable common shares	$801,000	$-
Deconsolidation of VIE	$9,494,000	$-
Conversion of preferred stock series A to common stock	$1,000	$-
Remeasurement of Class A ordinary shares subject to redemption	$-	$244,000

See accompanying notes are an integral part to these consolidated financial statements.

ShiftPixy, Inc.

Notes to the Consolidated Financial Statements

August 31, 2023

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

The Company functions as an employment administrative services (“EAS”) provider primarily through its wholly owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), as well as a staffing provider through another of its wholly owned subsidiaries, ShiftPixy Staffing, Inc. (“Staffing”). These subsidiaries provide a variety of services to our clients typically as a co-employer through HCM and a direct employer through Staffing, including the following: administrative services, payroll processing, human resources consulting, and workers’ compensation administration and coverage (as permitted and/or required by state law). The Company has built a human resources information systems (“HRIS”) platform to assist in client acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”).

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

Effective August 31, 2022, ShiftPixy, Inc. filed articles of amendment to the Company’s articles of incorporation to effect a one-for-one hundred (1:100) reverse split of the Company’s issued and outstanding shares of common stock. The reverse split became effective on Nasdaq September 1, 2022.

Effective October 14, 2023, the Company filed articles of amendment to the Company’s articles of incorporation to affect a one-for-twenty four (1:24) reverse split of the Company’s issued and outstanding shares of common stock. The reverse split became effective on Nasdaq October 16, 2023. All references to common stock, warrants and options except for the conditional preferred stock option granted in August 2023, to purchase common stock, including per share data and related information contained in the Consolidated Financial Statements have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

Note 2: Summary of Significant Accounting Policies, Going Concern and Liquidity

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of ShiftPixy, Inc., and its wholly owned subsidiaries. The  consolidated financial statements previously included the accounts of Industrial Human Capital, Inc. (“IHC”), which was a special purpose acquisition company, or “SPAC,” for which our wholly owned subsidiary, ShiftPixy Investments, Inc., served as the financial sponsor (as described below), and which SPAC was deemed to be controlled by the Company  a result of the Company’s 15% equity ownership stake, the overlap of three of our executive officers for a period of time as executive officers of IHC, and significant influence that the Company exercised over the funding and acquisition of new operations for an initial business combination (“IBC”). (See below, Note 2, Variable Interest Entity, see below.). All intercompany balances have been eliminated in consolidation until February 7, 2023, at which time it was deconosolidated. As of February 7, 2023, IHC was not a part of the Company’s operations, and consolidation. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account, See Note 4, to IHC shareholders on December 1, 2022, effectively liquidating the Trust. On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. See Note 4, Pursuant to ASC 810-10-15, consolidation is precluded where control does not rest for a non-controlling interest in legal reorganization or bankruptcy. In addition, IHC did not meet the criteria of a Variable Interest Entity (“VIE”), see Note 4.

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

•	Liability for legal contingencies

•	Projected development of workers’ compensation claims

•	Payroll tax and associated penalties and interest

•	Impairment of long-lived assets

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions that are difficult to measure of value.

Management regularly reviews the key factors and assumptions to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such valuation, if deemed appropriate, those estimates are adjusted accordingly.

Liquidity, Capital Resources and Going Concern

As of August 31, 2023, the Company had cash of $0.1 million and a working capital deficit of $50.1 million. During the year ended August 31, 2023, the Company used approximately $9.2 million of cash from its continuing operations and incurred recurring losses, resulting in an accumulated deficit of $226.4 million. As of August 31, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS, states and local jurisdictions. The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  On September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds. Recently, the Company has filed ERTC claims for our clients and has not received any acceptance from the IRS. Some clients have filed suits against the Company, demanding that the Company take action to file for additional ERTCs for certain tax periods.

ShiftPixy have received notices from the IRS that they owe approximately $11.8 million for unpaid tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of ShiftPixy as of August 31, 2023. ShiftPixy expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against ShiftPixy, Inc. and ShiftPixy, potentially in addition to other subsidiaries.  ShiftPixy have taken steps to preserve so-called “collection due process rights” and present collection alternatives to the proposed enforced collection.  Specifically:

•

ShiftPixy had a collection due process hearing with the IRS Independent Office of Appeals on October 24, 2023. On October 24 and November 6, 2023, ShiftPixy requested that the IRS Independent Office of Appeals (“Appeals”), among other things, abate additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax. That request is pending before Appeals; and

•

On October 27, 2023, the IRS issued to ShiftPixy a Letter 1058, Final Notice, Notice of Intent to Levy and Notice of Your Right to a Hearing, with respect to ShiftPixy's (a) Form 941 liabilities for the tax periods ending March 31, June 30, September 30, and December 31, 2022, and (b) Form 940 liabilities for the tax period ending December 31, 2022 (such liabilities, “ShiftPixy’s Liability That Are Subject to Enforced Collection”). On November 26, 2023, ShiftPixy timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection. That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy Corporate Services’ Liability That Are Subject to Enforced Collection. That request is pending before the IRS Independent Office of Appeals.

Notwithstanding the above-described requests for a collection due process hearing, should the IRS determine the collectability of tax be in jeopardy, the IRS can, with limited notice, levy the affected Company’s bank accounts and subject it to enforced collection if ShiftPixy cannot obtain a resolution of the payroll tax issues, the United States Tax Court can (and will be asked to) review Appeals’ determination. There is no assurance that the IRS will abate penalties and interest currently assessed against ShiftPixy. If ShiftPixy gets abated the outstanding penalties, and interest or raise the necessary capital to fund its payroll tax obligations and collection alternative, it may cause ShiftPixy to file for bankruptcy protection in the near future.

The Company has taken aggressive steps to reduce its overhead expenses. The Company’s plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and seeking acquisitions targets funded by debt or stock by Company’s in staffing services as the key driver towards its success.

The Company expects to engage in additional sales of its securities during Fiscal 2024, either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets at distressed prices, or consider other means of financing. The Company is also seeking acquisition targets funded by debt and stock, for growth, a recurring revenue base, significant gross profit conversion, margin expansion opportunities, a light industrial sector focus, a blue-chip client base, cyclical tailwinds, and a tenured management team willing and able to execute a comprehensive integration plan. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. These Consolidated Financial Statements do not include any adjustments for this uncertainty.

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the Consolidated Financial Statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the Consolidated Financial Statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the  Consolidated Financial Statements are issued, and (2) it is probable that the plans, when implemented, may mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Therefore, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of the issuance of the financial statements.

Historically, the Company’s principal source of financing has come through the sale of the Company’s common stock, including in certain instances, warrants and the issuance of convertible notes.

On October 5, 2023, the Company, entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 56,250 shares at a  price of $26.40 per share, and pre-funded warrants, to purchase up to 38,125 shares of common Stock at a price of $26.40 per share and an exercise price of $0.0001 per share of common stock, and (ii) in a concurrent securities private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 56,250 shares of common stock, at an exercise price of $26.40 per share of common stock. The pre-funded warrants were exercised in October 2023 and the Company issued 38,125 shares of common stock. The net proceeds of this offering were $2.0 million.

Revenue and Direct Cost Recognition

The Company’s revenues are primarily disaggregated into fees for providing staffing solutions and EAS/HCM services. The Company enters into contracts with its clients for Staffing based on a stated rate and price in the contract. Contracts generally have a term of 12 months, are cancellable at any time by either party with 30 days’ written notice. Revenue is (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. The Company does not have significant financing components or significant payment terms for its clients and consequently has no material credit losses. The Company uses the output method based on a stated rate and price over the payroll processed to recognize revenue, as the value to the client of the goods or services transferred to date appropriately depicts the Company’s performance towards complete satisfaction of the performance obligation.

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

EAS Solutions / HCM

EAS solutions and Human Capital Management “HCM” revenues are primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) an administrative fee and (iii) if eligible, WSE can elect certain pass-through benefits.

Gross billings are invoiced to each EAS and HCM client, concurrently with each periodic payroll. Revenues are offset by payroll cost component and pass through costs which are presented on a net basis for revenue recognition. WSEs perform their services at the client's worksite. The Company assumes responsibility for processing and remitting payroll to the WSE and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets were $1.8 million and $2.1 million, as of August 31, 2023 and August 31, 2022, respectively.

Disaggregation of Revenue

The Company’s primary revenue streams include HCM / EAS and staffing services. The Company’s disaggregated revenues for the year ended August 31,2023 and August 31, 2022, respectively, were as follows (in millions):

	For the Years Ended
Revenue (in thousands):	August 31, 2023	August 31, 2022

HCM / EAS (1)	$1.6	$6.4
Staffing	15.5	29.6
Total	$17.1	$36.0

(1) HCM / EAS revenue is presented net, $39.0 gross less worksite employees payroll cost of $37.4 for the years end August 31, 2023 and August 31, 2022, $52.2 million gross less worksite employees payroll cost of $45.8, respectively.

For the years ended August 31, 2023, and August 31, 2022, respectively, the following states represented more than 10% of total revenues:

	For the Years Ended
States:	August 31, 2023	August 31, 2022
California	51.7%	52.1%
Washington	11.6%	13.3%
New Mexico	10.8%	8.1%

.

Incremental Cost of Obtaining a Contract

Pursuant to the “practical expedients” provided under Accounting Standards Update “ASC” No 2014-09, the Company expenses sales commissions when incurred because the terms of its contracts are cancellable by either party upon 30-day notice. These costs are recorded in commissions in the Company’s Consolidated Statements of Operations.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of August 31, 2023, and August 31, 2022.

Marketable Securities Held in Trust

As of August 31, 2022, all of the assets held in the Trust Account were invested in U.S. Treasury securities with maturities of 180 days or less. These funds were restricted for use and were only be used for purposes of completing an initial business combination (“IB”) or redemption of the public common shares of IHC. On December 1, 2022, the Company distributed $117.6 million to the shareholders of IHC. As of August 31, 2023, and August 31, 2022, assets held in the Trust Account were $0 and $117.0 million.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of August 31, 2023, and August 31, 2022, there was $0.0 million and $0.6 million, respectively, of cash on deposit in excess of the amounts insured by the FDIC.

The following represents clients who have ten percent of total accounts receivable as of August 31, 2023, and August 31, 2022, respectively.

	As of
	August 31, 2023	August 31, 2022
Client 1	64.5%	0.0%
Client 2	23.6%	41.9%
Client 3	5.6%	13.7%
Client 4	3.3%	21.9%
Client 5	0.0%	20.7%

The following represents clients who have ten percent of gross revenues for the years ended August 31, 2023, and August 31, 2022, respectively.

	August 31, 2023	August 31, 2022
Client 1	13.9%	7.8%
Client 2	10.6%	10.7%

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

Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of fixed assets for purposes of computing depreciation are as follows:

Equipment:	5 years
Furniture & Fixtures:	5 – 7 years
Leasehold improvements	Shorter of useful life or the remaining lease term, typically 5 years

Depreciation and amortization expense for the years ended August 31, 2023, and August 31, 2022 were $0.5 million and $0.5 million, respectively, and included on the Consolidated Statements of Operations.

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and testing of the Company’s proprietary employer information systems and are accounted for in accordance with Accounting Standards Codification “ASC” 350-40, Internal Use Software.

Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section fixed assets, net in the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service. The net book value for computer software development is $0 as of August 31, 2023, and August 31, 2022.

The Company determined that there was no material capitalized internal software development costs for the years ended August 31, 2023 and August 31, 2022. All capitalized software recorded was purchased from third party vendors. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

 The Company incurred research and development costs of $0.3 million and $2.5 million for the years ended August 31, 2023, and August 31, 2022, respectively. All costs were related to internally developed or externally contracted software and related technology for the Company’s HRIS platform and related mobile applications.

Lease Recognition

The Financial Accounting Standards Board “FASB” established Topic 842, Leases, by issuing ASU No. 2016-02 “ASC” 842, which required lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use asset model (“ROU”) that required a lessee to recognize an ROU operating lease asset and lease liability on the balance sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statement of Operations.

Impairment and Disposal of Long-Lived Assets

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed not to be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. The Company recorded an impairment expense for its long-lived assets including its right-of of use assets for the years ended August 31, 2023 and August 31, 2022 of $3.9 million and $7.9 million, respectively.

Workers’ Compensation

Everest Program

Until July 2018, a portion of the Company’s workers’ compensation risk was covered by a retrospective rated policy through Everest National Insurance Company, which calculates the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy. The Company funded the policy based on standard premium rates on a monthly basis and based on the gross payroll applicable to workers covered by the policy. During the policy term and thereafter, periodic adjustments may involve either a return of previously paid premiums or a payment of additional premiums by the Company or a combination of both. If the Company’s losses under that policy exceed the expected losses under that policy, then the Company could receive a demand for additional premium payments. The Company became engaged in litigation regarding such a demand for additional premium payments; however, the Company reached a settlement agreement with Everest for $0.4 million in June 2023 to end its litigation. As a result of the settlement, the Company recorded a gain of $1.0 million during the year ended August 31, 2023. The Company made an initial payment of $0.1 million and has monthly payment of $0.1 million. The Company owes Everest $0.3 million as of August 31, 2023, which is included in accounts payable and accrued liabilities in the accompanying balance sheet.

Sunz Program

From July 2018 through February 28, 2021, the Company’s workers’ compensation program for its WSEs was provided primarily through an arrangement with United Wisconsin Insurance Company and administered by Sunz Insurance Solutions, LLC (“Sunz”). Under this program, the Company has financial responsibility for the first $0.5 million of claims per occurrence. The Company provided and maintained a loss fund that is earmarked to pay claims and claims related expenses. The workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim loss funds”). The level of claim loss funds is primarily based upon anticipated WSE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. The Company has not funded into the program for incurred claims that was expected to be paid within one year. As of August 31, 2023 and August 31, 2022, the liability owed to Sunz that is recorded in accrued workers compensation cost discounted operations liabilities is $5.6 million and $5.0 million, respectively. The Company is currently engaged in litigation with Sunz for additional claims loss funds, as discussed in Note 15, Contingencies, Sunz.

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

There were no workers compensation deposits related to these programs as of August 31, 2023, and as of August 31, 2022, respectively.

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

With regard to the prior programs, which continue until fully concluded, the Company’s estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on its consolidated balance sheets. As of August 31, 2023 and August 31, 2022, the Company had short-term accrued workers’ compensation costs of $1.2 million and $0.6 million, and long-term accrued workers’ compensation costs of $0 million and $1.2 million, respectively.

The Company retained workers’ compensation asset reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure Employer Services, Inc. (“Vensure”), in connection with the Vensure Asset Sale described in Note 3, Discontinued Operations, below. As of August 31, 2023, the workers’ compensation assets and liabilities are presented as a discontinued operations net asset or liability. As of August 31, 2023, and August 31, 2022, the Company had $4.4 million and $1.4 million in short-term liabilities, and $0 million and $3.3 million in long-term liabilities, respectively. The Company had no related long-term assets as of August 31, 2023 and as of August 31, 2022, respectively.

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

The Company has had very limited and immaterial COVID-19 related claims between March 2020 through the date of this Annual Report, although there is a possibility of additional workers’ compensation claims being made by furloughed WSEs as a result of the employment downturn caused by the pandemic. On May 4, 2020, the State of California indicated that workers who become ill with COVID-19 would have a potential claim against workers’ compensation insurance for their illnesses. There is a possibility that additional workers’ compensation claims could be made by employees required to work by their employers during the COVID-19 pandemic, which could have a material impact on the Company’s workers’ compensation liability estimates. While the Company has not seen significant additional expenses as a result of any such potential claims to date, which would include claims for reporting periods after August 31 2023, we continue to monitor closely all workers’ compensation claims made in relation to the COVID-19 pandemic.

Fair Value of Financial Instruments

Accounting Standard Codification “ASC” 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of August 31, 2023 and August 31, 2022, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at the Company’s estimate of expected collections value as described below, See Note 3, Discontinued Operations.

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

Funds held in Trust Account represent U.S. treasury bills that was restricted for use and may only be used for purposes of completing an IBC or redemption of the public shares of common stock of the SPACs as set forth in their respective trust agreements. The funds held in trust are included within Level 1 of the fair value hierarchy and included in cash and marketable securities held in Trust Account in the accompanying Consolidated Balance Sheets. The Trustee distributed all the funds in the Trust Account to the shareholders of IHC on December 1, 2022.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the years ended August 31, 2023 and August 31, 2022.

Level 1 assets consisted of cash and marketable securities (only for August 31, 2022) as of August 31, 2023, and August 31, 2022, respectively.  The Company did not have any Level 2 or 3 assets or liabilities as of August 31, 2023, or August 31, 2022.

The Company has recorded approximately $1.0 million charge for an impairment expense for the year ended August 31, 2023 for its fixed assets. The Company asses the impairment charge based upon Level 3 Inputs to the valuation methodology.

Below is non-recurring fair measurement, based upon significant unobservable inputs as of August 31, 2023.

Fair Value at Reporting Data Using
		Quoted Prices	Significant
		in Active Market	Other Observable	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of August 31, 2023
Fixed assets	$1,622,000	$-	$-	$1,622,000

Advertising Costs

The Company expenses all advertising as incurred. Advertising expense for the year August 31, 2023 and August 31, 2022 was $2.3 million and $2.6 million, respectively. Adverting expense includes salaries and external costs.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of August 31, 2023, and August 31, 2022, respectively.

Stock-Based Compensation

The Company has one stock-based compensation plan under which the Company may issue awards, as described in Note 10, Stock Based Compensation, below. The Company accounts for the Plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations at their fair values.

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical volatility of the Company’s common stock since the Company’s initial public offering. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

The Company elects to account for forfeitures as they occur. As such, compensation cost previously recognized for an unvested award that is forfeited because of the failure to satisfy a service condition is revised in the period of forfeiture.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted net loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options, warrants, shares of common stock to be issued to directors for services provided and the option for preferred stock Class Option using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive and conditional option for Preferred Stock Series A that is convertible into common stock. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation.

The number used for the weighted average number of shares of common stock included convertible preferred shares series A for the year ended August 31, 2022 and conditional preferred option for the year ended August 31, 2023. These securities are convertible to common stock on a one for one basis to common stock without any restrictions and considered common stock since the exercise price is par value.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common shareholder of ShiftPixy, Inx. Because their effect would be antidilutive for the periods presented:

	For the Year Ended August 31, 2023	For the Year Ended August 31, 2022
Options	417	490
Shares to be issued for services to the board of directors	1,208	-
Warrants	138,309	21,783
Total potentially dilutive shares	139,934	22,272

The conditional preferred  options were excluded from the potentially dilutive shares in the table above since they are included in the weighted average outstanding share count for the basic earnings per share calculation. For the table above, “Options” represent all options granted under the Company’s 2017 Stock Option/Stock Issuance Plan (the “Plan”), as described in Note 10, Stock Based Compensation, below. The number of options and warrants have been presented retroactively for the one-for-twenty-four (1:24) reverse stock split, which was effective October 14, 2023, before the issuance of the financial statements.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board “FASB” issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a client. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. On September 1, 2022, the Company adopted this guidance, and it was not material to the results of operations.

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

Through November 30, 2022, only one of the four SPAC companies existed, See Note 4 Special Purpose Acquisition Company Sponsorship that has more information regarding the remaining SPAC company. There are no SPAC companies as of February 7, 2023.

In connection with the IPO in October 2021, the Company purchased, through its wholly owned subsidiary, ShiftPixy Investments, Inc. (“Investments” or the “Sponsor”), 4,639,102 private placement warrants (“Placement Warrants”) at a price of $1.00 per warrant, for an aggregate purchase price of $4.6 million, and the Company currently own 2,110,000 Founder Shares of IHC common stock, representing approximately 15% of the issued and outstanding common stock of IHC. Before the closing of the IPO, the Sponsor transferred 15,000 Founder Shares to IHC’s independent directors, reducing its shareholdings from 2,125,000 to 2,110,000. Each Placement Warrant was identical to the warrants sold in the IPO, except as described in the IPO registration statement and prospectus. Following the completion of IHC’s IPO, the Company determined that IHC was a VIE in which the Company had a variable interest because IHC did not have enough equity at risk to finance its activities without additional subordinated financial support. The Company had also determined that IHC’s public stockholders did not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A, at such time. As such, the Company concluded that they were the primary beneficiary of IHC as a VIE, as the Company had the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact IHC’s economic performance. Since the Company was the primary beneficiary, IHC to be consolidated into the Company’ Consolidated Financial Statements through February 7, 2023. See Note 4, for the dissolution of IHC and entire amount from the Trust Account to IHC shareholders on December 1, 2022. As of December 1, 2021, the Company determined that IHC was not a VIE. The Company did not have the power to direct the operations of IHC since IHC was dissolved on November 14, 2022, and the assets of the Trust Account were distributed to its shareholders on December 1, 2022. The Company lost its voting rights, and there is no possibility of recouping its investment. As a result, the Company determined that IHC will not be consolidated into the Consolidated Financial Statements as of December 1, 2022, See Note 4 regarding three of IHC creditors forcing them into bankruptcy. As a result of the deconsolidation of the VIE on February 7, 2023, the Company recorded the elimination of $9.4 million of the non-controlling interest to additional paid-in capital as it was originally recorded. The net liabilities of IHC were $0.6 million as of February 7, 2023, that resulted in the Company recording $0.6 million to other income and $0.5 million to non-controlling or, 85% of its non- ownership interest in IHC.

Subject to Possible Redemption

The Company previously accounts for its common stock holdings in its sponsored special purpose acquisition corporations “SPACs” (which were consolidated in the Company’s Consolidated Financial Statements through February 7, 2023, which was previously subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock were classified as a current liability since the shares were redeemed as of August 31, 2022. Each sponsored SPAC’s shares of common stock feature certain redemption rights that are considered to be outside of the SPAC’s control and subject to occurrence of uncertain future events. However, since the common stock subject to redemption were paid to IHC shareholders on December 1. 2022, the fair market value as of August 31, 2022, was classified as a current liability. The Company has recorded increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid in-capital and accumulated deficit.

Reclassification

The Company reclassified certain expenses to conform to the current year's presentation, for accrued penalty and interest to payroll tax related liabilities, which was included on the accompanying consolidated balances sheets. In addition for the consolidated statements of operations, penalties and interest expense was included with salaries, wages and payroll taxes which was previously included in general and administrative expenses. For the year ended August 31, 2022, the reserve for uncollectible purchase price adjustment note receivable was reclassified to general and administrative expenses.

Note 3 – Discontinued Operations

On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant which was the assigned client contracts was significant to its revenues for the three months ended November 30, 2019, including 100% of the Company’s existing professional employer organization or PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years.

The Company recorded the Note Receivable based on the Company’s estimate of expected collections which, in turn, was based on additional information obtained through discussions with Vensure and evaluation of the Company’s records. On March 12, 2021, the Company received correspondence from Vensure proposing approximately $10.7 million of working capital adjustments under the terms of the Vensure Asset Sale agreement which, if accepted, would have had the effect of eliminating any sums owed to the Company under the Note Receivable. As indicated in the reconciliation table below, the Company had recorded $2.6 million of working capital adjustments, subject to final review and acceptance, and has provided an additional reserve of $2.9 million for potential claims. By letter dated April 6, 2021, the Company disputed Vensure’s proposed adjustments and maintains that the amount Vensure owes the Company pursuant to the Note receivable is as much as $9.5 million. The Company assessed the collectability of this note receivable during the reporting of its Fiscal Year End as of August 31, 2022, and determined that it was probable that all contractually required payments will not be collected and recorded a reserve on collectability of approximately $4 million. The matter is discussed per Note 15 Contingencies, Vensure Litigation. In addition, on November 15, 2023, the Company won an arbitration case for $2.5 million, and the Company received $2.5 million on November 22, 2023. This is considered a gain contingency, and the Company will record a gain during the three months ended November 2023, see Note 16 Subsequent Events.

The following reconciliation of the gross proceeds to the net proceeds and the Note Receivable from the Vensure Asset Sale is presented in the Consolidated Balance sheets as of August 31, 2023 and August 31, 2022

Gross proceeds	$19,166,000
Cash received at closing – asset sale	(9,500,000)
Cash received at closing – working capital	(166,000)
Gross note receivable	$9,500,000
Less: Transaction reconciliation – estimated working capital adjustment	(2,604,000)
Adjusted note receivable	6,896,000
Less: reserve for estimated potential claims	(2,892,000)
Less: reserve for uncollectable purchase price note receivable	(4,004,000)
Note receivable	$—

As discussed above, the Company was fully reserved for the note due to purchase price disputes and deemed the note receivable net realizable value was zero as of August 31, 2023 and August 31, 2022, respectively.

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

 The carrying amounts of the classes of assets and liabilities from the Vensure Asset Sale included in discontinued operations are as follows:

	August 31, 2023	August 31, 2022
Deposits – workers’ compensation	$—	$—
Total current assets	—	—
Deposits – workers’ compensation	—	—
Total assets	$—	$—

Accrued workers’ compensation cost	$1,303,000	$1,362,000
Total current liabilities	1,303,000	1,362,000
Accrued workers’ compensation cost	3,068,000	3,269,000
Total liabilities	4,389,000	4,631,000

Net liability	$(4,389,000)	$(4,631,000)

Reported results for the discontinued operations for the year ended August 31,2023 and August 31, 2022 were as follows:

	For the Years Ended
	August 31, 2023	August 31, 2022
Revenues	$—	$—
Cost of revenue	606,000	590,000
Gross profit	(606,000)	(590,000)

Operating expenses:
Settlement gain	(848,000)	—
Total operating expenses	(848,000)	—

Net income (loss) from discontinued operations	$242,000	$(590,000)

During the years ended August 31, 2023 and August 31, 2022, the Company recorded net income (loss) loss from discontinued operations of $0.2 million and $0.6 million, which has been fully reserved for income tax. The components of income tax expense (benefit) for discontinued operations are as follows:

	For the Years Ended August 31,
	2023	2022
Income expense tax (benefit)
Federal tax expense (benefit)	$47,000	$(114,000)
State tax expense (benefit)	17,000	(45,000)
Total tax expense (benefit)	64,000	(159,000)
Loss carryforwards	(64,000)	159,000
Income tax expense from discontinued operations	$—	$—

Note 4: Special Purpose Acquisition Company (“SPAC”) Sponsorship

IHC closed on its IPO effective October 2021, and its net proceeds of $116.7 million, the funds were placed in a trust account (the “Trust Account”) and was invested in U.S. government securities. The Company owned approximately 15% of its issued and outstanding stock. Furthermore, we anticipated that IHC would operate as a separately managed, publicly traded entity following the completion of its IPO. The operations of IHC have been consolidated in the accompanying Consolidated Financial Statements through November 30, 2022.

On October 14, 2022, the stockholders of IHC approved the proposed action to file an amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from October 22, 2022, to April 22, 2023, or a such earlier date as determined by the board of directors. The Company accordingly filed the Amendment with the Secretary of State of Delaware. In connection with the meeting, however, shareholders holding 270,032,328 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account, leaving 5,967,672 of the Company’s remaining Public Shares outstanding and the Trust Account substantially below the $5 million minimum net tangible asset amount required by IHC’s Amended and Restated Certificate of Incorporation to be available upon consummation of such Business Combination. IHC’s efforts to secure the decisions of some shareholders to reverse their redemptions were unsuccessful, and IHC accordingly declined to fund the extension, cancelled the Amendment as filed with the Secretary of State of Delaware, and proceeded to cease operations, dissolve and unwind. The board of directors of IHC accordingly adopted resolutions to liquidate, dissolve and unwind the entity. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account to IHC shareholders on December 1, 2022, effectively liquidating the Trust. The Class A common shares subject to redemption were, however, classified as a current liability as of August 31, 2022 and through November 30, 2022. In view of the actions taken in November and December of 2022, the Company has concluded that as of February 7, 2023, the operations of IHC shall not be included in the Company’s consolidation as IHC did not meet the criteria of a VIE. A net liability of $0.6 million was recorded to other income, and $0.5 million was recorded for the non-controlling interest, applicable to the 85% interest that the Company did not own of IHC.

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

Note 5: Accounts Receivable, Unbilled Receivable and Advanced Payments

The Company’s accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. The Company in some instances may require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, ShiftPixy may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance for doubtful accounts was $0.2 million and $0 as of August 31, 2023 and August 31, 2022, respectively.

The Company recognized unbilled revenue when work site employee payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients'' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of August 31, 2023 and August 31, 2022, advance collections included in unbilled revenue were $1.8 million and $2.1million, respectively.

The Company receives advanced payments from customers prior to a payment that their invoice. The Company records this as a liability and the amount as of August 31, 2023 and August 31, 2022 $0.2 million and $0, respectively.

Note 6: Fixed Assets

Fixed assets consisted of the following as of August 31, 2023, and August 31, 2022

	August 31, 2023	August 31, 2022
Equipment	$2,182,000	$2,700,000
Furniture & fixtures	614,000	614,000
Leasehold improvements	604,000	710,000
	3,400,000	4,024,000
Accumulated depreciation & amortization	(1,778,000)	(1,255,000)
Fixed assets, net	$1,622,000	$2,769,000

Depreciation and amortization expense for the years ended August 31, 2023 and August 31, 2022 was $0.5 million and $0.5 million respectively.

The Company recorded an impairment expense related to its fixed assets of $1.0 million and $0 for the years ended August 31, 2023 and August 31, 2022, respectively and reduced equipment and accumulated depreciation and amortization.

Software consists primarily of customized software purchased from third-party providers, which is incorporated into the Company’s HRIS platform and related mobile applications.

The Company has evaluated certain development costs of its software solution in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. For the years ending August 31, 2023 and August 31, 2022, no internally developed software was capitalized.

Note 7: Workers’ Compensation

In prior years, the Company had three workers’ compensation programs in effect at various points. The Everest program covered corporate employees and WSEs from July 1, 2017 through June 30, 2018 and the SUNZ program covered corporate employees and WSEs from July 1, 2018 through February 28, 2021.

During Fiscal 2021, the Company made a strategic decision to change its approach to securing workers’ compensation coverage for our clients. This was primarily due to rapidly increasing loss development factors stemming in part from the COVID-19 pandemic. The combination of increased claims from WSEs, the inability of WSEs to obtain employment quickly and return to work after injury claims and increasing loss development factor rates from our insurance and reinsurance carriers resulted in significantly larger potential loss exposures, claims payments, and additional expense accruals. Any final adjustments to the premiums are based on the final audited exposure multiplied by the applicable rates, classifications, experience modifications and any other associated rating criteria Starting on January 1, 2021, we began to migrate our clients to our new direct cost program, which we believe significantly limits our claims exposure. Effective March 1, 2021, all of our clients had migrated to the direct cost program.

The Company is currently engaged in litigation regarding for additional premium payments from additional claims loss funds from Sunz, as discussed at Note 15 Contingencies, and Sunz Litigation, below.

Note 8: Payroll Tax And Related Liabilities

Accrued payroll liabilities consisted of the following as of August 31, 2023, and August 31, 2022:

	August 31, 2022	August 31, 2022
Payroll taxes liabilities	$22,840,000	$12,932,000
Payroll related liabilities	237,000	346,000
Accrued penalties and interest	6,518,000	897,000
Total	$29,595,000	$14,175,000

Payroll tax liabilities and payroll tax accrual are associated with the Company’s WSEs as well as its corporate employees. The Company has recorded approximately $6.5 million and $0.9 million in interest and penalties on approximately $22.8 million and $12.9 million on delinquent outstanding payroll taxes to the IRS and states and local authorities. In addition, the has received notices from the IRS has for approximately $11.8 million for unpaid tax liabilities including penalties and interest. The IRS can levy the Company’s bank accounts and is subject to enforcement collections. ShiftPixy has requested for a collection due process or equivalent hearing, that are subject to enforced collection.  ShiftPixy has also filed for an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are subject to enforced collection.  That request is pending before the IRS Independent Office of Appeals.

Note 9: Stockholders’ Deficit

Preferred Stock Series A

On October 22, 2021, the Company’s board of directors canceled 491,250 Preferred Options previously issued to its co-founder, J. Stephen Holmes. As noted in Note 15, Contingencies, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to these preferred options. Were the trustee to be successful in its claim, the Company would be obligated to issue up to 520,833 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. A total of Preferred Options, in excess of the options claimed by the trustee of the bankruptcy estate of Mr. Holmes and issued pursuant to the September 2016 grant and triggered by the Vensure Asset Sale remain unexercised. The Preferred Options expire on December 31, 2023, see Note 15, Contingencies and Note 16, Subsequent Events. The Company has made an informal arrangement to conclude this matter. The Company has accrued $550,000 as of August 31, 2023, which is included in accounts payable and accrued liabilities in the accompany balance sheets to the Consolidated Financial Statements.

On July 14, 2022, the Board of the Company approved the issuance to the Company’s founder and principal shareholder, Scott Absher, of 520,833 shares of the Company’s preferred Series A stock .par value $0.0001 per share, in exchange for (a) the surrender by Mr. Absher of his options to acquire 520,833 Preferred Shares, which Preferred Options provide for exercise upon certain triggering events as described above, and as detailed in the Company's prior filings, and (b) the tender of payment by Mr. Absher of the sum of $5,000, representing four times the par value for such Preferred Shares. The Company evaluated the Preferred Shares on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $5.57 per preferred share Series A. The Company used the following assumptions to value the expense related to the preferred shares series A: (i) life of 10 years; (ii) risk free rate of 3.1%; (iii) volatility of 125.7%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.3 per share of the Company’s common stock. These were recorded as compensation expense in the general and administrative expenses during the fiscal year August 31, 2022.

On August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.8 million, in exchange for an option to receive 170,833 shares of the Company's preferred stock series A. The Company evaluated the preferred shares series A on the same date using Level 2 inputs based on the closing market price of the Company’s common stock. The resulting allocated common share price was then discounted for a lack of marketability of shares, which yielded a fair value of $0.2025 per Preferred Share. The Company used the following assumptions to value the expense related to the Preferred Shares: (i) life of 10 years; (ii) risk free rate of 3.0%; (iii) volatility of 125.7%; (iv) exercise price of $0.0001 per share; and (v) a fair value of $0.23 per share of the Company’s common stock. Pursuant to Rule 144, 170,833, when converted into shares of common stock, are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 358,333 preferred shares were converted into common stock on September 1, 2022, after the Company's reverse stock split had taken effect. As of November 30, 2022, there were no preferred shares options or preferred shares outstanding. As a result of this transaction, the Company recorded a preferential dividend of $127.1 million based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock. In addition, this had no effect on stockholders' deficit. Resulting in a reduction of the net loss available to common shareholders in the Company’s basic net loss per share calculation.

Prior to the shareholder vote to approve the reverse stock split, the Company on August 2, 2022, amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the preferred series A stock of the company. The reverse stock split was subsequently approved by the shareholders, and effectively the terms and conditions of the preferred stock were “deemed modified” and treated as an extinguishment (in accordance with ASC 470-50 and ASC 260-10-S99-2 for the disproportionate value received (the carrying compared to the fair value received).

On September 1, 2022, Mr. Absher converted 358,333 preferred shares series A to 358,333 shares of the Company’s common stock. Pursuant to Rule 144, these 358,333 shares of common stock are subject to a six-month holding period during which they may not be sold in the marketplace. All of the 358,333 preferred shares series A were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect. Accordingly, no preferred stock series A shares are issued and outstanding as of August 31, 2023. As noted in Note 15 Contingencies, however, the trustee of the bankruptcy estate of Mr. Holmes is now asserting rights to preferred options and has attempted to convert preferred options into shares of preferred series A stock. On December 8. 2023, the Company reached a settlement for $550,000 and the Company has accrued this in the accompanying consolidated balance sheet as of August 31, 2023, see Subsequent Events, Note 16.

On August 21, 2023, holders of an aggregate of 358,672 (representing 70.7%) of the Company’s outstanding shares of common stock, approved by written consent (a) a 1-for-24 (or such other ratio as may be determined by the Board) reverse split of the Company’s common stock, and, separately, (b) the Company’s grant to the its founder and CEO of the Option Agreement providing to him  a conditional right to receive 4,744,234 shares of the Company’s preferred stock series A. This was approved by the shareholders.

On August 22, 2023, the Company entered into an agreement (the “Option Agreement”) with the Company’s founder and CEO, Mr. Absher, providing for the conditional issuance to him of a right to receive 4,744,234 shares of the Company’s preferred stock series A. The Company used the following assumptions to value the expense related to the preferred shares of series A: (i) life of 1.1years; (ii) risk free rate of 5.57%; (iii) volatility of 186.168%; (iv) exercise price of $0.0001 per share; and (v) market price of $0.66 per share common (based upon the Company’s traded stock price) (vi) a fair value of $0.65999 per share of the Company’s common stock. The Company recorded $3.1 million as stock-based compensation expense that is included general and administrative expenses for the year ending August 31, 2023, in the Consolidated Statements of Operations. See Note 16, Subsequent Events for the issuance of 4,744,234 shares to Mr. Absher. on October 17, 2023, and the Company will be recording a preferential dividend on preferred series A of $67.4 million will be recorded. This has no impact on Stockholders’ Deficit.

Common Stock and Warrants

On September 23, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 17,361 shares of its common stock together with warrants (the “Warrants”) to purchase up to 34,772 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $288.00. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $288.00, subject to adjustment. The private placement closed on September 23, 2022. The net proceeds to the Company from the Offering were $4.4 million.

In connection with the Purchase Agreement, the Company and the Purchaser entered into Amendment No. 1 to Warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 1,051 warrants issued on September 3, 2021, and (ii) 4,124 warrants issued on January 28, 2022, was reduced to $0.01. As a result of the warrant modification due to the change in the exercise price, the Company recorded an expense of $0.1 million for the year ended August 31, 2023. The incremental change in the fair market values was based upon the Black- Scholes option pricing model with the following inputs. The risk free interest of 3.7%, expected volatility of 149.4%, dividend yield of 0% and expected term of 6.7 to 6.8 years.

A.G.P./Alliance Global Partners (the “Placement Agent” or "AGP") acted as the exclusive placement agent in connection with the Offering pursuant to the terms of a Placement Agent Agreement, dated September 20, 2022, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a fee equal to 7.0% of the aggregate gross proceeds from the Offering. In addition to the cash fee, the Company issued to the Placement Agent warrants to purchase up to 868 shares of common stock (5% of the number of shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period commencing six months from issuance, will expire four years from the effectiveness of a registration statement for the resale of the underlying shares, and have an initial exercise price of $316.80 per share.

On January 31, 2023, the Company filed a S-3 registration statement on Form S-3 for $100 million for the sale of up to $100 million of equity securities over a three-year period. The SEC declared the S-3 effective on February 2, 2023. There is a limitation on the amount of funds that the Company can access under the baby shelf rules which is the value of a company’s public float if less than $75 million, The Company can only raise ⅓ of its float value over the previous 12-month period.

On January 31, 2023, the Company entered into an ATM Issuance Sales Agreement which was a part of the registration statement on Form S-3 and prospectus supplement. The at the market offering was for up to $8.2 million in shares of its common stock, could be sold from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the sales agreement with AGP. For the year ended August 31, 2023, the Company received net proceeds of $1.9 million from the sale of 18,305 shares of the Company’s common stock, respectively. On May 22, 2023, the Company terminated the ATM.

On July 12, 2023, the Company priced a best-efforts public offering for the sale by the Company of an aggregate of 48,612 shares of common stock, 37,500 pre-funded warrants, and 86,112 common warrants. The public offering price was $36.00 per share and accompanying common warrant, or $35.999 per pre-funded warrant and accompanying common warrant. The pre-funded warrants were exercised for par value, or $0.0001.  The common warrants are exercisable immediately for a term of five years and have an exercise price of $36.00 per share. 48,612 common shares, 37,500 pre-funded warrants and 86,112 common warrants under the offering were sold pursuant to a securities purchase agreement with an investor. A.G.P./Alliance Global Partners acted as placement agent for the offering. The net proceeds from this offering were $2.7 million. The offering closed on July 14, 2023. Effective upon closing of the offering, the exercise price of outstanding warrants the Company issued to an investor in 2020 and 2022 was reduced to $36.00 per share, subject to further adjustment as provided in the warrants, pursuant to a warrant amendment the Company entered into with the investor. The change in the exercise price results in a non-cash warrant modification expense for the year ended August 31, 2023, of $0.2 million.

In September 2021, the Company entered into a $12 million private placement transaction, inclusive of $0.9 million of placement agent fees and costs, with a large institutional investor pursuant to which the Company sold to the investor an aggregate of (i) 1,188  shares of common stock, together with warrants (the “September 2021 common warrants”) to purchase up to  1,188 shares of common stock, with each September 2021 common warrant exercisable for one share of common stock at a price per share of $3,828.00, and (ii) 1,947 prefunded warrants (the “September 2021 Prefunded Warrants”), together with the September 2021 common warrants to purchase up to 3,135 shares of common stock, with each September 2021 prefunded warrant exercisable for one share of common stock at a price per share at par value or $0.00001. Each share of common stock and accompanying September 2021 common warrant were sold together at a combined offering price of $3,828.00 and each September 2021 prefunded warrant and accompanying September 2021 common warrant were sold together at a combined offering price of $3,827.76.

On May 17, 2021, the Company issued warrants to purchase up to an aggregate of 2,062 shares of our common stock, with an exercise price of $5,820.00 "the "existing warrants"). The existing warrants were immediately exercisable and expire on June 15, 2026. On January 26, 2022, we entered into a warrant exercise agreement ("the exercise agreement") with the holder of the existing Warrants "the "Exercising Holder"). Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 2,062 of its existing warrants "the "investor warrants") into shares of our common stock underlying such existing warrants "the "exercised shares"). To induce the exercising holder to exercise the investor warrants, the exercise agreement (i) amended the investor warrants to reduce their exercise price per share to $2,880.00.and (ii) provided for the issuance of a new warrant to purchase up to approximately 4,164 shares of the Company’s common stock (the “January 2022 common warrant”), with such January 2022 common warrant being issued on the basis of two January 2022 common warrant shares for each share of the existing warrant that was exercised for cash. The January 2022 common warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $3,077.00. The exercise agreement generated aggregate proceeds to the Company of approximately $5.9 million, prior to the deduction of $0.5 million of costs consisting of placement agent commissions and offering expenses payable by the Company. The Company expects to engage in additional sales of its securities during Fiscal 2024, either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets at distressed prices, or consider other means of financing. The Company is also seeking acquisition targets for growth, a recurring revenue base, significant gross profit conversion, margin expansion opportunities, a light industrial sector focus, a blue-chip client base, cyclical tailwinds, and a tenured management team willing and able to execute a comprehensive integration plan. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The accompanying Consolidated Financial Statements do not include any adjustments for this uncertainty.

January 2022 Warrant Exercise Agreement

On May 17, 2021, the Company issued warrants to purchase up to an aggregate of 2,062 shares of our common stock, par value $0.0001 with an exercise price of $5,820.00 (the “existing warrants”). The existing warrants were immediately exercisable and expire on June 15, 2026.  On January 26, 2022, we entered into a warrant exercise agreement (“the exercise agreement”) with the holder of the existing warrants (the “exercising holder”). Pursuant to the exercise agreement, the exercise holder and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holder would cash exercise up to 49,485 of its existing warrants (the “investor warrants”) into shares of our common stock (the “exercised shares”). To induce the exercising holder to exercise the Investor warrants, the exercise Agreement (i) amended the Investor Warrants to reduce their exercise price per share to $2,880.00 and (ii) provided for the issuance of a new warrant to purchase up to an aggregate of approximately 4,124 shares of our common stock (the “January 2022 common warrant”), with such January 2022 Common Warrant being issued on the basis of two January 2022 Common Warrant shares for each share of the Existing Warrant that was exercised for cash. The January 2022 common warrant is exercisable commencing on July 28, 2022, terminates on July 28, 2027, and has an exercise price per share of $3,720.00. The Exercise Agreement generated net proceeds for the Company of approximately $    million. As a result of the warrant modification, which reduced the exercise price of the existing warrants, as well as the issuance of the January 2022 common warrants, the Company recorded approximately (i) $0.6 million for the increased fair value of the modified warrants; and (ii) $12.6 million as the fair value of the January 2022 common warrants on the date of issuance.  The Company recorded approximately $5.5 million as issuance costs that offset the $5.5 million of additional paid-in capital the Company received for the cash exercise of the Existing Warrants at the reduced exercise price, while the remaining $7.7 million was recorded as a deemed dividend on the Consolidated Statements of Operations, resulting in a reduction of loss to common shareholders in the Company’s basic earnings per share calculation. The Company accounts for the warrants as equity-classified.

July 19, 2022, Warrant Exercise Agreement

On July 18, 2022, the Company entered into a warrant exercise agreement (the “exercise Agreement”) with the holder of the September 2021 Warrants and January 2022 Warrants (the “exercising holder”). Pursuant to the exercise agreement, the exercising holder and the Company agreed that the exercising holder would exercise for cash $2.083.00 of its September 2021 Warrants (the “Investor Warrants”). In order to induce the Exercising Holder to exercise the investor warrants, the exercise agreement (i) amends the September 2021 Warrants and January 2022 Warrants to (a) reduce the exercise price per share of the September 2021 Warrants and January 2022 Warrants to $624.00, (b) extends the expiration date of the September 2021 Warrants to May 3, 2029, and (c) extends the expiration date of the January 2022 warrants to July 28, 2029 and (ii) provides for the issuance by the Company to the Exercising Holder of new warrants to purchase up to 348,408 shares of common stock (the “new warrants”) (equal to 200% of the sum of the September 2021 warrants and January 2022 warrants). The new warrants are exercisable for a period of seven years commencing upon issuance and have an exercise price per share of $624.00. On July 25, 2022, the Company entered into an amendment with the holder of the Company’s warrants to purchase 348,408 shares of common stock, issued July 19, 2022. Pursuant to the amendment, the warrants were amended to be exercisable commencing January 19, 2023 (six months from the date of issuance) and will terminate January 19, 2030.

As a result of the warrant modification, which reduced the exercise price of the existing warrants, as well as the issuance of the July 2022 Common Warrants, the Company recorded approximately (i) $488,700 and $599,700 for the increased fair value of the September 2021 and January 2022 modified warrants, respectively; and (ii) $8 million as the fair value of the July 2022 Common Warrants on the date of issuance.  The Company recorded approximately $0.1 million in paid cost and $1.2 million as issuance costs that offset the $0.1 million of additional paid-in capital the Company received for the cash exercise of the existing warrants at the reduced exercise price, while the remaining $8.0 million was recorded as a deemed dividend on the Consolidated Statements of Operations, resulting in a reduction of loss available to common shareholders in the Company’s basic net loss per share calculation. The Company accounts for the warrants as equity-classified.

Common Stock and Warrants

During the year ending August 31, 2022, the Company issued the following securities pursuant to the transactions described above:

•	1,188 shares of common stock, prefunded warrants to purchase 1,947 shares of common stocks and warrants to purchase 3,355 common stock pursuant to the September 2021 PIPE.

•	29,062 shares of common stock and warrants to purchase 4,124 shares of common stock pursuant to the January 2022 Warrant Exercise Agreement.

•	50,000 shares of common stock and warrants to purchase 348,408 common stock in connection with the July 19 2022 Warrant Exercise Agreement.

•	2,083 preferred stock series converted into 3,333 shares of the Company’s common stock, par value $0.0001 per share.

commencing six months from issuance, will expire four years from the effectiveness of a registration statement for the resale of the underlying shares, and have an initial exercise price of $316.80 per share.

The following table summarizes the changes in the Company’s issued and outstanding common stock and prefunded warrants from August 31 2022 to August 31, 2023:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price $
Warrants outstanding, August 31, 2021	4,006	4.4	$9,216.00
Issued	23,880	7.6	1,992.00
Cancelled	(1)	—	662,400.00
Exercised	(6,102)	5.2	—
Warrants outstanding, August 31, 2022	21,783	7.2	1139.76
Issued	159,201	5.4	29.05
Cancelled	(5,175)	—	3,741.94
Exercised	(37,500)	0	—
Warrants outstanding, August 31, 2023, and exercisable	138,309	5.6	$208.78

The following tables summarize the Company’s issued and outstanding warrants outstanding as of August 31, 2023:

	Warrants Outstanding	Weighted Average Life of Outstanding Warrants (In years)	Exercise Price
July 2023 Common Warrants	86,611	4.9	$36.00
September 2022 Common Warrants (Note 10)	34,772	6.1	36.00
September 2022 Underwriter Warrants	868	3.6	316.80
July 2022 Common Warrants (Note 10)	14,517	6.9	36.00
Sep 2021Underwriter Warrants	157	5.7	4,210.80
May 2021Underwriter Warrants	103	2.7	5,820.00
October 2020 Common Warrants (1)	750	2.1	7920.00
October 2020 Underwriter Warrants	208	2.1	36.00
May 2020 Common Warrants	83	2.1	7960.00
May 2020 Underwriter Warrants	532	1.7	12,960.00
March 2020 Exchange Warrants	46	1.7	12,960.00
Amended March 2019 Warrants	28	0.5	96,000.00
March 2019 Services Warrants	1	0.5	168,000.00
June 2018 Warrants	3	0.3	239,040.00
June 2018 Services Warrants	2	0.3	239,040.00
Total	138,309	9.6	$208.78

Note 10: Stock Based Compensation

Employee Stock Option Plan

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQs”), (each of which is exercisable into shares of common stock) (collectively, “Options”) or shares of common stock (“Share Grants”).

On March 6, 2023, the shareholders approved an increase in the number of shares of common stock issuable under the Plan from 1,250 to 31,250. Under the terms of the Plan, options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020, typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainer in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term.

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

As of August 31, 2023, there are 30,833 shares available under the Plan.

The Company recognized approximately $1.0 million and $1.3 million. of stock-based compensation expense that is recorded in general and administrative expenses in the Statement of Operations, for the year ended August 31, 2023 and August 31, 2022, respectively. This excludes stock-compensation recorded of $3.1 million for the ended August 31, 2023 for the issuance of the preferred option grant to the Company’s CEO, see Note 9, Stockholders Deficit.

The Company compensates its board members through grants of common stock for services performed. These services have been accrued within the accounts payable and other accrued liabilities on the consolidated balance sheets. The Company has incurred $0.2 million and $0.2 million for the years ended August 31, 2023 and August 31, 2022, respectively. The amount accrued as of August 31, 2023 and August 2022 was $0.7 million and $0.6 million, respectively. See Note 11 Related Parties.

The following table summarizes the Company’s option activity from August 31, 2021, through August 31, 2023:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2021	740	8.9	$15,672.00
Granted	58	9.8	2,520.00
Exercised	—	—	—
Forfeited	(309)	8.4	10,896.00
Balance, August 31, 2022	490	8.1	17592.00
Granted	—	—	—
Exercised	—	—	—
Forfeited	(73)	—	454.00
Balance as of August 31, 2023 expected to vest	417	7.0	$19,528.80
Balance as of August 31, 2023, exercisable	315	7.1	$21,483.64

As of August 31, 2023, the total unrecognized deferred share-based compensation of $0.8 million expected to be recognized over the remaining weighted average vesting periods of 1.9 years. There was no intrinsic value for outstanding as of August 31, 2023.

The following table summarizes information about stock options outstanding and vested as of August 31, 2023:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price $
			(In years)			(In years)
$ 1,200 - $ 24,000	402	300	7.0	10,874.65	300	7.3	11,045.45
$ 24,001 - $ 96,000	1	1	5.7	45,480.00	17	5.7	45,480.00
$ 96,001 - $192,000	5	5	5.5	122,911.62	5	5.7	122,911.62
$192,001 - $288,000	4	4	4.6	247,167.74	4	5.5	247,167.74
$288,001 –$384,000	5	5	3.81	374,024.83	5	4.6	374,024.83
	417	315	7.0	19,528.80	315	7.1	21,483.64

The number of options and exercise prices have been presented retroactively, see Subsequent Events, Note 16 for reverse stock split.

Note 11: Related Parties

Director Compensation

Scott Absher

On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1M, effective January 1, 2022, and also approved the payment of a $0.5 million bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of August 31, 2022, Mr. Absher received payment of 50% of his bonus, or $0.3 million, in March 2022. Furthermore, as discussed in Note 5, Stockholders’ Deficit on August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.8 million, in exchange for an option to receive $4.1 million of the Company preferred stock series A shares. The agreement settled, the deferred payment of his incremental base salary, his outstanding personal time off or PTO as of July 31, 2022, and the remaining 50% of his approved bonus. As of January 1, 2023, Mr. Absher’s salary was adjusted back to the level applicable prior to the time of the adjustment effective January 1, 2022. Mr. Absher salary for the years ended August 31, 2023 and August 31, 2022 was $0.9 million and $0.8 million, respectively. The Company has accrued for his salary as of August 31, 2023 and August 31, 2022 which was $0.4 million and $0, respectively.

Amanda Murphy

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received salary compensation of $0.5 million $0.3 million for the years ended August 31, 2023, and August 31, 2022, respectively. As of August 31, 2022, Ms. Murphy has deferred payment related to her salary increase of approximately $0.2 million and $0.2 million as of August 31, 2023, and August 31, 2022, respectively.  The deferred payment salary is recorded in the accrued liabilities on the Consolidated Balance Sheets. As of January 1, 2023, Ms. Murphy’s salary was adjusted back to the level applicable prior to the time of the adjustment effective January 1, 2022.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was hired by the Company as Deputy General Counsel – Special Projects, for an annual salary for the years ended August 31, 2023, and August 31, 2022 of $0.2 million and $0.2 million, respectively. Mr. Absher resigned on October 13, 2023.

David May, a member of our business development team, is the son-in-law of Mr. Absher. Mr. May’s compensation for the years ended August 31, 2023, and August 31, 2022 of $0.2 million and $0.2 million, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. Mr. Eastvold received compensation for the years ended August 31, 2023, and August 31, 2022 was $0.2 million and $0.2 million, respectively.

Jason Absher, a member of the Company’s business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher’s compensation for the years ended August 31, 2023 and August 31, 2022 was $0.1 million $0.1 million, respectively,

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Woods, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received compensation for the years ended August 31, 2023 and August 31, 2022 was $0.2 million and $0.2 million, respectively.

 The Company has accrued stock-based compensation related to shares of common stock to be issued for services provided by three directors. Stock-based compensation expense for the years ended August 31, 2023 and August 31, 2022, was $0.2 million and $0.2 million, respectively. The Company has agreements with three directors to receive shares of common stock valued at $0.1 million per year. No shares of common stock have been issued as of August 31, 2023 and August 31, 2023, respectively. As of August 31, 2023 and August 31, 2022, there are 1,208 and 0 shares of common stock to be issued to directors, respectively. The Chair of the Audit Committee resigned in July 2023.

As of August 31, 2023 and August 31, 2022, the Company has accrued $0.7 million and $0.6 million, respectively for stock-compensation related to shares to be issued for services to certain directors.

The amount due to the Board of Directors that is included in accounts payable is $0.3 million and $0.2 million, respectively.

Company related to Scott Absher

Scott Absher, the Company’s Chief Executive Officer is a shareholder in Quelliv. Quelliv seeks to provide a non-invasive, alternative approach to wellness using laser biomodulation / LLLT, activating the body’s restorative and regenerative processes.  Quelliv is a client of ShiftPixy, Inc.  ShiftPixy, Inc. has earned administration fee for the years ended August 31, 2023 and August 31, 2022 of $28,000  and $38,000 respectively, In connection with unreimbursed incurred on behalf of Quelliv, the nature of expenses were software development, information technology, marketing, branding, payroll, professional and miscellaneous expenses, the amount for the years ended August 31, 2023 and August 31, 2022 were $0.5 million and $1.0 million, respectively.

Note 12 Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities as of August 31, 2023 and August 31, 2022 consists of the following:

	August 31, 2023	August 31, 2022
Accounts payable	6,500,000	8,566,000
Contingent lease liability	3,761,000	3,761,000
Right-of-use liability	900,000	754,000
Legal settlement	1,660,000	-
Shares owed to directors for services	800,000	606,000
ERTC owed to clients	1,089,000	417,000
Financed insurance policies	457,000	-
Other	1,525,000	2,121,000
	16,692,000	16,225,000

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

Significant components of the net deferred tax assets as reflected on the consolidated balance sheets are as follows:

	August 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$30,936,000	$26,069,000
Business interest	3,349,000	2,942,000
Other accruals	1,347,000	896,000
Workers’ compensation accruals	1,487,000	1,734,000
Stock-based compensation	60,000	135,000
ASC 842 Lease liability	742,000	31,000
Other	1,000	4,000
Total deferred tax assets	37,922,000	31,811,000
Valuation allowance	(37,575,000)	(31,224,000)
Total net deferred tax assets	347,000	587,000
Deferred tax liabilities:
Fixed assets and intangible assets	(347,000)	(587,000)
Total deferred tax liabilities	(347,000)	(587,000)
Net deferred tax assets	$—	$—

Income tax expense (benefit) from continuing operations consists of the following:

	For the Years Ended August 31,
	2023	2022
Current
Federal	$—	$—
State	13,000	(38,000)
Total current	13,000	(38,000)
Deferred
Federal	(4,774,000)	(6,177,000)
State	(1,715,000)	(2,476,000)
Total deferred	(6,489,000)	(8,653,000)
Change in valuation allowance	6,489,000	8,653,000
Income tax expense (benefit)	$13,000	$(38,000)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	August 31, 2023	August 31, 2022
Federal statutory rate (21%)	$(7,164,000)	$(9,124,000)
Inducement loss	68,000	917,000
Non-deductible penalties and other permanent differences	1,813,000	1,227,000
State and local income taxes, net of federal benefit	(1,420,000)	(1,983,000)
Redetermination of prior year taxes	227,000	272,000
Change in valuation allowance	6,489,000	8,653,000
Income tax (benefit) from continuing operations	$13,000	$(38,000)

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2023, and August 31, 2022, the Company had no accrued interest and penalties related to uncertain tax positions.

The deferred tax assets primarily comprise net operating loss carryforwards and other net temporary deductible differences such as stock-based compensation, deferred rent, depreciation, payroll taxes and workers’ compensation accrual. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded that it was more likely than not that the deferred tax asset would not be realized. Therefore, the Company established a full valuation allowance against the deferred tax assets. The change in the valuation allowance as of August 31, 2023, and August 31, 2022 was approximately $6.5  million and $8.7 million, respectively.

As of August 31, 2023, the Company had cumulative federal net operating loss (“NOL”) carryforwards of approximately $111.8 million which begin to expire in 2035 and state net operating loss carryforwards of approximately $119.1 million The Company’s net operating losses may be limited by the provisions of IRC Section 382, for which the Company has not performed an analysis of the potential limitations. These limitations will be imposed when the Company attains taxable income against which the NOL will be utilized. As of August 31, 2023, of approximately $101.2 million which have an indefinite life but are limited to 80% of taxable income when used. As explained above, the Company has determined that it is more likely than not that the Company’s deferred tax assets related to NOL Carryforwards will not be utilized.

 On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company’ evaluated the impact of the CARES Act and determined that there was no material effect.

The Company is subject to taxation in the U.S. The tax years for 2018 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure. The Company does not expect a material change to this assessment over the 12 months following August 31, 2023.

In August 2022 the United States enacted tax legislation through the Inflation Reduction Act (IRA). The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period ending after December 31, 2021, and preceding the tax year exceeds $1 billion. The CAMT is effective for tax years beginning after December 31, 2022. The CAMT is currently not applicable to the Company.

Note 14: Commitments

Operating Leases and License Agreements

Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $57,000. The Company has not made payments under the lease agreement since June 2022, see Note 15 Contingencies related to the legal case with the litigation with the landlord, Courvoisier Centre. The Company has accrued a contingent liability of $3.7 million as of August 31, 2023, and August 31, 2022, respectively that is include in account payable and other accrued liabilities in the consolidated balance sheets. In addition, ShiftPixy recorded an impairment expense of $3.7 million for the right of use asset for the year ended August 31, 2022.

On October 1, 2020, the Company entered into a non-cancelable 64-month lease for industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contained escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $35,000. The Company relocated its corporate office due to the litigation noted above.

On June 7, 2021, the Company entered into a non-cancelable sublease agreement with Verifone, Inc. to sublease premises consisting of approximately 8,000 square feet of office space located in Miami, Florida, that the Company anticipated using for its sales and operations workforce. The lease has a term of three years expiring on May 31, 2024. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the sublease. The monthly rent expense under this lease is approximately $27,000.

On June 21, 2021, the Company entered into a non-cancelable 77-month lease for premises for office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The Company took possession of the lease on August 1, 2022. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease. The monthly rent expense under this lease is approximately $27,000. During the fourth quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company is obligated to pay its lease obligation. ShiftPixy recorded an impairment expense of $1.5 million for the remaining value of the right of use asset.

On May 2, 2022, the Company entered into a non-cancelable 60-month operating lease, as constituted in an amendment to a prior lease, commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily for its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. As an incentive, the landlord provided a rent abatement of 50% of the monthly rent for the first four months, with a right of recapture in the event of default. During the fourth quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company is obligated to pay its lease obligation. ShiftPixy recorded an impairment expense of $1.0 million for the remaining value of the right of use asset.

On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs, see Note 15, Contingencies. As a result of the abandonment, the Company evaluated the right of-use asset for impairment as of August 31, 2022, and recorded an impairment charge of $3.8 million, within the impairment loss line item for the year ended. Furthermore, the Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 million, included within accrued liabilities of the consolidated balance sheets as of August 31, 2023, and August 31, 2022, respectively.

The components of lease expense are as follows:

	August 31, 2023	August 31, 2022
Operating lease cost	$1,081,000	$1,363,000

Future minimum lease and licensing payments under non-cancelable operating leases as of August 31, 2022, are as follows:

Minimum lease commitments
2024	$1,056,000
2024	1,090,000
2026	823,000
2027	643,000
2028	378,000
Thereafter	130,000
Total minimum payments	4,120,000
Less: present value discount	455,000
Lease Liability	$3,655,000

Weighted-average remaining lease term - operating leases (months)	58
Weighted-average discount rate	5.54%

The current portion of the operating lease liability is included within our accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

In connection with the abandonment of the leases, the Company applied part of its security deposit to it the amount owed to its landlord. The remaining amount is not recoupable and the Company recorded an impairment expense of approximately $0.4 million.

 SPAC Sponsorship

On April 29, 2021, the Company announced its sponsorship, through a wholly owned subsidiary, of four SPAC IPOs.  The Company purchased founder shares in each SPAC, through its wholly owned subsidiary, for an aggregate purchase price of $25,000 per SPAC. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares of each SPAC after its IPO (excluding the private placement warrants described below and their underlying securities).

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

Legal

During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that after consulting legal counsel the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Splond Litigation

On April 8, 2019, claimant, Corey Splond, filed a class action lawsuit, on behalf of himself and other similarly situated individuals in the Eighth Judicial District Court for the State of Nevada, Clark County, naming the Company and its client as defendants, and alleging violations of certain wage and hour laws. The Company denies any liability. Discovery is proceeding in the case, and no trial date has been set. Even if the plaintiff ultimately prevails, the potential damages recoverable will depend substantially upon whether the Court determines in the future that this lawsuit may appropriately be maintained as a class action. Further, in the event that the Court ultimately enters a judgment in favor of the plaintiff, the Company believes that it would be contractually entitled to be indemnified by its client against at least a portion of any damage award. As of October 27, 2023, the parties settled the claim, with ShiftPixy agreeing to pay $1,000 per month for 10 months beginning December 1, 2023. The Company accrued for this settlement as of August 31, 2023.

Everest Litigation

On December 18, 2020, the Company was served with a Complaint filed in the United States District Court for the Central District of California by its former workers’ compensation insurance carrier, Everest National Insurance Company. The Complaint asserts claims for breach of contract, alleging that the Company owes certain premium payments to plaintiff under a retrospective rated policy, and seeks damages of approximately $0.6 million, which demand has since increased to approximately $1.6 million. On February 5, 2021, the Company filed an Answer to Plaintiff’s Complaint denying its claims for relief, and also filed a crossclaim against the third-party claims administrator, Gallagher Bassett Services, Inc., for claims sounding in breach of contract and negligence based upon its administration of claims arising under the policy. By order dated April 7, 2021, the Court dismissed the Company’s complaint against Gallagher Bassett without prejudice to re-filing in another forum. On May 17, 2021, the Company refiled its complaint against Gallagher Basset in the Circuit Court of Cook County, Illinois. Everest subsequently filed a complaint against Gallagher Bassett in New Jersey. Discovery proceeded in the cases, and the California Court set a trial date in the Everest case of August 8, 2023, while no trial date has been set in either of the related Illinois or New Jersey cases, which are in preliminary stages. Mediation in the matter was conducted on December 14, 2022, and the matter was kept open until further notice as the parties endeavored to settle the case. On or about June 28, 2023, the Company entered into a confidential settlement agreement with Everest National Insurance Company and Gallagher Bassett, resolving the litigation amongst the parties. The Company recorded a gain from this this settlement, see Note 8 Discounted Operations.

Sunz Litigation

On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million, which represents approximately 200% of the amount of incurred and unpaid claims. The Company denies the plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set. On June 21, 2022, the Court granted Plaintiff’s partial motion for summary judgment, holding that Defendant is liable under the contract, but further finding that the number of damages, if any, to which Plaintiff is entitled should be determined at trial. We believe that partial summary judgment was improvidently granted, and therefore appealed the Court’s Order by filing a petition for writ of certiorari with the Court of Appeal, which appeal is now pending. On or about November 14, 2022, a court granted Sunz’ motion for summary judgment on a contractual issue—holding that the Company waived claims regarding Sunz’ management of claims to the extent that the Company did not complain about such management within 6 months of the alleged mismanagement of the claims. This ruling may limit the scope of the Company’s counterclaim. Trial in the case has been set for February 2024.  The Parties have entered comprehensive negotiations for resolution of all matters, but the Company cannot predict whether a resolution will be accomplished before the final hearing in February 2024. As of August 31, 2023 and August 31, 2022, the liability owed to Sunz that is recorded in accrued workers compensation cost discounted operations liabilities is $5.6 million and $5.0 million, respectively.

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

From April 2021 through August 2021, Vensure and the Company engaged in the “30-day negotiation period” referred to above, which was extended multiple times at Vensure’s request to provide Vensure an opportunity to provide evidence supporting its assertions. Over the course of these negotiations, Vensure withdrew its claim for approximately $1.5 million from the Company and acknowledged that Vensure owed ShiftPixy some portion of the Installment Fund. Nevertheless, in early September 2021, without warning and contrary to the dispute resolution provisions of the APA, Vensure filed suit against the Company in Delaware Chancery Court for breach of contract and declaratory judgment, seeking unspecified damages. The Company vigorously disputes and denies each of Vensure’s claims. Accordingly, on November 4, 2021, the Company filed its Answer and Counterclaim to Vensure’s Complaint, in which it not only denied Vensure’s claims, but also asserted counterclaims for breach of contract and tortious interference with contract. The counterclaim seeks damages from Vensure totaling approximately $9.5 million – the full amount due under the APA - plus an award of attorneys’ fees and expenses. The case is now settled for $2.5 million, and the Company received the funds on November 22, 2023.  This resolves all claims and the case, and all claims, will be dismissed.

Courvoisier Centre Litigation

On August 24, 2022, the landlord of our former headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. The Company vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which the Company's offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, the Company filed our answer to the complaint and the Company's counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation. Mediation is scheduled for December 21, 2023. The Company has accrued for this liability as of August 31, 2023, and August 31, 2022 of $3.9 million.

Certified Tire Litigation

On June 29, 2020, the Company was served with a complaint filed by its former client, Certified Tire, in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to Private Attorney General Act or PAGA. This underlying lawsuit alleged the Company's former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company is defending the lawsuit vigorously based primarily on the Company's belief that the alleged violations that gave rise to the underlying lawsuit were the responsibility of Certified Tire and not the Company. Substantial discovery has taken place; trial was set for September 5, 2023, but was moved to January 15-26, 2024. The Company’s dispositive motion for summary judgment was denied by the court because of its determination that factual disputes exist.

In Re John Stephen Holmes Bankruptcy Litigation

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation by the Company of Mr. Holmes' 491, 250 preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. After the Company filed a motion to dismiss the trustee's complaint, the trustee endeavored to exercise an option 520,833 preferred shares) that had been issued in the early stages of the Company but that was later superseded by a modified option that did not provide for convertibility of the preferred shares to common stock and which modified option was in effect at the time that Mr. Holmes filed for bankruptcy. The trustee insists that it has a right to exercise the option for 520,833 preferred shares series A and convert the shares to common stock, notwithstanding (a) the fact that the preferred shares were not convertible to common stock at the time Mr. Holmes filed his bankruptcy petition, (b) the lapse of more than 3 years' time during which the trustee failed to take any action in relation to the option, (c) the connection of the option to Mr. Holmes, who now competes with and is believed to have taken clients from the Company, (d) the intervening 1-for-100 reverse stock split and extensive corporate governance actions and (e) the negative impact that the issuance of up to 520,833 shares would have on the Company and its shareholders. Were the trustee to be successful in its claim, the Company would be obligated to issue up to 520,833 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. The Company has asserted a number of defenses and intends to vigorously defend itself against the claim. Another mediation in this case was set for December 8th, 2023.  The parties have come to an informal agreement to conclude this matter. Although nothing has been finalized, the Company has accrued $550,000 for this potential settlement as of August 31, 2023 which is included accounts payable and accrued liabilities in the accompany consolidated balance sheets to the Consolidated Financial Statements, see Subsequent Events, Note 16.

Employee Retention Tax Credit (“ERTCs”) Claims

The Company has filed various ERTCs claims with the IRS on behalf of its clients that have otherwise failed to obtain the related benefits afforded to them pursuant to the filing of Form 7200—the time for the filing of which has expired. To date, the Company has received ERTCs amounting to $1.2 million and based on pending claims submissions, it expects to receive an additional $3.9 million for a total of $4.1 million in ERTCs submitted to date. In addition, the Company anticipates filing additional ERTCs claims as clients continue to request that the Company complete the submission thereof to the IRS. Because of the Company’s currently existing payroll tax liability, the Company presently receives ERTCs from the IRS in the form of a credit to the Company’s outstanding payroll tax liability. The Company is not presently able to remit the ERTCs to its clients and plans to offer its clients restricted shares of the Company’s common stock in payment of the ERTCs applicable to such clients. If a client rejects the payment of its respective ERTCs in the form of the restricted shares of the Company’s common stock as proposed by ShiftPixy, such client may seek to enforce its rights to recover its ERTCs by filing lawsuits against the Company.

Capistrano Catering, Inc. v. ShiftPixy, Inc.

On June 13, 2022, a Complaint was filed in the Superior Court of the State of California, Orange County, Case No. 30-2022-01264583, by its former client, Capistrano Catering, Inc., asserting claims for specific performance, breach of contract, and breach of the covenant of good faith.  Plaintiff’s complaint alleges that we violated our client services agreement by not applying for an employee retention tax credit (“ERTC”) on behalf of Capistrano Catering pursuant to Section 3134 of the Internal Revenue Code and seeks damages of “at least $0.5 million plus prejudgment interest thereon at the legal rate.”  The Company initially maintained that it has no legal basis to apply for the ERTC on behalf of Plaintiff, and that the claim is therefore without merit.  However, the Company has changed its position, based on its understanding of applicable law and is now actively offering to file for the credit on the client’s behalf. The parties have entered into a stipulation providing for the submission to the IRS by the Company of ERTC claims on behalf of Capistrano Catering and remittance to Capistrano Catering of any credit amounts received from the IRS in response thereto by the Company.  The IRS has announced a suspension of accepting further ERTC claims until 2024, so the Company is unable to affect the subject submission until permitted by the IRS. The Court has set a status conference for February 15, 2024, to assess the status of the Company’s filing of ERTC claims on behalf of Capistrano Catering. The Company intends to remit to Capistrano Catering the full amount of any credits received from the IRS, although the Company may request a reasonable fee for its processing services.  The Company has offered to issue to plaintiff shares of ShiftPixy’s stock in payment of the ERTC in the event that ShiftPixy receives the credit from the IRS and is unable at such time to forward the payment to plaintiff, provided, however, Capistrano Catering has not indicated whether it will accept the offer of shares, and it may insist on receiving cash in such event.

Foundry ASVRF Sawgrass, LLC v. ShiftPixy, Inc.

On or around October 16, 2023, the company received a variety of legal proceedings documents as filed in the County Court of the 17th Judicial Circuit in and for Broward County, Florida, as case No. COWE-23-003124, arising out of the Company’s abandonment of a lease of premises at Suite 650, 13450 W. Sunrise Blvd., Sunrise, Florida 33323. Most of the Company’s $0.3 million security deposit has been applied to the cost of unpaid improvements and rent past due for the months of June, July, August and September of 2023 (as well as unreplenished security deposit amounts for prior months).  Rent and operating costs per month was approximately $0.1 million. The lease term continues until December 31, 2028. The Landlord has sued for eviction, replenishment of the security deposit and damages for future payments under the lease. Although the plaintiff will claim damages equal to the full value of the lease, the Company has defenses in the nature of the plaintiff’s duty to mitigate damages by securing one or more replacement tenants. The parties are anticipated to engage in mediation wherein the parties are expected to settle plaintiff’s claims. The Company has recorded the value the value of its lease obligation. Given the early stage of the matter, it is too early to assess the anticipated amount to which the plaintiff will be entitled; however, the plaintiff will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the plaintiff to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.

Golden West Wings LLC v. ShiftPixy, Inc.

On September 21, 2022, another of ShiftPixy’s clients, including a number of affiliates, filed suit in U.S. District Court, Southern District of California (San Diego), Case No. 822CV1834ADS, asserting claims for specific performance, breach of contract, and breach of the covenant of good faith.  Plaintiff’s complaint alleges that the Company violated its client services agreement by not applying for an employee retention tax credit ERTC on behalf of client pursuant to Section 3134 of the Internal Revenue Code and seeks damages of at least $2.3 million plus prejudgment interest thereon at the legal rate.  The Company was served with the complaint and summons in this matter on October 21, 2022, and the Company has filed a motion to dismiss. Plaintiffs amended their complaint to allege a claim of fraud against the CEO, Scott Absher. The Company initially maintained that it has no legal basis to apply for the ERTC on behalf of Plaintiff, and that the claim is therefore without merit.  However, the Company changed its position, based on its understanding of applicable law and filed the ERTC claims on behalf of the client in July of 2023, and intends to remit to the client the full amount of the credit if and as received from the IRS. Golden West Wings voluntarily dismissed their entire complaint against all Parties on November 10, 2023.

Other Matters

On June 5, 2023, ShiftPixy. received a letter (the “June 5, 2023 NASDAQ Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“NASDAQ”), which notifies the Company that it does not presently comply with Nasdaq’s Listing Rule 5550(b)(2), which requires that the Company maintain a Market Value of Listed Securities (“MVLS”) of $35 million, and that the Company does not otherwise satisfy the requirements of Listing Rules 5550(b)(1) or 5550(b)(3). The Staff calculates MVLS based upon the most recent Total Shares Outstanding (TSO), multiplied by the closing bid price.

The June 5, 2023, Nasdaq Letter does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company has 180 calendar days from the date of the June 5, 2023, NASDAQ Letter (the “Compliance Period”) to regain compliance. If at any time during the Compliance Period the Company’s MVLS closes at $35 million or more for a minimum of ten (10) consecutive business days, NASDAQ will provide the Company with written confirmation of compliance, and this matter will be closed. If the Company does not achieve compliance within the Compliance Period, it will receive written notice from NASDAQ that its securities are subject to delisting, which is a determination that the Company could appeal to the NASDAQ Hearings Panel.

On August 2, 2023, ShiftPixy received a letter (the “August 2, 2023 NASDAQ  Letter”) from the staff of the Listing Qualifications Department of NASDAQ, which notifies the Company that, in view of the recent resignation of an independent director who was a member of the Company’s audit committee, the Company does not presently comply with NASDAQ’s Listing Rule 5605, which requires that a majority of the Company’s board of directors be comprised of independent directors, and that the Company has an audit committee comprised of at least three independent directors, one of which “has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

Note 16: Subsequent Events

On October 5, 2023, the Company,  entered into a securities purchase agreement with an institutional investor, pursuant to which the Company issued to investor (i) in a registered direct offering, 56,250 shares of common stock of the Company at a price of $26.40 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 38,125 shares of Common Stock at a price of $26.40 per share and an exercise price of $0.0001 per share, and (ii) in a concurrent securities private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 56,250 shares of common stock, at an exercise price of $26.40 per share. The pre-funded warrants were exercised. The net proceeds of this offering were $2.0 million.

.

Effective October 14, 2023, the Company filed articles of amendment to the Company’s articles of incorporation to affect a one-for-one hundred (1:24) reverse split of the Company’s issued and outstanding shares of Common Stock. The reverse split became effective on Nasdaq October 16, 2023. All references to common stock, warrants and options, except for the preferred stock option granted in August 2023, to purchase common stock, including per share data and related information contained in the accompanying Consolidated Financial Statements have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

Prior to the shareholder vote to approve the reverse stock split, the Company on October 14, 2023, amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the Preferred Stock Series A of the company. The reverse stock split was subsequently approved by the shareholders, and effectively the terms and conditions of the preferred stock series A were “deemed modified” and treated as an extinguishment (in accordance with ASC 470-50 and ASC 260-10-S99-2 for the disproportionate value received (the carrying value compared to the fair value received).

On October 17, 2023, Mr. Absher converted 4,744,234 shares of his preferred stock series A to common stock.  As a result of this transaction, the Company is expected to record a preferential dividend of $67.4 million based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock series A conversion to common stock. In addition, this had no effect on stockholders’ deficit.

On November 22, 2023, the Company reached a favorable settlement with Vensure for $2.5 million. The Company received $2.5 million on November 22, 2023. On November 28, 2023, the court ruled in favor of the Company’s vendor, Ben Devs LLC for $2.0 million and the settlement and ShiftPixy paid an un upfront payment of $1.0 million on November 30, 2023. The Company has $3.5 million in accounts payable and accrued liabilities approximately $0.6 million as of August 31, 2023, and August 31, 2022, on the Company’s consolidated balance sheets.

On December 8, 2022, the Company in the legal matter related to J. Stephen Holmes, came to an understanding to settle this matter for $550,000. No formal agreement was reached, and the Company has accrued $550,000 in the accompanying consolidated balance sheet as of August 31, 2023.

On October 14, 2023, the Company received notice of a fraud action against ShiftPixy from the bankruptcy trustee for Industrial Human Capital involving the closure of the Industrial Human Capital SPAC.  The Company has not yet had an opportunity to evaluate the merits of the claim.

On December 14, 2023, the Company received a letter from the Staff notifying the Company that for the last 10 consecutive business days, from November 30 to December 13, the Company’s market value of listed securities has been $35,000,000 or greater and accordingly, the Company meets the market value of listed securities requirement as set forth in Listing Rule 5550(b)(2).

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

The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Form 10-K as defined in Rule 13a -15(e) and Rule 15d -15 (e) under the Exchange Act. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of period covered in this report, disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate finance and accounting personnel.

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

Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2023, based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of August 31, 2023, management concluded that internal controls over financial reporting was not effective. The Company will be implementing further internal controls throughout Fiscal 2024, so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses detected relate to the following:

Lack of Segregation of Duty

The Company’s current accounting staff is small, and the design of the Company’s internal controls has limitations for certain employee functions.  Although the Companies has put in place, mitigating controls for this, additional procedures could be implemented in the future. The lack of sufficient personnel creates inadequate segregation of duties, which makes the reporting process susceptible to errors, omissions, and inadequate review procedures. The Company will continue its assessment on a quarterly basis. The Company will continue its assessment on a quarterly basis. The Company plans to hire additional personnel and external resources to further mitigate these material weaknesses.

Penalties and Interest on Payroll Taxes

The Company did not properly design, implement, and consistently operate effective controls over the completeness and accuracy of its’ penalty and interest calculations associated with outstanding payroll tax liabilities. The Company does not have a software program to track penalties and interest on its delinquent payroll taxes to the Internal Revenue Service, states and local jurisdictions. The Company is using manual calculations to perform penalty and interest calculations which could cause errors. The Company will seek out outside help to ensure that penalties and interest as calculated correctly in the future to mitigate this material weakness.

Financial Reporting

The Company did not properly design or maintain effective entity level monitoring controls over the financial reporting process. The Company has a small finance staff to prepare its 10-Q and 10-K. To effectively prepare its quarterly and annual filings, the Company will evaluate experts to assist in the financial statement preparation to mitigate this material weakness.

Information Technology

The Company did not design or maintain effective controls over its’ service organizations and IT vendors. More specifically, the company did not properly design or implement appropriate user access controls or have controls in place to review applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

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

Changes in Internal Control Over Financial Reporting

The Company continued to have material weaknesses in its internal control since last year. There have been new finance employees hired during the year to strengthen the Company’s financial department. However, the finance department has limited staff, and there is a lack of segregation of duties. The Company will need to hire additional staff and hire experts to review the work product and financial reporting over SEC filings to improve the Company’s internal controls. In addition, the Company can consider hiring an expert to review and execute the overall design of the Company’s internal controls.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors elects our executive officers annually, at a meeting following the annual meeting of shareholders. Our board of directors can also elect people to fill any executive officer vacancies. Each officer holds such office until their successor is elected and qualified, or until their death, earlier resignation or removal. The following table sets forth information regarding our executive officers and directors as of November   2023:

Name	Position	Age
Scott W. Absher	President, Chief Executive Officer and Director	63
Douglas Beck, CPA (4)	Chief Financial Officer	62
Amanda Murphy	Director, Chief Operations Officer	39
Whitney White (1) (2) (3)	Independent Director	47
Christopher Sebes (1) (2)	Independent Director	69

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominations Committee.

(4)	On January 15, 2023, Mr. Beck was appointed as the Chief Financial Officer.

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

Douglas Beck, CPA has served as our Chief Financial Officer since January 15, 2023, Mr. Beck, age 62, previously served as CFO and Consultant for Beyond Air, Inc. (NASD.XAIR), a clinical stage medical device company, from November of 2018 to December of 2022. Prior to his service with Beyond Air, Mr. Beck served as CFO for JLM Couture, Inc., a high-end bridal wear and accessories designer and manufacturer from February 2016 to October of 2018. Mr. Beck has a Bachelor of Science degree in accounting from Fairleigh Dickinson University, and he is a New York certified public accountant as well as a member of the New York State Society of CPAs SEC and CFO committees.

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

Independent Directors

Kenneth W. Weaver has served as an independent director since December 5, 2016 and resigned on July 25, 2023. Mr. Weaver currently serves as the chairman of the Audit Committee and is also a member of the Compensation Committee and the Nominations Committee. Since April 2012, Mr. Weaver has been the sole proprietor of Ken Weaver Consulting, providing operations consulting for TVV Capital, a Nashville Private Equity firm. Before his service with TVV, Mr. Weaver spent over 30 years with Bridgestone Corporation, having served in various responsible leadership roles, including as President, Bridgestone North American Tire Commercial Sales, Chief Financial Officer, Bridgestone Americas, and Chairman, CEO and President, Firestone Diversified Products. Mr. Weaver earned both his bachelor’s degree in business and his Master of Business Administration degree from Pennsylvania State University. Mr. Weaver’s substantial financial background qualifies him as an audit committee financial expert under applicable rules. Mr. Weaver resigned from the Audit Committee on July 25, 2023.

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

Committees of Our Board of Directors

Audit Committee

Our Audit Committee consists of Messrs. White. and Sebes. Mr. Weaver serves as the chair of the Audit Committee and qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules. In making a determination on which member will qualify as a financial expert, our board of directors considers the formal education and nature and scope of such a member’s previous experience.

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

Administrative Order and Settlement with State Securities Commissions

On June 25, 2013, the Alabama Securities Commission issued a Cease-and-Desist Order (the “Order”) against Scott W. Absher and other named persons and entities, requiring that they cease and desist from further offers or sales of any security in the State of Alabama. The Order asserts that Mr. Absher was the president of a company that issued unregistered securities to certain Alabama residents, that he was the owner of a company that was seeking investments, and that in March 2011 he spoke to an Alabama resident who was an investor in one of the named entities. The Order concludes that Mr. Absher and others caused the offer or sale of unregistered securities through unregistered agents. While Mr. Absher disputes many of the factual statements and specifically that he was an owner or officer of any of the entities involved in the sale of the unregistered securities to Alabama residents or that he authorized any person to solicit investments for his company, in the interest of allowing the matter to become resolved, he did not provide a response.

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

As discussed in Note 10, Stockholders Deficit, on October 22, 2021, the Company severed all ties with Mr. Holmes, effective immediately, and cancelled Preferred Options that had previously been issued to him but had not been exercised. As a result of these actions, the Company no longer has any financial obligation to Mr. Holmes, and believes that he is no longer a significant shareholder of the Company.  See also Note 15 Contingencies, and Note 16, Subsequent Events and although the has come to an understanding to settle this matter. The Company has accrued $550,000 as of August 31, 2023, which is included in accounts payable and accrued liabilities in the accompany consolidated balance sheets.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation paid during Fiscal 2023 and Fiscal 2022, to the named executive officers.

Name and Principal Position	Year	Salary ($)		Stocks Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Scott W. Absher	2023	847,000			3,131,000	(4)				3,978,000
President, Chief Executive Officer and Director	2022	764,673		—	—		—	1,070,793	(3)	1,835,466
Douglas Beck, CPA	2023	157,000	(2)	—	—			—		157,000
Chief Financial Officer
Amanda Murphy	2023	457,000		—	—		—	—		457,000
Chief Operating Officer	2022	264,152		—	438,200		—	—		702,352

71

(1)

The amount shown for option awards represents the grant date fair value of such awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. This amount does not correspond to the actual value that may be realized by the named executive officers upon vesting or exercise of such award. For information on the assumptions used to calculate the value of the awards, refer to Note 12 to the accompanying Consolidated Financial Statements.

(2)	Mr. Beck joined our Company on January 15, 2023, and receives an annual salary of $250,000

(3)

Represents other compensation includes a one-time discretionary cash bonus of $250,000 paid in March 2022, and the fair value of 4,100,000 preferred shares series A granted in exchange for settlement of unpaid deferred compensation due to him through July 31, 2022, totaling $820,793.24, including a $250,000 bonus, $137,274 deferred salary compensation and $433,519 accumulated paid time off.

(4)

Represents the fair market value of stock-based compensation expense for conditional preferred option grant on August 2023. of 4,77,234 shares that are convertible to common stock on a one for one basis

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of August 31, 2023. This table includes unexercised and unvested options and equity awards.

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	◦ Market value of shares or units of stock that have not vested ($) ◦ (6)
Scott Absher	0/3/15/2017	21	-	-	9.960.00	03/15/2017	-	-
	08/23/2023	-	4,744,234	-	0.00001	10/14/2024	-	-
Amanda Murphy, Chief Operating Officer	0/3/15/2017	4	-	-	9.960.00	03/15/2017	-	-
	05/10/2018	21		-	6,000.00	08/13/2029	-	-

Director Compensation

Our directors classified as employees receive no additional compensation for their services as directors of the Company. The following table summarizes the compensation paid to our non-employee directors during the year ended August 31, 2023:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott W. Absher	—	—	—	—	—
Kenneth W. Weaver (3)	70,000	—	—	—	70,000
Whitney J. White	82,000	75,000	—		157,000
Christopher Sebes	101,000	75,000	—	-	176,000
Amanda Murphy (4)	—		—	—	—

(1)	Represents monthly board of director fees paid or payable in cash during the year ended August 31, 2023.

(2)

Represents annual value of stock awards issued during Fiscal 2023 under our 2017 Plan. This is an annual grant amount and has been accrued for services provided. No shares have been issued as of August 31, 2023. Mr. Absher and Mrs. Mrs. Murphy did not receive any compensation for his or her vices as a director during Fiscal 2023, respectively.

(3)	Mr. Weaver resigned on July 25, 2023, as the Chair of the Audit Committee.

(4)

Ms. Murphy joined our board of directors on February 10, 2020. She is the Company's Chief Operations Officer with an annual salary compensation of $500,000 for the calendar year 2022. Ms. Murphy has deferred compensation for unpaid salaries of approximately $0.2 million as of August 31, 2022.

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

On March 6, 2023, the shareholders approved an increase in the number of shares of common stock issuable under the Plan from 1,250 to 31,250. Under the terms of the Plan, options granted prior to July 1, 2020, each option has a term of service vesting provision over a period of time as follows: 25% vest after a 12-month service period following the award, with the balance vesting in equal monthly installments over the succeeding 36 months. Options granted on or after July 1, 2020, typically vest over four years, with 25% of the grant vesting one year from the grant date, and the remainder in equal quarterly installments over the succeeding 12 quarters. All options granted to date have a stated ten-year term.

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

As of August 31, 2023, there are 30,833 shares available under the Plan.

Employment Agreements with our Named Executive Officers

On March 23, 2016, we entered into an offer letter agreement with Scott W. Absher, our President and Chief Executive Officer (the “Absher Offer Letter”), which included certain provisions related to the executive’s compensation. The Absher Offer Letter provided for a full-time exempt position, a monthly salary of $31,250. (which was subsequently increased by our board of directors to $62,500 per month), and standard employee benefit plan participation.  On June 30, 2021, our board of directors approved increases to Mr. Absher's annual base salary to $764,473, effective July 1, 2021.  On October 22, 2021, our board of directors approved increases to Mr. Absher's annual base salary to $1,000,000, effective January 1, 2022.  In addition, our board of directors approved a discretionary bonus of $500,000 to Mr. Absher, of which 50% was payable upon approval by the board of directors, and 50% shall be payable on January 1, 2022.

On January 4, 2023, we entered into an offer of employment letter with Douglas Beck, our Chef Financial Officer for an annual salary of $250,000 with standard benefits.

On October 22, 2021, the Company’s board of directors approved annual salary increases which was effective January 1, 2022, with Amanda Murphy, the Company’s Chief Operating Officer and Operations and a member of our board of Directors, to $0.5 million from $0.3 million. Effective January 1, 2023, Mrs. Murphy’s annual salary was reduced to $0.3 million. She has an accrued salary of $.2 million and $0.2 million as of August 31, 2022 and August 31, 2022, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 2023, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (10%) of our capital stock. The percentage of beneficial ownership in the table below is based on 5,397,698 shares of common stock deemed to be outstanding as of December 11, 2023. In addition, shares of common stock that may be acquired by the stockholder within 60 days of December 11, 2023, pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such shareholder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated, the business address for each stockholder listed is c/o ShiftPixy, Inc., 4101, NW 25th street, Miami FL 33142.

Executive Officers and Directors	Number of Shares Beneficially Owned	Number of Shares Acquirable	Beneficial Ownership Percentage
Scott W. Absher, CEO and Chairman [1]	4,750.277	21	88.0%
Douglas Beck, CPA, CFO	—	—
Whitney J. White, Director [2]	1	—	*	%
Christopher Sebes, Director	—	—	*	%
Amanda Murphy, Director and Director of Operations [3]	—	25	*	%
All Executive Officers and Directors as a Group [t persons]	4,750,288	49	88.0%

5% Stockholders

___________________________________________________

*	Less than 1%

The option share information was adjusted to reflect the reversed stock split 1:24 effective on October 14, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Item 11. Executive Compensation.

Director Compensation

Scott Absher

On October 22, 2021, our Board approved raising Mr. Absher’s annual salary to $1M, effective January 1, 2022, and also approved the payment of a $0.5 million bonus to Mr. Absher, 50% of which was payable upon Board approval, and the remainder of which was payable on January 1, 2022. As of August 31, 2022, Mr. Absher received payment of 50% of his bonus, or $0.3 million, in March 2022. Furthermore, as discussed in Note 10, Stockholders’ Deficit the accompanies the Consolidate Financial Statement,  on August 12, 2022, the Company entered into an agreement with Mr. Absher whereby he waived claims to certain unpaid compensation due to him through July 31, 2022, totaling $0.8 million, in exchange for an option to receive $4.1 million of the Company preferred stock series A shares. The agreement settled, the deferred payment of his incremental base salary, his outstanding personal time off or PTO as of July 31, 2022, and the remaining 50% of his approved bonus. As of January 1, 2023, Mr. Absher’s salary was adjusted back to the level applicable prior to the time of the adjustment effective January 1, 2022. Mr. Absher salary for the years ended August 31, 2023, and August 31, 2022, was $0.9 million and $0.8 million, respectively. The Company has accrued for his salary as of August 31, 2023, and August 31, 2022, which was $0.4 million and $0, respectively.

Amanda Murphy

On February 10, 2020, Amanda Murphy was appointed to our Board. Ms. Murphy was our Director of Operations at the time of her appointment. Ms. Murphy received salary compensation of $0.5 million $0.3 million for the years ended August 31, 2023, and August 31, 2022, respectively. As of August 31, 2022, Ms. Murphy has deferred payment related to her salary increase of approximately $0.2 million and $0.2 million as of August 31, 2023, and August 31, 2022, respectively.  The deferred payment salary is recorded in the accrued liabilities on the Consolidated Balance Sheets. As of January 1, 2023, Ms. Murphy’s salary was adjusted back to the level applicable prior to the time of the adjustment effective January 1, 2022.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was hired by the Company as Deputy General Counsel – Special Projects, for an annual salary for the years ended August 31, 2023, and August 31, 2022, of $0.2 million and $0.2 million, respectively. Mr. Absher’s resigned on October 13,2023.

David May, a member of our business development team, is the son-in-law of Mr. Absher. Mr. May’s compensation for the years ended August 31, 2023, and August 31, 2022, of $0.2 million   and $0.2 million, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. Mr. Eastvold received compensation for the years ended August 31, 2023, and August 31, 2022, was $0.2 million and $0.2 million, respectively.

Jason Absher, a member of the Company’s business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher’s compensation for the years ended August 31, 2023, and August 31, 2022, was $0.1 million and $0.1 million, respectively,

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Woods, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, received compensation for the years ended August 31, 2023, and August 31, 2022, was $0.2 million and $0.2 million, respectively.

The Company has accrued stock-based compensation related to shares of common stock to be issued for services provided by three directors. Stock-based compensation expense for the years ended August 31, 2023, and August 31, 2022, was $0.2 million and $0.2 million, respectively. The Company has agreements with three directors to receive shares of common stock valued at $0.1 million per year. No shares of common stock have been issued as of August 31, 2023, and August 31, 2023, respectively. As of August 31, 2023, and August 31, 2022, there are 1,208 and 0 shares of common stock to be issued to directors, respectively. The Chair of the Audit Committee resigned in July 2023.

As of August 31, 2023, and August 31, 2022, the Company has accrued $0.2 million and $0.2 million, respectively for stock-compensation related to shares to be issued for services to certain directors.

The amount due to the Board of Directors that is included in accounts payable is $0.3 million and $0.2 million, respectively.

Company related to Scott Absher

Scott Absher, the Company’s Chief Executive Officer is a shareholder in Quelliv. Quelliv seeks to provide a non-invasive, alternative approach to wellness using laser biomodulation / LLLT, activating the body’s restorative and regenerative processes.  Quelliv is a client of ShiftPixy, Inc.  ShiftPixy, Inc. has earned administration fee for the years ended August 31, 2023 and August 31, 2022 of $28,000 and $38,000 , respectively, In connection with unreimbursed incurred on behalf of Quelliv, the nature of expenses were software development, information technology, marketing, branding, payroll, professional and miscellaneous expenses, the amount for the years ended August 31, 2023 and August 31, 2022 were $0.5 million and $1.0 million, respectively.

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

Item 14. Principal Accountant Fees and Services

Marcum LLP was our independent registered public accounting firm for Fiscal 2023 and Fiscal 2022.

The following table shows the fees paid or reasonably expected to be incurred by us for the audit and other services provided by our auditor for the years ended August 31, 2023, and August 31, 2022.

	August 31, 2023	August 31, 2022
Audit Fees (Marcum LLP) (i)	$561,148	$423,246
Tax fees (ii)	-	-
All Other Fees (iii)	68,495	64,118
Total	$629,643	$487,364

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii)  “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning and (iii) consents and comfort letters.

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

3.8	Bylaws of ShiftPixy, Inc., as amended through July 15, 2022 (incorporated by reference from Exhibit 10.2 to our Form 8-K, filed with the SEC on July 19, 2022)

4.1	Description of the Registrant’s Securities (incorporated by reference as Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on November 30. 2020)

4.2	Description of the Registrant’s Securities

10.1	Stock Option and Stock Issuance Plan (incorporated by reference as Exhibit 3.8 to our 1-A POS, filed with the SEC on April 4, 2017)

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

* Furnished herewith.

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

ShiftPixy, Inc., a Wyoming corporation

Title	Name	Date	Signature

Principal Executive Officer	Scott W. Absher	December 14, 2023	/s/ Scott W. Absher

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Scott W. Absher	Scott W. Absher	Principal Executive Officer and Director (Principal Executive Officer)	December 14, 2023

/s/ Douglas Beck	Douglas Beck, CPA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2023

/s/ Christopher Sebes	Christopher Sebes	Independent Director	December 14, 2023

/s/ Whitney J. White	Whitney J. White	Independent Director	December 14, 2023

/s/ Amanda Murphy	Amanda Murphy	Director	December 14, 2023

