Form 10-Q
period 2023-11-30
ShiftPixy, Inc.
filed 2024-01-22
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

SEC File No. 001-37954

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 NW 25th Street, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of January 19, 2024, was 5,397,698.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	November 30, 2023	August 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,493,000	$75,000
Accounts receivable, net	390,000	590,000
Unbilled accounts receivable	1,683,000	1,784,000
Prepaid expenses	636,000	839,000
Other current assets	532,000	532,000
Total current assets	4,734,000	3,820,000

Fixed assets, net	1,469,000	1,622,000
Right-of-use asset, net	779,000	866,000
Deposits and other assets	192,000	192,000
Total assets	$7,174,000	$6,500,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued liabilities	$24,360,000	$17,911,000
Payroll tax related liabilities	31,814,000	29,595,000
Payroll related liabilities	2,924,000	2,940,000
Accrued workers’ compensation costs discounted operations	—	4,389,000
Total current liabilities	59,098,000	54,835,000
Non-current liabilities
Operating lease liability, non-current	2,558,000	2,790,000
Total liabilities	61,656,000	57,625,000
Commitments and contingencies (See Notes 10 and 11)
Stockholders’ deficit
Convertible preferred stock series A, 50,000,000 authorized shares; $0.0001 par value: 0 shares and 358,333 shares issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	—	—
Common stock, 750,000,000 authorized shares; $0.0001 par value; and 5,397,687 shares and 507,383 issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	—	—
Additional paid-in capital	177,417,000	175,226,000
Accumulated deficit	(231,899,000)	(226,351,000)
Total stockholders’ deficit	(54,482,000)	(51,125,000)
Total liabilities and stockholders’ deficit	$7,174,000	$6,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30, 2023	November 30, 2022
Revenues	$3,774,000	$5,266,000
Cost of revenue	3,324,000	4,845,000
Gross profit	450,000	421,000

Operating expenses:
Salaries, wages, and payroll taxes	2,896,000	3,069,000
Professional fees	814,000	1,195,000
Software development	—	60,000
Depreciation and amortization	141,000	149,000
General and administrative	4,629,000	1,171,000
Total operating expenses	8,480,000	5,644,000

Operating loss	(8,030,000)	(5,223,000)

Other (expense) income:
Gain from legal settlement	2,500,000	—
Other	(18,000)	—
Total other (expense) income	2,482,000	—

Loss from continuing operations	(5,548,000)	(5,223,000)

Loss from discontinued operations, net of tax	—	(200,000)

Net loss	(5,548,000)	(5,423,000)

Preferred stocks series A preferential dividend	(67,444,000)	(127,145,000)

Net loss attributable to ShiftPixy, Inc. shareholders	$(72,992,000)	$(132,568,000)

Net loss per share, Basic and diluted
Continuing operations	$(25.13)	$(33.21)
Discounting operations	—	(0.50)
Net loss per common share – Basic and diluted	$(25.13)	$(333.72)

Weighted average common shares outstanding – Basic and diluted	2,904,021	397,249

The accompanying notes are an integral part of these condensed consolidated financial statement.

ShiftPixy, Inc.

Condensed Consolidated Statements of Stockholders' Deficit

For the Three Months Ended November 30, 2023 and For the Three Months Ended November 30, 2022

(Unaudited)

	Preferred Stock Series A Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit ShiftPixy,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	interest	Deficit
Balance, September 1, 2022	358,333	$—	21,390	$—	$151,737,000	$(192,725,000)	$(40,988,000)	$9,494,000	$(31,494,000)
Fair market value increase of preferred stock		—	—	—	127,145,000	—	127,145,000	—	127,145,000
Preferential dividend of preferred stock series A	—	—	—	—	(127,145,000)	—	(127,145,000)	—	(127,145,000)
Common stock issued for private placement, net of offering expenses	—	—	17,361	—	4,387,000		4,387,000		4,387,000
Common stock issued on exercised prefunded warrants	—	—	5,175		1,000	—	1,000	—	1,000
Common stock issued in connection with conversion of preferred shares series A Stock	(358,333)	—	358,333	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	255,000	—	255,000	—	255,000
Warrant modification expense	—	—	—	—	106,000	—	106,000	—	106,000
Additional Shares issued due to reverse stock split	—	—	708	—			—	—	—
Net loss	—	—	—	—	—	(5,423,000)	(5,423,000)		(5,423,000)
Balance, November 30, 2022	—	$—	402,967	$—	$156,486,000	$(198,148,000)	$(41,662,000)	$9,494,000	$(32,168,000)

	Preferred Stock Series A Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit ShiftPixy,
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.
Balance, September 1, 2023	—	$—	507,383	$—	$175,226,000	$(226,351,000)	$(51,125,000)
Fair market value increase of preferred stock series A	—	—	—	—	67,444,000)	—	67,444,000
Preferential dividend of preferred stock Series A	—	—	—	—	(67,444,000)	—	(67,444,000)
Common stock issued for private placement, including the exercise of prefunded warrant net of offering cost	—	—	94,375	—	2,016,000	—	2,016,000
Preferred stock series A issued upon the exercise of preferred stock option	4,744,234		—		—	—	—
Common stock issued on conversion of preferred shares.	(4,744,234)	—	4,744,234	—	—	—	—
Stock-based compensation expense	—	—	—	—	175,000	—	175,000
Additional Shares issued due to reverse stock split	—	—	51,706	—	—	—	—
Net loss	—	—	—	—	—	(5,548,000)	(5,548,000)
Balance, November 30, 2023	—	$—	5,397,698	$—	$177,417,000	$(231,899,000)	$(54,482,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ShiftPixy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30, 2023	November 30, 2022
OPERATING ACTIVITIES
Net loss	$(5,548,000)	$(5,423,000)
Loss from discontinued operations	—	(200,000)
Net loss from continuing operations	(5,548,000)	(5,223,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	141,000	149,000
Stock-based compensation	175,000	255,000
Warrant modification expense	—	106,000
Amortization of operating lease	87,000	23,000
Stock-based compensation for shares to be issued for services	38,000	—
Bad debts	57,000	—
Loss from sale of fixed assets	7,000	—
Changes in operating assets and liabilities:
Accounts receivable	143,000	41,000
Unbilled accounts receivable	101,000	(601,000)
Prepaid expenses and other current assets	203,000	115,000
Deposits and other assets	-	(1,000)
Accounts payable and other accrued liabilities	1,790,000	(1,317,000)
Payroll tax liabilities	2,219,000	2,245,000
Payroll related liabilities	(16,000)	466,000
Total Adjustments	4,945,000	1,481,000
Net cash used in continuing operating activities	(603,000)	(3,742,000)

INVESTING ACTIVITIES
Purchase of fixed assets	—	(400,000)
Proceeds from the sale of fixed assts	5,000
Net cash provided by (used in) investing activities	5,000	(400,000)

FINANCING ACTIVITIES
Proceeds from prefunded warrant exercises	-	1,000
Proceeds from private placement prefunded warrants, net of offering costs	2,016,000	4,387,000
Net cash provided by financing activities	2,016,000	4,388,000
Net increase in cash	1,418,000	246,000
Cash - Beginning of Period	75,000	618,000
Cash -End of Period	$1,493,000	$864,000
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$21,900	$—
Cash paid for income taxes	—	—
Non-cash Investing and Financing Activities:
Increase in marketable securities in trust account and Class A mandatory redeemable common shares	$—	$801,000
Transfer of preferred shares to common shares	$—	$1,000

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

In January 2020, the Company sold the assets of Shift Human Capital Management Inc. (“SHCM”), a wholly owned subsidiary of the Company, pursuant to which the Company assigned the majority of the Company’s billable clients at the time of the sale to a third party for cash. The continuing impact of this transaction on the Company’s condensed financial statements is described in Note 2.

Effective October 14, 2023, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-twenty four (1:24) reverse split of the Company’s issued and outstanding shares of common stock. The reverse split became effective on Nasdaq October 16, 2023. All references to common stock, warrants and options except for the conditional preferred stock option granted in August 2023, to purchase common stock, including per share data and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a small reporting company. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of condensed operations for the three months ended November 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending August 31, 2024. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (“Fiscal 2023”), filed with the SEC on December 14, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ShiftPixy, Inc., and its wholly owned subsidiaries. The  condensed consolidated financial statements previously included the accounts of Industrial Human Capital, Inc. (“IHC”), which was a special purpose acquisition company, or “SPAC,” for which our wholly owned subsidiary, ShiftPixy Investments, Inc., served as the financial sponsor (as described below), and which SPAC was deemed to be controlled by the Company  a result of the Company’s 15% equity ownership stake, the overlap of three of our executive officers for a period of time as executive officers of IHC, and significant influence that the Company exercised over the funding and acquisition of new operations for an initial business combination (“IBC”). that was a A Variable Interest Entity, All intercompany balances have been eliminated in consolidation until February 7, 2023, at which time it was deconosolidated. As of February 7, 2023, IHC was not a part of the Company’s operations, and consolidation. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account, 4, to IHC shareholders on December 1, 2022, effectively liquidating the Trust. On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. Pursuant to ASC 810-10-15, consolidation is precluded where control does not rest for a non-controlling interest in legal reorganization or bankruptcy. In addition, IHC did not meet the criteria of a Variable Interest Entity (“VIE”). See Note 11 for litigation with IHC.

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

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties to these estimates or assumptions that are difficult to measure of value.

Management regularly reviews the key factors and assumptions to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such valuation, if deemed appropriate, those estimates are adjusted accordingly.

Liquidity, Capital Resources and Going Concern

As of November 30, 2023, the Company had cash of $1.5 million and a working capital deficit of $54.4 million. During the three months ended November 30, 2023, the Company used approximately $0.6 million of cash from operations and incurred recurring losses, resulting in an accumulated deficit of $231.9 million. As of November 30, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS, states and local jurisdictions. The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  As of September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds. Recently, the Company has filed ERTC claims for its clients and has not received any acceptance from the IRS. Some clients have filed suits against the Company, demanding that the Company take action to file for additional ERTCs for certain tax periods.

•

ShiftPixy has  received notices of $11.9 million as of August 31, 2023 and notices relating to liens from the IRS claiming it owes approximately $9.0 million for unpaid payroll tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of ShiftPixy as of November 30, 2023 and August 31, 2023, respectively. ShiftPixy expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against ShiftPixy, Inc. and ShiftPixy, potentially in addition to other subsidiaries.  ShiftPixy has taken steps to preserve so-called “collection due process rights” and present collection alternatives to the proposed enforced collection actions(s).  Specifically:

•

ShiftPixy had a collection due process hearing with the IRS Independent Office of Appeals on October 24, 2023. On October 24 and November 6, 2023, ShiftPixy requested that the IRS Independent Office of Appeals (“Appeals”), among other things, abate additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax. That request is pending before Appeals; and

•

On October 27, 2023, the IRS issued to ShiftPixy a Letter 1058, Final Notice, Notice of Intent to Levy and Notice of Your Right to a Hearing, with respect to ShiftPixy's (a) Form 941 liabilities for the tax periods ending March 31, June 30, September 30, and December 31, 2022, and (b) Form 940 liabilities for the tax period ending December 31, 2022 (such liabilities, “ShiftPixy’s Liability That Are Subject to Enforced Collection”). On November 26, 2023, ShiftPixy timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection. That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy’s Liability That Are Subject to Enforced Collection. That request is pending before the IRS Independent Office of Appeals. .

On December 12, 2023, the Company received a lien from the IRS. The IRS can levy the Company’s bank accounts.

On January 12, 2024, ShiftPixy filed Form 12153 , Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection

Notwithstanding the above-described requests for a collection due process hearing, the IRS can determine the collectability of tax.  The IRS can, with limited notice, levy the Company’s bank accounts and subject it to enforced collection if ShiftPixy cannot obtain a resolution of the payroll tax issues, the United States Tax Court can (and will be asked to) review Appeals’ determination. There is no assurance that the IRS will abate penalties and interest currently assessed against ShiftPixy. If ShiftPixy is not successful getting the outstanding penalties, and or interest abated, including working out a payment plan with the IRS, it may cause ShiftPixy to file for bankruptcy protection in the near future.

The Company has taken aggressive steps to reduce its overhead expenses. The Company has plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and seeking acquisitions targets funded by debt or stock by Company’s in staffing services as the key driver towards its success.

The Company expects to engage in additional sales of its securities during the next twelve months either through registered public offerings or private placements, the proceeds of which the Company intends to use to fund its operations. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets at distressed prices, or consider other means of financing. The Company is also seeking acquisition targets funded by debt and stock, for growth, a recurring revenue base, significant gross profit conversion, margin expansion opportunities, a light industrial sector focus, a blue-chip client base, cyclical tailwinds, and a tenured management team willing and able to execute a comprehensive integration plan. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. These condensed consolidated financial statements do not include any adjustments for this uncertainty. See Note 11, Contingencies for litigation with IHC. If the Company is not successful with outstanding litigation, this could have a material cash flows requirement and a negative impact on ShiftPixy’s operations and working capital.

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the condensed  consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, may mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the condensed  consolidated financial statements are issued. Therefore, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of the issuance of the condensed consolidated financial statements.

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

Staffing Solutions

The Company records gross billings as revenues for its staffing solutions clients. The Company is primarily responsible for fulfilling the staffing solutions services and has discretion in establishing price. The Company includes payroll costs in revenues with a corresponding increase to cost of revenues for payroll costs associated with these services. As a result, the Company is the principal in this arrangement for revenue recognition purposes.

EAS Solutions / HCM

Employment administrative service or EAS solutions “EAS” and Human Capital Management “HCM” revenues are primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) an administrative fee and (iii) if eligible, WSE can elect certain pass-through benefits.

Gross billings are invoiced to each EAS and HCM client, concurrently with each periodic payroll. Revenues are offset by payroll cost component and pass through costs which are presented on a net basis for revenue recognition. WSEs perform their services at the client's worksite. The Company assumes responsibility for processing and remitting payroll to the WSE and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets were $1.7 million and $1.8 million, as of November 30, 2023 and August 31, 2023, respectively. Payments received by clients in advance of the due date of an invoice are recorded as liability. As of November 30, 2023 and  August 31, 2023. the Company recorded a liability for advance payments of $0.4 million and $0.2 million, respectively, is included in accounts payable and other liabilities on the condensed balance sheets.

 Disaggregation of Revenue

The Company’s primary revenue streams include HCM / EAS and staffing services. The Company’s disaggregated revenues for the three months ended November 30, 2023 and November 30, 2022, respectively, were as follows (in millions):

	For the Three Months Ended
Revenue (in thousands):	November 30, 2023	November 30, 2022

HCM / EAS (1)	$0.6	$1.5
Staffing	3.2	3.8
Total	$3.8	$5.3

(1) HCM / EAS revenue is presented net, gross less worksite employees’ payroll cost. Gross billings for the three months ended November 30, 2023 was $7.9 million, less worksite employee cost of $7.3 million. Gross billings for the three months November 30, 2022 was $11.7 million, less worksite employees payroll cost of $10.2 million.

 The following states represents more than 10% of total revenues for the three months ended November 30, 2023 and November 30, 2022, respectively, as follows:

	For the Three Months Ended
States:	November 30, 2023	November 30, 2022
California	26.2%	48.8%
Washington	16.5%	12.2%
New Mexico	23.6%	10.2%
New York	12.9%	0.4%

Discontinued Operations and Workers’ Compensation

On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant which was the assigned client contracts was significant to its revenues for the three months ended November 30, 2019, including 100% of the Company’s existing professional employer organization or PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years. Prior to Fiscal Year 2023, the Company determined that it was probable that all contractually required payments would not be collected and recorded a reserve on the collectability. For the full amount receivable. Up until November 15, 2023, the company was in litigation with Vensure regarding the aforementioned note receivable. On November 15, 2023, the Company won an arbitration cause for $2.5 million, resulting in a gain during the three month ended November 30, 2023.

The Company had retained workers’ compensation reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition LLC in connection with the Vensure Asset Sale, under the Company’s former workers compensation programs “Everest, and Sunz Insurance Solutions, LLC (“Sunz”), which calculated the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy.

The Vensure Asset Sale had previously met the criteria of discontinued operations set forth in ASC 205 and as such the retained workers’ compensation asset and liabilities were presented as a discontinued operation.

Subsequent to the Vensure Asset sale, the Company entered into litigation with both Everest and Sunz, see Note 11 Contingencies and Note 12 Subsequent Events. As of November 30, 2023, the Company has now settled its’ litigation with both Everest and Sunz.

As a result of the settlement wit Everest and Sunz, the Company recorded $0.1 million out of discontinued operations to continued operations $0.1 million for the three months ended November 30, 2023. In addition, the Company recorded $2.1 million for the Sunz litigation for the three months ended November 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of November 30, 2023 and August 31, 2023.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of November 30, 2023, and August 31, 2022, there was $1.9 million and $0.0 million, respectively, of cash on deposit in excess of the amounts insured by the FDIC.

The following represents clients who have ten percent of total accounts receivable as of November 30, 2023, and August 31, 2023, respectively.

	As of
	November 30, 2023	August 31, 2023
Client 1	50.8%	64.5%
Client 2	38.4%	23.6%

The following represents clients who have ten percent of gross revenues for the three months ended November 30, 2023, and November 30, 2022, respectively.

	November 30, 2023	November 30, 2022
Client 1	18.6%	0%
Client 2	15.5%	10.6%
Client 3	11.7%	7.7%

Discontinued Operations and Workers’ Compensation

On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant which was the assigned client contracts was significant to its revenues for the three months ended November 30, 2019, including 100% of the Company’s existing professional employer organization or PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years. Prior to Fiscal Year 2023, the Company determined that it was probable that all contractually required payments would not be collected and recorded a reserve on the collectability. For the full amount receivable. Up until November 15, 2023, the company was in litigation with Vensure regarding the aforementioned note receivable. On November 15, 2023, the Company won an arbitration cause for $2.5 million, resulting in a gain during the three-month period ended November 30, 2023.

The Company had retained workers’ compensation reserves and workers’ compensation related liabilities for former WSEs of clients transferred to Shiftable HR Acquisition LLC in connection with the Vensure Asset Sale, under the Company’s former workers compensation programs “Everest, and Sunz Insurance Solutions, LLC (“Sunz”), which calculated the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy.

The Vensure Asset Sale had previously met the criteria of discontinued operations set forth in ASC 205 and as such the retained workers’ compensation asset and liabilities were presented as a discontinued operation.

Subsequent to the Vensure Asset sale, the Company entered into litigation with both Everest and Sunz, see Note 11 Contingencies and Note 12 Subsequent Events. As of November 30, 2023, the Company has now settled its’ litigation with both Everest and Sunz.

As a result of the settlement wit Everest and Sunz, the Company recorded $0.1 million out of discontinued operations to continued operations $0.1 million for the three months ended November 30, 2023. In addition, the Company recorded $2.1 million for the Sunz litigation for the three months ended November 30, 2023.

Fair Value of Financial Instruments

Accounting Standard Codification “ASC” 820, Fair Value Measurement, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practical to estimate fair value. ASC 820 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of November 30,  2023 and August 31, 2022, the carrying value of certain financial instruments (cash, accounts receivable and payable) approximated fair value due to the short-term nature of the instruments. Notes Receivable is valued at the Company’s estimate of expected collections.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three months ended November 30, 2023 and August 31, 2023, respectively.

Level 1 assets consisted of cash as of November 30, and August 31, 2023, respectively.  The Company did not have any Level 2 or 3 assets or liabilities as of November 30, 2023 and August 31, 2023.

Advertising Costs

The Company expenses all advertising as incurred. Advertising expense for the three months ended November 30, 2023 and November 30, 2022 was $0.8 million and $0.7 million, respectively. Advertising expense includes salaries and external costs.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of November 30, 2023 and August 31, 2023, respectively.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding including convertible preferred shares series A, and the option for preferred series   A during the reporting period. The preferred series A are considered common stock since the exercise or conversion price to common stock is par value.  Diluted net loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options, warrants, shares of common stock to be issued to directors for services provided and the option for using the treasury stock method. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common shareholder of ShiftPixy, Inc. Because their effect would be antidilutive for the periods presented:

	For the Three Months Ended November 30, 2023	For the Three Months Ended November 30, 2022
Options	295	442
Shares to be issued for services to the board of directors	1,208	-
Warrants	232,679	52,198
Total potentially dilutive shares	234,182	52,640

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Account Standard Board “FASB” issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

Reclassification

The Company reclassified certain expenses to conform to the current year's presentation, for penalties and interest expense that are included with salaries, wages and payroll taxes which was previously included in general and administrative expenses and other income (expenses). Accrued workers compensation has been reclassified to accounts payable and other accounts payable. The resulting changes from the condensed balance sheets reclassified certain items from the condensed statements of cash flows for the three months ended November 30, 2022.

Note 3: Accounts Receivable, Unbilled Receivable and Advanced Payments

The Company’s accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. The Company in some instances may require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, ShiftPixy may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of the Company’s performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance for credit losses was $0.2 million and $0.2 million as of November 30, 2023 and August 31, 2023, respectively.

The Company recognized unbilled revenue when work site employee payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients'' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of November 30, 2023 and August 31, 2023, advance collections included in unbilled revenue were $1.7 million and $1.8 million, respectively.

Payments received by clients in advance of the due date of an invoice are recorded as liability. As of November 30, 2023 and August 31, 2023. the Company recorded a liability for advance payments of $0.4 million and $0.2 million, respectively, is included in accounts payable and other liabilities on the condensed balance sheets.

Note 4: Fixed Assets

Fixed assets consisted of the following as of November 30, 2023, and August 31, 2023.

	November 30, 2023	August 31, 2023
Equipment	$2,140,000	$2,182,000
Furniture & fixtures	614,000	614,000
Leasehold improvements	604,000	604,000
	3,358,000	3,400,000
Accumulated depreciation & amortization	(1,889,000)	(1,778,000)
Fixed assets, net	$1,469,000	$1,622,000

Depreciation and amortization expense for the three months ended November 30, 2023 and November 30, 2022 were $0.1 million and $0.1 million respectively.

Note 5: Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following as of November 30, 2023, and August 31, 2023:

	November 30, 2023	August 31, 2023
Accounts payable (1)	$9,321,000	$6,527,000
Contingent lease liability	3,761,000	3,761,000
Operating lease liability	895,000	874,000
Legal settlement	5,790,000	1,610,000
Shares owed to directors for services	794,000	756,000
Workers compensation	24,000	1,219,000
ERTC owed to clients	1,089,000	1,089,000
Due to IHC	600,000	600,000
Financed insurance policies	244,000	335,000
Business tax	788,000	150,000
Other	1,054,000	990,000
Total	$24,360,000	$17,911,000

(1)	Includes $3.5 million of Sunz litigation settlement as of November 30, 2023.

Note 6: Payroll Tax And Related Liabilities

Accrued payroll liabilities consisted of the following as of November 30, 2023, and August 31, 2023:

	November 30, 2023	August 31, 2023
Payroll taxes liabilities	$23,692,000	$22,840,000
Payroll related liabilities	212,000	237,000
Accrued penalties and interest	7,910,000	6,518,000
Total	$31,814,000	$29,595,000

Payroll tax liabilities and payroll tax accrual are associated with the Company’s WSEs as well as its corporate employees. The Company has recorded approximately $7.9 million and $6.5 million in interest and penalties on approximately $23.7 and $22.8 million on delinquent outstanding payroll taxes to the IRS and states and local authorities as of November 30, 2023 and August 23, 2023, respectively. In addition, the Company has received notices from the IRS and has approximately $11.8 million for unpaid tax liabilities including penalties and interest. The IRS can levy the Company’s bank accounts and is subject to enforcement collections. ShiftPixy has requested for a collection due process or equivalent hearing, that are subject to enforced collection.  ShiftPixy has also filed for an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are subject to enforced collection.  That request is pending before the IRS Independent Office of Appeals.

Note 7: Stockholders’ Deficit

Preferred Stock Series A

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

Mr. Absher exercised the option agreement and on October 17, 2023, converted 4,744,234 shares of preferred stock series A to common stock.

Upon the conversion of the preferred stocks series A s to common stock, the Company has recorded a preferential dividend on preferred series A of $67.4 million. This was based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock. In addition, this had no effect on stockholders' deficit.

There are no preferred stock series A and options to issue preferred stock series A as of November 30, 2023.

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

In connection with the Purchase Agreement, the Company and the purchaser entered into Amendment No. 1 to Warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 1,051 warrants issued on September 3, 2021, and (ii) 4,124 warrants issued on January 28, 2022, was reduced to $0.01. As a result of the warrant modification due to the change in the exercise price, for the three months ended November 30, 2022, the Company recorded an expense of $0.1 million.  The incremental change in the fair market values was based upon the Black- Scholes option pricing model with the following inputs. The risk-free interest of 3.7%, expected volatility of 149.4%, dividend yield of 0% and expected term of 6.7 to 6.8 years.

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

October 5, 2023, the Company entered into a securities purchase agreement for a private placement with an institutional investor,  The transaction closed on October 10, 2023 and the Company issued and sold to the investor (i) in a registered direct offering, 56,250 shares of common stock at a price of $26.40 per share, and pre-funded warrants to purchase up to 38,125 shares of common stock at a price of $26.3976 per pre-funded warrant, and (ii) in a concurrent private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 94,375 shares of common stock. The pre-funded warrants had an exercise price of $0.0024 and were exercised. The Private Placement Warrants are exercisable for a period of five-year years commencing six months from issuance. On October 16, 2023, the Company entered into an amendment to common stock purchase with the holder of the Private Placement Warrants. Pursuant to the amendment, the exercise price of the Private Placement Warrants was increased from $26.40 to $30.504. The net proceeds of this offering were $2.0 million. The Company reviewed the accounting for the modification and determined that no adjustment was needed for the three months ended November 30, 2023.

The following table summarizes the changes in the Company’s issued and outstanding common stock and prefunded warrants from August 31, 2023, to November 30, 2023:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price $
Warrants outstanding, August 31, 2023	138,309	5.6	$208.78
Issued	94,375	5.4	30.50
Forfeited	(5)	—	—
Warrants outstanding, November 30, 2023	232,679	5.3	$131.47
Warrants exercisable, November 30, 2023	138,304	5.3	$157.06

The following tables summarize the Company’s issued and outstanding warrants outstanding as of November 30, 2023:

	Warrants Outstanding	Weighted Average Life of Outstanding Warrants (In years)	Exercise Price
October 2023 Common Warrants	94,375	5.4	$30.50
July 2023 Common Warrants	86,111	4.6	36.00
October 2023 Common Warrants	34,722	5.8	36.00
September 2022 Underwriter Warrants	868	3.3	316.80
July 2022 Common Warrants	14,517	6.6	36.00
Sep 2021Underwriter Warrants	157	5.4	4,210.80
May 2021Underwriter Warrants	103	2.4	5,820.00
October 2020 Common Warrants	750	2.1	7,920.00
October 2020 Underwriter Warrants	208	1.8	36.00
May 2020 Common Warrants	83	1.8	7,960.00
May 2020 Underwriter Warrants	532	1.4	12,960.00
March 2020 Common Warrant	178	1.4	24,408.00
March 2020 Exchange Warrants	46	1.4	12,960.00
Amended March 2019 Warrants	28	0.2	96,000.00
March 2019 Services Warrants	1	0.2	168,000.00
Total	232,679	5.3	$131.47
Exercisable	138,304	5.3	$157.06

Note 8: Stock Based Compensation

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

As of November 30, 2023, there are 30,955 shares available under the Plan.

The Company recognized approximately $0.2 million and $0.3 million. of stock-based compensation expense that is recorded in general and administrative expenses in the condensed statement of operations, for the three months ended November 30, 2023, and November 30, 2022, respectively.

The Company compensates its board members through grants of common stock for services performed. These services have been accrued within accounts payable and other accrued liabilities on the condensed consolidated balance sheets. The Company has incurred $0.04 million and $0.06 million for the three months ended November 30, 2023 and November 30, 2022, respectively. The amount accrued as of August 31, 2023, and August 2022 was $0.8 million and $0.7 million, respectively. See Note 9 Related Parties.

The following table summarizes the Company’s option activity from August 31, 2023, through November 30, 2023:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Balance, August 31, 2023	417	7.0	$19,528.80
Forfeited	(122)	—	—
Balance as of November 30, 2023, expected to vest	295	6.6	$11,581.79
Balance as of November 30, 2023, exercisable	242	6.6	$11,707.64

As of November 30, 2023, the total unrecognized deferred share-based compensation of $0.5 million expected to be recognized over the remaining weighted average vesting periods of 0.8 years. There was no intrinsic value for outstanding stock options as of November 30, 2023.

The following table summarizes information about stock options outstanding and vested as of November 30, 2023:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price $
			(In years)			(In years)
$2,520 - $5,000	8	13	7.9	3,078.00	300	7.9	3,078.00
$5,001 - $10,000	40	28	5.7	7,383.16	17	5.7	7,438.67
$10,001 - $12,960	248	201	6.6	12,689.62	5	6.6	12,689.62
	295	242	6.6	11,707.64	315	6.6	11,581.79

Note 9: Related Parties

Director Compensation

Scott Absher

Mr. Absher salary for the three months ended November 30, 2023, and November 2022 was $0.2 million and $0.3 million, respectively. The Company has accrued his salary as of November 30, 2023 and August 31, 2023 which was $0.5 million and $0.4 million, respectively.

Amanda Murphy

Ms. Murphy salary for the three months ended November 30, 2023 and November 2022 was $ 0.1 million and $0.1 million, respectively. The Company has accrued her salary as of November 30, 2023 and August 31, 2023 which was $0.4  million and $0.4 million, respectively

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was hired by the Company as Deputy General Counsel – Special Projects, and he resigned from the Company on October 5, 2023. Mark Absher salary for the three months ended November 30, 2023, and November 2022 was $0.1 million and $0.1 million, respectively.

David May, a member of our business development team, is the son-in-law of Mr. Absher. Mr. May’s salary was for the three months ended November 30, 2023, and November 30, 2022, $0.04 million and $0.04 million, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. Mr. Eastvold salary for the three months ended November 30, 2023 and November 2022 was $0.1  million and $0.1 million,

Jason Absher, a member of the Company’s business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher’s salary was for the three months ended November 30, 2023, and November 30, 2022, was $0.03 million and $0.03 million, respectively.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Woods, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, salaries were for the three months ended November 30, 2023, and November 30, 2022, were $0.1 million and $0.1 million respectively.

The Company has accrued stock-based compensation related to shares of common stock to be issued for services provided by two and three directors, for the three months ended November 30, 2023, and November 30, 2022, respectively. Stock-based compensation expense for the three months ended November 30, 2023, and November 2022 was $0.  million and $0. million, respectively. The Company has agreements with these directors to receive shares of common stock valued at $0.1 million per year. No shares of common stock have been issued as of November 30, 2023, and August 31, 2023, respectively. As of November 30, 2023, and August 31, 2023, there are 1,208 and 1,208 shares of common stock to be issued to directors, respectively. The Chair of the Audit Committee resigned in July 2023.

As of November 30, 2023, and August 31, 2023, the Company has accrued $0.8 million and $0.7 million, respectively for stock-compensation related to shares to be issued for services to certain directors.

The amount due to the Board of Directors that is included in accounts payable is $0.3 million and $0.3 million, respectively.

Company related to Scott Absher

Scott Absher, the Company’s Chief Executive Officer, is a shareholder in Quelliv. Quelliv seeks to provide a non-invasive, alternative approach to wellness using laser biomodulation / LLLT, activating the body’s restorative and regenerative processes.  Quelliv is a client of ShiftPixy, Inc.  ShiftPixy, Inc. has earned administration fee for the three months ended November 30, 2023 and November 30, 2022 of  $10,000  and $8,000 respectively, In connection with unreimbursed incurred on behalf of Quelliv, the nature of expenses were software development, information technology, marketing, branding, payroll, professional and miscellaneous expenses, the amount for the three months ended November 30, 2023 and November 30, 2022 were $0.4 million and $0.4 million, respectively.

Note 10: Commitments

Operating Leases and License Agreements

Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $57,000. The Company has not made payments under the lease agreement since June 2022, see Note 11 Contingencies related to the legal case with the litigation with the landlord, Courvoisier Centre. The Company has accrued a contingent liability of $3.7 million as of November 30, 2023, and August 31, 2023, respectively that is include in account payable and other accrued liabilities in the condensed consolidated balance sheets. In addition, ShiftPixy recorded an impairment expense of $3.7 million for the right of use asset for the year ended August 31, 2022.

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

On May 2, 2022, the Company entered into a non-cancelable 60-month operating lease, as constituted in an amendment to a prior lease, commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily for its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. As an incentive, the landlord provided a rent abatement of 50% of the monthly rent for the first four months, with a right of recapture in the event of default. During the fourth quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company is obligated to pay its lease obligation. ShiftPixy recorded an impairment expense during the three months ended August 31, 2023 of $1.0 million based upon the remaining value of the right-of use asset.

On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs, see Note 11, Contingencies. As a result of the abandonment, the Company evaluated the right of-use asset for impairment as of August 31, 2022, and recorded an impairment charge of $3.8 million, within the impairment loss line item for the year ended. Furthermore, the Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 million, included within accrued liabilities of the condensed consolidated balance sheets as of November 30, 2023, and August 31, 2023, respectively.

The components of lease expense are as follows:

	For the Three Months Ended November 30, 2023	Three Months Ended November 30, 2022
Operating lease cost	$136,000	$256,000

Future minimum lease and licensing payments under non-cancelable operating leases as of November 30, 2023, are as follows:

Minimum lease commitments
2024	$1,064,000
2025	1,099,000
2026	719,000
2027	563,000
2028	381,000
Thereafter	32,000
Total minimum payments	3,858,000
Less: present value discount	405,000
Lease liability	$3,453,000

Weighted-average remaining lease term - operating leases (months)	55
Weighted-average discount rate	5.54%

The current portion of the operating lease liability is included within our accounts payable and other accrued liabilities in the accompanying condensed consolidated balance sheets.

In connection with the abandonment of the leases, the Company applied part of its security deposit to it the amount owed to its landlord. The remaining amount was not recoupable, and the Company recorded an impairment expense of approximately $0.4 million.

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

Sunz Litigation

On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million, which represents approximately 200% of the amount of incurred and unpaid claims. The Company denies the plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set. On June 21, 2022, the Court granted Plaintiff’s partial motion for summary judgment, holding that Defendant is liable under the contract, but further finding that the number of damages, if any, to which Plaintiff is entitled should be determined at trial. We believe that partial summary judgment was improvidently granted, and therefore appealed the Court’s Order by filing a petition for writ of certiorari with the Court of Appeal, which appeal is now pending. On or about November 14, 2022, a court granted Sunz’ motion for summary judgment on a contractual issue—holding that the Company waived claims regarding Sunz’ management of claims to the extent that the Company did not complain about such management within 6 months of the alleged mismanagement of the claims. This ruling may limit the scope of the Company’s counterclaim. Trial in the case has been set for February 2024. The parties have agreed to a settlement for $3,500,000 to be paid as follows: $350,000 cash payment on or before March 1, 2024 and $75,000 per month payments until the balance of is paid in full. There is a 15% discount to be applied to a full balance payment if paid before the final due payment. There is a default provision if the payment if the Company does not pay according to the terms of the settlement agreement and the default payment can go up to $7.8 million. The parties have agreed to stay all litigation in Florida and dismiss all California litigation and a Stipulated Judgment will be held by Sunz, unfiled, until the amount is paid in full. As of November 30. 2023 the liability owed of $7.8 million to Sunz is recorded in accounts payable and other liabilities. As of August 31, 2023, the Company recorded $5.6 million in accrued workers compensation cost discounted operations liabilities.

Vensure Litigation

On September 7, 2021, Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, filed a complaint against the Company in the Court of Chancery of the State of Delaware asserting claims arising from the Asset Purchase Agreement (the “APA”) governing the Vensure Asset Sale described above. The APA provided for Vensure to purchase, through its wholly owned subsidiary, certain of the Company’s assets for total consideration of $19 million in cash, with $9.5 million to be paid at closing, and the remainder to be paid in 48 equal monthly installments (the “Installment Sum”). The Installment Sum was subject to certain adjustments to account for various post-closing payments made by the parties, and the APA provided for a procedure to determine the final amount of the Installment Sum.

 In early September 2021, Vensure filed suit against the Company in Delaware Chancery Court for breach of contract and declaratory judgment, seeking unspecified damages. The Company vigorously disputed and denied each of Vensure’s claims. The case is now settled for $2.5 million, and the Company received the funds on November 22, 2023.  This resolves all claims and the case was dismissed.

Courvoisier Centre Litigation

On August 24, 2022, the landlord of our former headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. The Company vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which the Company's offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, the Company filed our answer to the complaint and the Company's counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation. Mediation is scheduled for January 31, 2024. The Company has accrued for this liability as of November 30, 2023 and August 31, 2023, respectively.

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

In Re John Stephen Holmes Bankruptcy Litigation

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation by the Company of Mr. Holes' 491,250 preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. After the Company filed a motion to dismiss the trustee's complaint, the trustee endeavored to exercise an option 520,833 preferred shares) that had been issued in the early stages of the Company but that was later superseded by a modified option that did not provide for convertibility of the preferred shares to common stock and which modified option was in effect at the time that Mr. Holmes filed for bankruptcy. The trustee insists that it has a right to exercise the option for 520,833 preferred shares series A and convert the shares to common stock, notwithstanding (a) the fact that the preferred shares were not convertible to common stock at the time Mr. Holmes filed his bankruptcy petition, (b) the lapse of more than 3 years' time during which the trustee failed to take any action in relation to the option, (c) the connection of the option to Mr. Holmes, who now competes with and is believed to have taken clients from the Company, (d) the intervening 1-for-100 reverse stock split and extensive corporate governance actions and (e) the negative impact that the issuance of up to 520,833 shares would have on the Company and its shareholders. Were the trustee to be successful in its claim, the Company would be obligated to issue up to 520,833 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. The Company has asserted a number of defenses and intends to vigorously defend itself against the claim. Another mediation in this case was set for December 8th, 2023.  The parties have engaged in mediation and are continuing their settlement discussions. The trustee has also named the Directors in a new amended complaint; the E&O carrier responded with the assignment of counsel; a 2nd mediation was held on 12/8/2023, and the parties have agreed to a settlement of $550,000 in stock ($500,000 if paid off early) but the final Agreement has not been received to be signed.  This is included accounts payable and accrued liabilities as of November 30, 2023 and August 31, 2023, in the condensed consolidated balance sheets.

Employee Retention Tax Credit (“ERTCs”) Claims

The Company has filed various ERTCs claims with the IRS on behalf of its clients that have otherwise failed to obtain the related benefits afforded to them pursuant to the filing of Form 7200—the time for the filing of which has expired. To date, the Company has received ERTCs amounting to $2.0 million. In addition, the Company anticipates filing additional ERTCs claims as clients continue to request that the Company complete the submission thereof to the IRS. Because of the Company’s currently existing payroll tax liability, the Company presently receives ERTCs from the IRS in the form of a credit to the Company’s outstanding payroll tax liability. The Company is not presently able to remit the ERTCs to its clients and plans to offer its clients restricted shares of the Company’s common stock in payment of the ERTCs applicable to such clients. If a client rejects the payment of its respective ERTCs in the form of the restricted shares of the Company’s common stock as proposed by ShiftPixy, such client may seek to enforce its rights to recover its ERTCs by filing lawsuits against the Company.

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

Foundry ASVRF Sawgrass, LLC v. ShiftPixy, Inc.

On or around October 16, 2023, the company received a variety of legal proceedings documents as filed in the County Court of the 17th Judicial Circuit in and for Broward County, Florida, as case No. COWE-23-003124, arising out of the Company’s abandonment of a lease of premises at Suite 650, 13450 W. Sunrise Blvd., Sunrise, Florida 33323. Most of the Company’s $0.3 million security deposit has been applied to the cost of unpaid improvements and rent past due for the months of June, July, August and September of 2023 (as well as unreplenished security deposit amounts for prior months).  Rent and operating costs per month were approximately $0.1 million. The lease term continues until December 31, 2028. The Landlord has sued for eviction, replenishment of the security deposit and damages for future payments under the lease. Although the plaintiff will claim damages equal to the full value of the lease, the Company has defenses in the nature of the plaintiff’s duty to mitigate damages by securing one or more replacement tenants. The parties are anticipated to engage in mediation wherein the parties are expected to settle plaintiff’s claims. The Company has recorded the value the value of its lease obligation. Given the early stage of the matter, it is too early to assess the anticipated amount to which the plaintiff will be entitled; however, the plaintiff will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the plaintiff to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.  The Parties are in active negations to settle this claim.

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

Olen Commercial Realty Corp. v. ShiftPixy:

In late August of 2023, the Company abandoned its leased premises at 1 Venture, Suite 150, Irvine, CA 92618. Monthly rent is approximately $24,500. The lease term continues until June 30, 2027.  The landlord has demanded approximately $1.2 million for the balance of payments due under the lease, including miscellaneous expenses as offset by security deposit funds.  While the landlord has not filed suit, it is anticipated that the landlord may file suit within the next few months.  In the event the landlord does file suit, the Company will assert rights of offset as a consequence of the landlord’s failure to mitigate its damages.  Given the early stage of the matter, it is too early to assess the anticipated amount to which the landlord will be entitled; however, the landlord will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the landlord to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.  It is anticipated that the parties will negotiate and endeavor to settle the claims. The Company has accrued the lease liability and the amount included in long-term operating lease as of November 30, 2023 and August 31, 2023 was $0.8 million and $0.8 million and the short-term portion included in accounts payable and other liabilities as of November 30, 2023 and August 31, 2023 was $0.2 million and $0.2 million, respectively.

Robert Angueira, as US Chapter 7 Trustee v. Shiftpixy, Inc, Shiftpixy Investments,

On December 14, 2023, the Officers and Directors received notice of an Adversarial proceeding in a bankruptcy case, captioned Robert Angueira, as US Chapter 7 Trustee v. Shiftpixy, Inc, Shiftpixy Investments, Inc et al. The case is related to Industrial Human Capital, “IHC”, a company that was an attempted SPAC in 2022, the Company was unable to finish the listing requirements and $117.6 million was returned to the investors on December 1, 2022. Because some creditors were unpaid after the IHC was closed due to insolvency, some IHC creditors filed an involuntary bankruptcy in the Southern District of Florida.

The Company was owed a substantial sum of money related to IHC SPAC’s sponsorship and transferred $600,000 to Shiftpixy from IHC in partial repayment of that money. The Chapter 7 Bankruptcy Trustee asserted a claim against that transfer and the Company is working to make arrangements for payment to the Trustee.

In relation to the recent filing by the Chapter 7 Trustee, the Trustee asserts, amongst other things, that some Officers and Directors of ShiftPixy acted inappropriately in transferring those funds back to the investors in IHC and subsequent to the filing of the involuntary bankruptcy.  These claims forced the Company to put ShiftPixy’s director and officer carrier on notice and the Company is waiting for their decision on the matter(s).

The Chapter 7 Trustee claims to be entitled to the $117 million dollars from the investors, shareholders, officers, and directors and Shiftpixy, Inc, for a bankruptcy estate with claims totaling $1.8 million ($282,000 of which are claims by the Company).  Given the early stage of the litigation, it is too early to assess whether an unfavorable outcome for the Company is either probable or remote.  The Company recorded in accounts payable and other liabilities, $0.6 million and $0.6 million as of November 30, 2023 and August 31, 2023, respectively.

Other Matters

Washington Dept of Rev v. ShiftPixy Staffing, Inc.

On or about April 25, 2023, the State of Washington Dept. of Rev. issued a tax warrant against the a subsidiary of the Company claiming that (a) its prior communications were unanswered, and (b) asserting that the Company owes $0.7 million in Business & Occupation (“B&O”) Taxes and interest for periods from June 2018 to December 2021.  The state essentially claims that such a subsidiary owes B&O Taxes as a consequence of its having conducted staffing services in Washington. The Company has responded, indicating that the subject services provided were actually in the nature of professional employer organization or PEO services (as defined under applicable law) and not staffing services (as defined under applicable law) and that the subsidiary’s tax obligation, if any, pursuant to the state’s own Excise Tax Advisory ETA 3192.2014,would be a small fraction of the amount claimed by the state. The Company further argued that the assessment is improperly made such subsidiary because that entity did not even exist until January of 2021, and it did not start billing a client in Washington until calendar year 2022. The state reviewed documentation submitted by the Company in support of its position and issued a modified tax adjustment, asserting that the sum of $0.3 million is due for the period June 2018 to December 20020. Additionally, Washington State assessed another subsidiary of ShiftPixy approximately $0.5 million for excise tax. The Company filed a request for an administrative hearing on both matters. The Company was informed that the amount due must be paid prior to any appeal. The Company has recorded in accounts payable and other liabilities, $0.8 million and $0.2 million as of November 30, 2023 and August 31, 2023, respectively on the condensed consolidated balance sheets.

On August 2, 2023, ShiftPixy received a letter (the “August 2, 2023 NASDAQ  Letter”) from the staff of the Listing Qualifications Department of NASDAQ, which notifies the Company that, in view of the recent resignation of an independent director who was a member of the Company’s audit committee, the Company does not presently comply with NASDAQ’s Listing Rule 5605, which requires that a majority of the Company’s board of directors be comprised of independent directors, and that the Company has an audit committee comprised of at least three independent directors, one of which “has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. On January 16, 2024, the Company added an independent director to the audit committee.

Note 12: Subsequent Events

The Company and Sunz agreed to a settlement on January 5, 2024, for $3,500,000 to be paid as follows: $350,000 cash payment on or before March1, 2024 and $75,000 per month payments until the balance of is paid in full.  There is a 15% discount to be applied to a full balance payment if paid before the final due payment.  There is a default provision if the payment if the Company does not pay according to the terms of the settlement agreement and the default payment can go up to $7.8 million. The parties have agreed to stay all litigation in Florida and dismiss all California litigation and a Stipulated Judgment will be held by Sunz, unfiled, until the amount is paid in full.  As of November 30. 2023 the liability owed of $7.8 million to Sunz is recorded in accounts payable and other liabilities. and is recorded in the condensed consolidated balance sheet. As of August 31, 2023, the Company recorded $5.6 million in accounts payables payable and other liabilities and accrued workers compensation cost discounted operations liabilities.

In January 2024, the Company was informed by the IRS it was being audited for its August 31, 2022, corporate tax return. If any adjustments resulting from the audit, the net operating loss will be adjusted.

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

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (“Fiscal 2023”), filed with the SEC on December 14, 2023,

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND INFORMATION

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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on December 14, 2023, which is expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, the Company operates in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Overview

Business Overview

ShiftPixy is dedicated to providing a comprehensive Human Capital Management “HCM” and Engagement platform that addresses the complete spectrum of employment needs. Our services encompass recruitment, staffing, payroll and related employment tax processing, human resources, employment compliance, employment-related insurance, and administrative solutions. We cater to various business clients, primarily focusing on sectors characterized by high employee turnover and dynamic staffing requirements.  Connecting both workers and those that manage them through an elegant AI-powered, cloud based, mobile architecture that navigates and moves all stakeholders through the daily duties of hourly labor.

Initially, our core business targeted the restaurant and hospitality sectors, industries known for their high turnover rates and part-time, flexible employment structures. However, recognizing the evolving market demands and opportunities, we have strategically shifted towards light industrial staffing solutions. This pivot aligns with our goal to broaden our market reach and address the substantial needs of warehouses, manufacturing units, logistics, and similar sectors experiencing rapid growth and increasing reliance on flexible staffing solutions.  This shift also brings our business into better margin engagements with large national clients.

We earn our income through the administrative or processing fees we receive as a percentage of a client's gross payroll. These fees vary depending on the level and complexity of services provided, ranging from essential payroll processing to an extensive suite of HRIS technology and staffing solutions. Our commitment is to provide adaptable, scalable, and cost-effective human capital solutions that align with the unique needs and goals of our clients.

Technology Updates

In Fiscal 2023, ShiftPixy has made substantial strides in advancing our technological capabilities, further cementing our leadership in the staffing and human capital management industry. These developments are a testament to our unwavering commitment to innovation and excellence in meeting the dynamic needs of the labor market.

•

Instant Interview -On July 10th, ShiftPixy announced the "Instant Interview" feature - a transformative addition to our application suite. This technology facilitates a rapid interviewing process by capturing video responses from candidates to predetermined questions. This enables recruiters and client managers to expedite the hiring process, allowing for a more agile and responsive assessment of potential candidates.

•

AI Recruiting Technology: Earlier, on March 23rd, ShiftPixy introduced our "AI Recruiting" technology. Leveraging Open AI's open API, this platform is designed to bridge the gap in opportunity matching and enhance recruitment efficiency. "AI Recruiting" utilizes AI-driven candidate outreach in natural language conversations and matching algorithms to connect the right candidates with the right opportunities, streamlining the talent acquisition process and providing “Fast-Fill” staffing capabilities.

•

Robust HRIS Platform: Our cloud-based HRIS platform captures, holds, and processes HR and payroll information through a secure and user-friendly interface. This technology not only reduces the administrative burden on our clients but also provides valuable business intelligence that can inform strategic decision-making.

The deployment of "Instant Interview" and "AI Recruiting" technologies exemplifies ShiftPixy's dedication to technological innovation that elevates stakeholder engagement. These tools not only facilitate a more efficient job placement process but also significantly broaden access to the labor market for our clients. By optimizing the connection between job seekers and employers in today’s market, aligning with our ambitious national sales expansion plan, ShiftPixy is leading the way in transforming the world of work, making it more accessible, flexible, and responsive to the needs of today's fast-paced economy.

ShiftPixy remains committed to leveraging these technological advancements to unlock new levels of efficiency during the integration of staffing acquisitions and to drive our effectiveness within the staffing services sector, ensuring that our clients can navigate the contingent labor market with unparalleled ease and success.

Corporate Development: Technology-driven Acquisition Strategy

After unwinding the SPAC sponsorship of AXH in November 2022, our corporate development strategy pivoted to a direct acquisition model with acquisition activities re-focused on human capital consolidation opportunities. To capitalize on robust market relationships with staffing firm operators, our acquisition team began executing a roll-up of staffing companies with the end goal of creating a national footprint that could leverage our best-in-class technology as a consolidation point and value creator.  This technology-driven acquisition strategy will equip strategic acquisition targets with proprietary systems and a best-in-market staffing service delivery platform to deliver high revenue growth, margin improvement, and lower SG&A costs. By delivering real-time human capital business intelligence to staffing buyers and creating real-time connections between flex workers and un-filled jobs, this strategy will solve our clients’ contingent workforce challenges and create valuable opportunities for our shareholders.

After curating over several potential acquisition targets across various staffing verticals, the field was narrowed to a prospective initial business combination of firms with common traits: have developed well-entrenched leading market positions over a substantive operating history, are currently servicing the fastest growing markets and sectors with minimal overlap, have built a diversified client base via direct sales with negligible concentration issues, have draft unaudited financials showing performance and high growth, and bring to the table a meaningful volume of clients served and worksite employees on active assignment.  Acquisition targets currently under exclusive letters of intent represent exponential growth in our current recurring revenue, significant gross profit improvement, margin expansion opportunities, a blue-chip client base, cyclical tailwinds, and a tenured sales and operational staff excited and ready to execute our rapid growth plan for 2024.  Execution of this acquisition strategy forges a national footprint with worksite employees or WSEs and clients in all 50 states serviced from 80 offices nationwide.

Results of Operations

The following table summarizes the unaudited condensed consolidated results of our operations for the three months ended November 30, 2023 and November 30, 2022:

	For the Three Months Ended
	November 30, 2023	November 30, 2022
Revenues	$3,774,000	$5,266,000
Cost of revenue	3,324,000	4,845,000
Gross profit	450,000	421,000

Operating expenses:
Salaries, wages, and payroll taxes	2,896,000	3,069,000
Professional fees	814,000	1,195,000
Software development	—	60,000
Depreciation and amortization	141,000	149,000
General and administrative	4,629,000	1,171,000
Total operating expenses	8,480,000	5,644,000

Operating loss	(8,030,000)	(5,223,000)

Other (expense) income:
Gain from legal settlement	2,500,000	—
Other	(18,000)	—
Total other (expense) income	2,482,000	—

Loss from continuing operations	(5,548,000)	(5,223,000)

Loss from discontinued operations, net of tax	—	(200,000)

Net loss	(5,548,000)	(5,423,000)

Preferred stocks series A preferential dividend	(67,444,000)	(127,145,000)

Net loss attributable to ShiftPixy, Inc. shareholders	$(72,992,000)	$(132,568,000)

Net loss per share, Basic and diluted
Continuing operations	$(25.13)	$(333.21)
Discontinued operations	—	(0.50)
Net loss per common share – Basic and diluted	$(25.13)	$(333.71)

Weighted average common shares outstanding – Basic and diluted	2,9043,982	397,249

Our financial performance for the three months ended November 30, 2023, compared to November 30, 2022 included the following significant items:

Revenue, net decreased $1.5 million or 28.3%, from $ 5.3 million for the three months ended November 30, 2022 to $ 3.8 million. The decrease primarily relates to increased competition. The Company’s plans to increase revenues from acquisitions which are expected to be funded from debt and stock.

Gross Profit for the three months ended November 30, 2023 was 11.9% compared to 8.0%  for the  months November 30, 2022. The increase was due to the loss of clients that had lower gross margins.

Operating expenses increased $2.9 million from $5.6 million for the three months November 30, 2022 to $8.5 million. For the three months ended November 30, 2023. The components of operating expenses change for such periods are as follows:

Salaries, wages and payroll taxes decreased $0.1 million from $3.0 million for the three months November 30, 2022 to $2.9 million for the three months ended November 30, 2023. This category includes salaries, benefits, payroll taxes including penalties and interest expense calculated based upon the outstanding obligations to the Internal Revenue Services, state and local authorities. Salaries, benefits and payroll taxes decreased $0.9 million due to the reduction in employees for the three months ended November 30, 2023 compared to November 30, 2022. For the three months ended November 30, 2023 compared to November 30, 2022, penalties and interest expense increased by $0.7 million. The amount owed to the IRS, states and local authority as of November 30, 2022 was $15.5 million as compared to $23.7 million as of November 30, 2023. The Company is expected to record additional penalties from its outstanding payroll obligations to the IRS, states and local authorities.

Professional fees primarily consist of legal fees, accounting and public company costs, board fees, and consulting fees. Professional fees decreased by $0.4 million, from $1.2 million for the three months ended November 30, 2022 to $0.8 million for the three months ended November 30, 2023. The decrease is primarily related to $0.3 million for ongoing legal costs litigation, a decrease of $0.2 million related consulting fees.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, stock- based compensation, insurance. marketing, travel and entertainment, and other general business expenses. General and administrative expenses increased by $3.4 million from $1.2 million for the three months ended November 30, 2022 to $4.6 million for the three months ended November 30, 2023. The increase primarily relates to an accrual that was recorded for the Sunz settlement of $2.1 million and other legal settlements of $0.2 million. The Company had previously recorded $5.6 million. The Sunz settlement was for $3.5 million with an upfront payment of $0.4 million and monthly payment of $0.1 million until the balance is paid.  In addition, there was an increase in $0.8 million due from a refund related to SPAC premium reduction and refund from the failed SPAC transaction. Other increase was from business and excise taxes of $0.5 million.

Other income (loss) for the three months ended November 30, 2023 was $2.5 million which was from a legal settlement from Venture of $2.5 million.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that the Company transferred to Vensure as part of the Vensure Asset Sale. Discontinued operations were not recorded for the three months ended November 30, 2023 due to the Everest litigation settlement in June 2023 and Sunz settlement in January 2024.

Net loss for the three months ended November 30, 2023 was $5.5 million as compared to $5.4 million for the three months ended November 30, 2022, a decrease of $0.1million based upon the factors above.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN (See notes to condensed consolidated financial statements)

As of November 30, 2023, the Company had cash of $1.5 million and a working capital deficit of $54.4 million. During the three months ended November 30, 2023, the Company used approximately $0.6 million of cash from operations and incurred recurring losses, resulting in an accumulated deficit of $231.9 million. As of November 30, 2023, the Company is delinquent with respect to remitting payroll tax payments to the IRS, states, and local jurisdictions. The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  As of September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds. The Company has filed recent ETRC claims for its clients and has not received any notifications of acceptance from the IRS. Some clients have filed suits against the Company, demanding that the Company taken action to file for additional ERTCs for certain tax periods.

ShiftPixy has received notices from the IRS of $11.9 million as of August 31, 2023 and notices relating to liens from the IRS claiming it owes approximately $9.0 million for unpaid payroll tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of ShiftPixy as of November 30, 2023 and August 31, 2023, respectively. ShiftPixy expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against ShiftPixy, Inc. and ShiftPixy, potentially in addition to other subsidiaries. ShiftPixy has taken steps to preserve so-called “collection due process rights” and present collection alternatives to the proposed enforced collection actions(s).  Specifically:

35

•

The Company had a collection due process hearing with the IRS Independent Office of Appeals on October 24, 2023. On October 24 and November 6, 2023, ShiftPixy requested that the IRS Independent Office of Appeals (“Appeals”), among other things, abate additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax. That request is pending before Appeals; and

On October 27, 2023, the IRS issued to the Company a Letter 1058, Final Notice, Notice of Intent to Levy and Notice of Your Right to a Hearing, with respect to the Company’s (a) Form 941 liabilities for the tax periods ending March 31, June 30, September 30, and December 31, 2022, and (b) Form 940 liabilities for the tax period ending December 31, 2022 (such liabilities, “That Are Subject to Enforced Collection”).  On November 26, 2023 4 ShiftPixy timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to the Company Liability That Are Subject to Enforced Collection.  That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy That Are Subject to Enforced Collection.  That request is pending before the IRS Independent Office of Appeals.

•

On December 12, 2023, the Company received a lien from the IRS. The IRS can levy the Company’s bank accounts. On January 12, 2024, the Company filed Form 12153 Request for a Collection Due Process or Equivalent Hearing, with respect to the Company Liability That Are Subject to Enforced Collection.

Notwithstanding the above-described requests for a collection due process hearing, should the IRS determine the collectability of tax be in jeopardy, the IRS can, with limited notice, levy the Company’s bank accounts and subject it to enforced collection if ShiftPixy cannot obtain a resolution of the payroll tax issues, the United States Tax Court can review Appeals’ determination.  There is no assurance that the IRS will abate penalties and interest currently assessed against ShiftPixy. If ShiftPixy cannot get abated the outstanding penalties, and interest or raise the necessary capital to fund its payroll tax obligations and collection alternative, it may cause ShiftPixy to file for bankruptcy protection in the near future.

The Company has taken aggressive steps to reduce its overhead expenses. The Company has plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and strengthening the Company’s sales force strategy by focusing on staffing services as the key driver towards its success. In addition, the Company is planning on acquisitions funded by stock and debt to attempt to generate future cash flows. There is no assurance that the Company can execute on obtaining additional equity or debt on the terms that the Company is seeking. In addition, there is no assurance that the Company can execute on close and be successful on its business plan for acquisitions. In addition, the Company needs to take additional steps to pay down its payroll taxes with the IRS, states and local tax authorities. If not, penalties and interest will continue to increase There is a likelihood that the Company may file for bankruptcy in the near future.

The Company expects to engage in additional sales register securities during Fiscal 2024, either through registered offerings or private placements, the proceeds of which the Company intends to use to fund its operations. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months, it may need to curtail certain aspects of its operations or expansion activities, consider the sale of additional assets, or consider other means of financing. The Company is also seeking acquisition targets for growth, a recurring revenue base, significant gross profit conversion, margin expansion opportunities, a light industrial sector focus, a blue-chip client base, cyclical tailwinds, and a tenured management team willing and able to execute a comprehensive integration plan. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on advantageous terms, or that any such additional financing will be available. If the Company is not successful in obtaining the necessary financing, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the issuance of the financial statements. The accompanying unaudited financial statements do not include any adjustments for this uncertainty.

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the unaudited condensed consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the  condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, may mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Therefore, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern from twelve months the date of the issuance of issuance of the financial statements.

Historically, the Company’s principal source of financing has come through the sale of the Company’s common stock, including in certain instances, warrants and the issuance of convertible notes.

The following table sets forth a summary of changes in cash flows for the three months ended November 30, 2023 and November 30, 2022.

	For the Three Months Ended November 30,
	2023	2022
Net cash used in operating activities	$(603,000)	$(3,742,000)
Net cash used in investing activities	5,000	(400,000)
Net cash provided by financing activities	2,016,000	4,388,000
Increase in cash	$1,418,000	$618,000

Operating Activities

Cash used in operations for the three months ended November 30, 2023, was $0.6 million, primarily consisting of a net loss from operations of $5.5 million, The corresponding offset, was assets and liabilities increased by $4.4 million.  Cash from operations increased from non-cash expenses of $0.5 million.

Cash used in operations for the three months ended November 30, 2022, was $3.7 million primarily consisting of the net loss of $5.2 million from continuing operations, and an increase in payroll tax liability and payroll other liabilities of $2.7 million. This was offset by an increase in unbilled receivable of $0.6 million and a decrease of $1.3 million in accounts Cash from operations increased for non-cash expenses of $0.5 million.

Investing Activities

Net cash used by investing activities for the three months ended November 30, 2023, was $0.0 million.

Net cash used by investing activities for the three months ended November 30, 2022, was $0.4 million which was from the purchase fixed assets.

Financing Activities

Net cash provided from financing activities for the three months ended November 30, 2023, was $2.0 million which was from the net proceeds of a private placement. Net cash provided by financing activities for the three months ended November 30, 2022 was $4.4 million, which was from the net proceeds of a private placement.

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

The Company’s condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of November 30, 2023 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements require estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

37

•

Assumption as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business;

•	Liability for legal contingencies;

•	Deferred income taxes and related valuation allowance;

•	Payroll taxes and associated penalties and interest.

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

The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of November 30, 2023, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, penalties and interest on outstanding payroll taxes, financial reporting and information technology, as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2023, and which the Company determined continued to exist as of November 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to various legal actions, in addition to the contingencies noted in item 11, above, arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company. There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K and filed with the SEC on December 14, 2023, respectively, except as noted in Note 11 Contingencies to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2023, as filed with the SEC on December 14, 2023, which is expressly incorporated herein by reference. There have been no material changes from the risk factors since the filing of the Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on December 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1**	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2**	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

ShiftPixy, Inc., a Wyoming corporation

Date: January 22, 2024	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

Date: January 22, 2024	By:	/s/ Douglas Beck
Douglas Beck
Principal Financial Officer

