Form 10-Q
period 2024-02-29
ShiftPixy, Inc.
filed 2024-04-19
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

SEC File No. 001-37954

SHIFTPIXY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	47-4211438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 NW 25th Street, Miami, FL	33142
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of April 15, 2024, was 6,755,686.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	February 29, 2024	August 31, 2023

ASSETS
Current assets
Cash	$21	$75
Accounts receivable, net	644	590
Unbilled accounts receivable	656	1,784
Prepaid expenses	515	839
Other current assets	428	532
Total current assets	2,264	3,820

Fixed assets, net	1,330	1,622
Right-of-use asset, net	691	866
Deposits and other assets	192	192
Total assets	$4,477	$6,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued liabilities	$24,520	$17,911
Payroll tax related liabilities	34,443	29,595
Payroll related liabilities	2,204	2,940
Accrued workers’ compensation costs discontinued operations	-	4,389
Total current liabilities	61,167	54,835

Non-current liabilities
Operating lease liability, non-current	2,321	2,790
Total liabilities	63,488	57,625
Commitments and contingencies (See Notes 10 and 11)
Stockholders’ deficit
Convertible preferred stock series A, 50,000,000 authorized shares; $0.0001 par value: 0 shares and 358,333 shares issued and outstanding as of February 29, 2024, and August 31, 2023, respectively	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; and 5,397,698 shares and 507,383 issued and outstanding as of February 29, 2024, and August 31, 2023, respectively	-	-
Additional paid-in capital	177,592	175,226
Accumulated deficit	(236,603)	(226,351)
Total stockholders’ deficit	(59,011)	(51,125)
Total liabilities and stockholders’ deficit	$4,477	$6,500

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended			For the Six Months Ended
	February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023
Revenues (See Note 2)	$3,813	$4,579		$7,587	$9,844
Cost of revenues	3,591	4,095		6,915	8,941
Gross profit	222	484		672	903

Operating expenses:
Salaries, taxes and benefits	1,303	2,599		2,664	4,856
Professional fees	465	870		1,279	2,065
Software development	1	119		1	179
Depreciation and amortization	140	150		281	299
General and administrative	3,017	2,010		9,181	3,991
Total operating expenses	4,926	5,748		13,406	11,390

Operating loss	(4,704)	(5,264)		(12,734)	(10,487)

Other (expense) income:
Gain from legal settlement	-	-		2,500	-
Other income (expense)	-	642		(18)	642
Total other income	-	642		2,482	642
Net loss attributable to ShiftPixy, Inc	(4,704)	(4,622)		(10,252)	(9,845)

Loss from discontinued operations, net of tax	-	(607)		-	(807)

Non-controlling interest	-	(540)		-	(540)

Net Loss	(4,704)	(5,769)		(10,252)	(11,192)

Preferred stock preferential dividend	-	-		(67,444)	(127,145)

Net loss attributable to Shiftpixy’s shareholders	$(4,704)	$(5,769	) )	$(77,696)	$(138,337)

Net loss per share attributable to ShiftPixy shareholders, basic and diluted
Continuing operations – basic and diluted	$(0.87)	$(12.77)		$(18.78)	$(342.91)
Discontinued operations – basic and diluted	-	(1.50)		-	(2.01)
Net loss per common share – basic and diluted	$(0.87)	$(14.27)		$(18.78)	$(344.92)

Weighted average common shares outstanding – basic and diluted	5,397,698	404,319		4,137,691	401,069

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Stockholders' Deficit

For the Three and Six Months Ended February 29, 2024

(Amounts in thousands, except shares)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, September 1, 2023	—	$—	507,383	$—	$175,226	$(226,351)	$(51,125)
Fair Market value increase of preferred stock prior to reverse stock split	—	—	—	—	67,444	—	67,444
Preferential dividend of preferred stock	—	—	—	—	(67,444)	—	(67,444)
Additional shares issued due to reverse stock split	—	—	51,706	—	—	—	—
Common stock issued for private placement, including the exercise of prefunded warrants, net of offering costs	—	—	94,375	—	2,016	—	2,016
Stock-based compensation expense	—	—	—	—	350	—	350
Preferred stock Series A issued upon the exercise of preferred stock option	4,744,234	—	—	—	—	—	—
Common stock issued on conversion of preferred stocks into common stock	(4,744,234)	—	4,744,234	—	—	—	—
Net loss	—	—	—	—	—	(10,252)	(10,252)
Balance, February 29, 2024	—	$—	5,397,698	$—	$177,592	$(236,603)	$(59,011)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 1, 2023	—	$—	5,397,698	$—	$177,417	$(231,899)	$(54,482)
Stock-based compensation expense	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	(4,704)	(4,704)
Balance, February 29, 2024	—	$—	5,397,698	$—	$177,592	$(236,603)	$(59,011)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Stockholders' Deficit

For the Three and Six Months Ended February 28, 2023

(Amounts in thousands, except shares)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, September 1, 2022	358,333	$1	21,390	$—	$151,737	$(192,725)	$(40,988)	$9,494	$(31,494)
Fair Market value increase of preferred stock prior to reverse stock split	—	—	—	—	127,145	—	127,145	—	127,145
Preferential dividend of preferred stock	—	—	—	—	(127,145)	—	(127,145)	—	(127,145)
Common stock issued on exercised prefunded warrants	—	—	5,175	—	1	—	1	—	1
Common stock issued for private placement, net of offering costs	—	—	17,361	—	4,387	—	4,387	—	4,387
Common stock issued on conversion of preferred stock into common stock	(358,333)	(1)	358,333	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	500	—	500	—	500
Warrant modification expense	—	—	—	—	106	—	106	—	106
Additional shares issued due to reverse stock split	—	—	707	—	—	—	—	—	—
Net proceeds of ATM, net of offering expenses	—	—	12,723	—	1,434	—	1,434	—	1,434
Deconsolidation of VIE	—	—	—	—	10,034	—	10,034	(9,494)	540
Net loss	—	—	—	—	—	(11,192)	(11,192)	—	(11,192)
Balance, February 28, 2023	—	$—	415,689	$—	$168,199	$(203,917)	$(35,718)	$—	$(35,718)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, December 1, 2022	—	$—	402,967	$—	$156,486	$(198,148)	$(41,662)	$9,494	$(32,168)
Proceeds of ATM, net of offering expenses	—	—	12,722	—	1,434	—	$1,434	—	1,434
Stock-based compensation expense	—	—	—	—	245	—	245	—	245
Deconsolidation of VIE	—	—	—	—	10,034	—	10,034	$(9,494)	540
Net loss	—	—	—	—	—	(5,769)	(5,769)	—	(5,769)
Balance, February 28, 2023	—	$—	415,689	$—	$168,199	$(203,917)	$(35,718)	$—	$(35,718)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended
	February 29, 2024	February 28, 2023
OPERATING ACTIVITIES
Net loss	$(10,252)	$(11,192)
Loss from discontinued operations	-	(807)
Non-controlling interest	-	(540)
Net loss from continuing operations	(10,252)	(9,845)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	281	299
Stock-based compensation	350	500
Warrant modification expense	-	106
Amortization of operating lease	175	85
Fair value of shares for services to be issued to directors	80	113
Allowance for credit losses	234	-
Loss from sale of fixed assets	7	-
Changes in operating assets and liabilities:
Accounts receivable	(288)	(466)
Unbilled accounts receivable	1,128	(67)
Prepaid expenses and other current assets	428	392
Other long-term assets	-	(100)
Accounts payable and other accrued liabilities	1,670	(1,824)
Payroll tax liabilities	4,848	5,001
Payroll related liabilities	(736)	483
Net cash used in continuing operating activities	(2,075)	(5,323)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(299)
Redemption of Trust Account	-	117,574
Proceeds from the sale of fixed assts	5	-
Net cash provided by investing activities	5	117,275

FINANCING ACTIVITIES
Proceeds from prefunded warrant exercises	-	1
Payment to IHC shareholders	-	(117,574)
Proceeds from At the Market Offering, net of offering costs	-	1,434
Proceeds from private placement, net of offering costs	2,016	4,387
Net cash provided by (used in) financing activities	2,016	(111,752)
Net (decrease) increase in cash	(54)	200
Cash - Beginning of Period	75	618
Cash - End of Period	$21	$818
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$27	$102
Cash paid for income taxes	$-	$—
Non-cash Investing and Financing Activities:
Deconsolidation of VIE	$-	$9,494
Increase in marketable securities in trust account and Class A mandatory redeemable common shares	$-	$801
Transfer of preferred shares to common shares	$-	$1

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

February 29, 2024

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized human capital service provider that provides solutions for large, contingent, part-time workforce demands, primarily in the light industrial, restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant (“QSR”) industry in Southern California, but the Company has expanded into other geographic areas and industries that employ temporary or part-time labor sources, including the healthcare industry.

The Company functions as an employment administrative services (“EAS”) provider primarily through its wholly owned subsidiary, ReThink Human Capital Management, Inc. (“HCM”), as well as a staffing provider through another of its wholly owned subsidiaries, ShiftPixy Staffing, Inc. (“Staffing”). These subsidiaries provide a variety of services typically as a co-employer through HCM and a direct employer through Staffing, including the following functions: administrative services, payroll processing, human resources consulting, and workers’ compensation administration and coverage (as permitted and/or required by state law). The Company has built a human resources information systems (“HRIS”) platform to assist in client acquisition that simplifies the onboarding of new clients into the Company’s closed proprietary operating and processing information system (the “ShiftPixy Ecosystem”).

In January 2020, the Company sold the assets of Shift Human Capital Management Inc. (“SHCM”), a wholly owned subsidiary of the Company, pursuant to which the Company assigned the majority of the Company’s billable clients at the time of the sale to a third party for cash. The continuing impact of this transaction on the Company’s condensed consolidated financial statements is described in Note 2.

Effective October 14, 2023, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-twenty-four (1:24) reverse split of the Company’s issued and outstanding shares of common stock. The reverse split became effective on Nasdaq October 16, 2023. All references to common stock, warrants and options except for the conditional preferred stock option granted in August 2023, to purchase common stock, including per share data and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated condensed financial statements are presented in United States dollars. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

The results of condensed operations for the three and six months ending February 29, 2024, are not necessarily indicative of the results that may be expected for the full year ending August 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (“Fiscal 2023”), filed with the SEC on December 14, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries listed below. All intercompany transactions and balances have been eliminated.

The Company’s consolidated subsidiaries are as follows:

Name of Consolidated Subsidiaries or Entities	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
Shiftpixy Corporate Services, Inc.	Wyoming	100%
Shiftpixy Staffing, Inc.	Wyoming	100%
Shiftpixy Contracting Services, Inc.	Wyoming	100%
Shiftpixy Productions, Inc.	Wyoming	100%
Shiftpixy Investments, Inc.	Wyoming	100%
Shiftpixy Labs, Inc.	Wyoming	100%
Industrial Human Capital, Inc (until February 7, 2023)

The  condensed consolidated financial statements previously included the accounts of Industrial Human Capital, Inc. (“IHC”), which was a special purpose acquisition company, or “SPAC,” for which our wholly owned subsidiary, ShiftPixy Investments, Inc., served as the financial sponsor, and which SPAC was deemed to be controlled by the Company as  a result of the Company’s 15% equity ownership stake, the overlap of three of our executive officers for a period of time as executive officers of IHC, and significant influence that the Company exercised over the funding and acquisition of new operations for an initial business combination (“IBC”). IHC was consolidated under the variable interest entity (“VIE”) model. On February 7, 2023, IHC was de-consolidated.

As of February 7, 2023, IHC was not a part of the Company’s operations, and consolidation. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account to the IHC shareholders on December 1, 2022, effectively liquidating the Trust. On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. Pursuant to ASC 810-10-15, consolidation is precluded where control does not rest for a non-controlling interest in legal reorganization or bankruptcy. In addition, IHC did not meet the criteria of a variable interest entity. See Note 11 for disclosure related to the litigation with IHC.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include:

•

Continuation as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business,

•	Liability for legal contingencies,
•	Payroll tax and associated penalties and interest, and
•	Impairment of long-lived assets.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties to these estimates or assumptions that are difficult to measure of value.

Management regularly reviews the key factors and assumptions to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such a valuation, if deemed appropriate, those estimates are adjusted accordingly.

Liquidity, Capital Resources and Going Concern

As of February 29, 2024, the Company had cash of less than $0.1 million and a working capital deficit of $58.9 million. During the six months ended February 29, 2024, the Company used approximately $2.1 million of cash in operations and incurred $10.3 million of losses, resulting in an accumulated deficit of $236.6 million.

As of February 29, 2024, the Company is delinquent with respect to remitting payroll tax payments to the IRS, States, and local jurisdictions for an aggregate amount of $34.4 million including penalties and interest. The Company does not have sufficient cash to meet its liquidity requirements for the following twelve months from the date of issuance of these consolidated condensed financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has received delinquent notices and notices relating to liens from the IRS claiming it owes approximately $21.1 million for unpaid payroll tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of the Company as of February 29, 2024. The Company expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against the Company and its subsidiaries.  The Company has taken steps to preserve so-called “collection due process rights”:

■

In October of 2023, the IRS issued to ShiftPixy a Letter 1058, Final Notice, Notice of Intent to Levy and Notice of Your Right to a Hearing, with respect to ShiftPixy's Form 941 and Form 940 for specific years. In November of 2023, ShiftPixy timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection. That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy’s Liability That Are Subject to Enforced Collection.

■	On December 12, 2023, the Company received a lien from the IRS. The IRS can levy the Company’s bank accounts. As a result of the appeal filed with the US Tax Court of Appeals, the tax lien is on stay.

■	In January of 2024, ShiftPixy filed Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection

■

The Company had a collection due process hearing with the IRS Independent Office of Appeals in October 2023. In October and November of 2023, the Company requested that the IRS Independent Office of Appeals (“Appeals”), among other things, abate additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax.

■	In February 2024, the Company received a Notice of Determination from the IRS on our administrative claims wherein the IRS denied, entirely, our appeal for relief.

■	The Company appealed to the US Tax Court of Appeals on March 25, 2024.

The IRS can, with limited notice, levy the Company’s bank accounts and subject it to enforced collection if the Company cannot obtain a resolution of the payroll tax issues. There is no assurance that the US Tax Court of Appeals will abate penalties and interest currently assessed against the Company by the IRS. If the Company is not successful in getting the outstanding penalties, and/or interest abated, including working out a payment plan with the IRS, it may cause the Company to file for bankruptcy protection in the near future.

The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  As of September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds. Recently, the Company has filed ERTC claims for its clients and has not received any acceptance from the IRS. Some clients have filed suits against the Company, demanding that the Company takes action to file for additional ERTCs for certain tax periods.

The Company has taken aggressive steps to reduce its overhead expenses. The Company has plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and strengthening the Company’s sales force strategy by focusing on staffing services as the key driver towards its success. In addition, the Company is planning on acquisitions funded by stock and debt to attempt to generate future cash flows. There is no assurance that the Company can execute on obtaining additional equity or debt on the terms that the Company is seeking. In addition, there is no assurance that the Company can execute its contemplated acquisitions and on terms that are deemed appropriate to the Company. These condensed consolidated financial statements do not include any adjustments for these uncertainties. In addition, the Company needs to take additional steps to pay down its payroll taxes with the IRS, states and local tax authorities. If not, penalties and interest will continue to increase. There is a likelihood that the Company may file for bankruptcy in the near future.

Revenue and Direct Cost Recognition

The Company determines revenue recognition pursuant to Accounting Standards Codification (“ASC 606”) Revenue from contracts with customers, through the following steps:

■	Identification of the contract, or contracts, with a customer.
■	Identification of the performance obligation(s) in the contract.
■	Determination of the transaction price.
■	Allocation of the transaction price to the performance obligation(s) in the contract.
■	Recognition of revenue when, or as the Company satisfies a performance obligation.

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

Gross billings are invoiced to each EAS and HCM client, concurrently with each periodic payroll. Revenues are offset by payroll cost component and pass-through costs which are presented on a net basis for revenue recognition. WSEs perform their services at the client's worksite. The Company assumes responsibility for processing and remitting payroll to the WSE and payroll related obligations, it does not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations.

Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets were $0.7 million and $1.8 million, as of February 29, 2024, and August 31, 2023, respectively.

Payments received by clients in advance of the due date of an invoice are recorded as liability. As of February 29, 2024, and August 31, 2023. the Company recorded a liability for advance payments of $0.1 million and $0.2 million, respectively, is included in accounts payable and other accrued liabilities on the condensed balance sheets.

Disaggregation of Revenue

The Company’s primary revenue streams include HCM/EAS and staffing services. The Company’s disaggregated revenues for the three and six months ended February 29, 2024, and February 28, 2023, were as follows, in millions:

	For the Three Months Ended		For the Six Months Ended
Revenue:	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
EAS/HCM	$0.4	$1.6	$1.0	$3.0
Staffing	3.4	3.0	6.6	6.8
	$3.8	$4.6	$7.6	$9.8

EAS/HCM revenue is presented net, $4.1 million and $12.0 million gross billings less WSE payroll costs of $3.7 million and $11.0 million for the three and six months ended February 29, 2024, and $12 million and $23.6 million, respectively gross billings less WSE payroll costs of $10.4 million and $20.6 million for the three and six months ended February 28, 2023, respectively.

For the three and six months ended February 29, 2024, and February 28, 2023, the following geographical States represented more than 10% of total revenues:

	For the Three Months Ended		For the Six Months Ended
Region:	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
California	27.0%	43.6%	26.6%	46.3%
Washington	7.1%	11.1%	12.8%	11.7%
New York	23.4%	1.0%	17.0%	0.9%
New Mexico	16.3%	12.9%	20.7%	11.7%

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

Discontinued Operations and Workers’ Compensation

On January 3, 2020, the Company entered into an asset purchase agreement with Shiftable HR Acquisition, LLC, a wholly owned subsidiary of Vensure, pursuant to which the Company assigned client contracts which were deemed significant to its revenues, including 100% of the Company’s then existing professional employer organization or PEO business. In connection with this transaction, the Company had a Note Receivable to be paid over four years.

Prior to Fiscal Year 2023, the Company determined that it was probable that all contractually required payments would not be collected and recorded a full reserve on the amount of the note receivable. Up until November 15, 2023, the company was in litigation with Vensure regarding payment of the aforementioned note receivable. On November 15, 2023, the Company won an arbitration for a total amount of $2.5 million, which was reported as gain from legal settlement in the condensed statement of operations during the six months ended February 29, 2024.

The Company had retained workers’ compensation reserves and workers’ compensation related liabilities, which arose from former WSEs of clients that were transferred to Shiftable HR Acquisition LLC in connection with the Vensure Asset Sale. The workers’ compensation obligations related to the programs in place with Everest and Sunz Insurance Solutions, LLC (“Sunz”). The programs calculated the final policy premium based on the Company’s loss experience during the term of the policy and the stipulated formula set forth in the policy.

The Vensure Asset Sale had previously met the criteria of discontinued operations set forth in ASC 205 and as such the retained workers’ compensation asset and liabilities were presented as a discontinued operation.  Subsequent to the Vensure Asset sale, the Company entered into litigation with both Everest and Sunz, see Note 11 Contingencies. As of February 29, 2024, the Company has now executed settlement agreements with both programs (Everest and Sunz). The Company recognized approximately $2.3 million of legal settlement expense related to Sunz during the six months ended February 29, 2024. The Company has continued to make the required lump sum payments and monthly installments pursuant to the terms of both settlement agreements up to the filing date.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of February 29, 2024, and August 31, 2023.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of February 29, 2024, the Company’s balances exceeded federally insured limits by the FIDC by approximately $0.1 million. As of August 31, 2023, the Company did not have any cash on deposit in excess of the amounts insured by the FDIC.

The following represents clients who have ten percent of total accounts receivable as of February 29, 2024, and August 31, 2023, respectively.

	As of
	February 29, 2024	August 31, 2023
Client 1	49.6%	64.5%
Client 2	39.2%	23.6%

The following represents clients who have ten percent of gross revenues for the six months ended February 29, 2024, and February 28, 2023:

	February 29, 2024	February 28, 2023
Client 1	25.5%	13.7%
Client 2	13.6%	12.1%

The following represents clients who have ten percent of gross revenues for the three months ended February 29, 2024, and February 28, 2023:

	February 29, 2024	February 28, 2023
Client 1	36.1%	13.8%
Client 2	10.6%	10.7%

Fair Value of Financial Instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

■	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company as the ability to access.
■	Level 2: Inputs to the valuation methodology include:

o	Quoted prices for similar assets or liabilities in active markets.
o	Quoted prices for identical or similar assets or liabilities in inactive markets.
o	Inputs other than quoted prices that are observable for the asset or liability.
o	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
o	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

■	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three and six months ended February 29, 2024.

As of February 29, 2024, and August 31, 2023, the carrying value of certain financial instruments (cash, accounts receivable, unbilled accounts receivable, and accounts payable and other accrued liabilities) approximated fair value due to the short-term nature of the instruments.

Level 1 assets consisted of cash as of February 29, 2024, and August 31, 2023.  The Company did not have any Level 2 or 3 assets or liabilities as of February 29,2024, and August 31, 2023.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0.4 million and $1.2 million for the three and six months ended February 28, 2024, and $0.6 million and $1.4 million for the three and six months ended February 28, 2023, respectively. Advertising expenses include salaries and external costs.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of February 29, 2024, and August 31, 2023.

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

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense on an accelerated basis over the employee’s requisite service period, which is generally the vesting period of the equity grant.

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

Fixed Assets, net

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

Fixed assets are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment are as follows:

Equipment:	5 years
Furniture & Fixtures:	5 - 7 years
Leasehold improvements	Shorter of useful life or the remaining lease term, typically 5 years

Net Loss Per Share

The Company computes basic and diluted earnings (loss) per share amounts pursuant to Section 260-10-45 of FASB ASC. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of potentially dilutive securities.

Diluted net loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common stock equivalents available upon exercise of stock options, warrants, shares of common stock to be issued to directors for services provided.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common shareholders of the Company because their effect would be antidilutive for the periods presented:

For the Three and Six Months Ended	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Options	242	417	242	417
Warrants	232,679	52,198	232,679	52,198
Shares of common stock to be issued to the directors for services provided, (See Note 7)	21,137	2,460	21,137	2,460
Preferred Option	-	1,565	-	1,565
Total potentially dilutive shares	254,058	56,640	254,058	56,640

Reclassification

The Company reclassified certain expenses to conform to the current year's presentation, specifically for interest expense that are included with the payroll penalties under general and administrative expenses which was previously included in interest expense in the other income (expenses). Accrued workers’ compensation has been reclassified to accounts payable and other accrued liabilities. The resulting changes from the condensed balance sheets impacted the presentation of such items in the condensed consolidated statements of cash flows for the three and six months ended February 28, 2023.

Recent Accounting Guidance

New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our condensed financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on September 1, 2023, which did not have a material impact on the Company's financial position, results of operations and liquidity.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Account Standard Board “FASB” issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

Note 3: Accounts Receivable, Unbilled Receivable and Advanced Payments

The Company’s accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. The Company in some instances may require its clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, the Company may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of the Company’s performance under the contract, such amount is recorded as client deposits in the liability section of the condensed consolidated balance sheet. The Company establishes an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance for credit losses was $0.4 million and $0.2 million as of February 29, 2024, and August 31, 2023, respectively.

The Company recognizes unbilled revenue when work site employee payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients’ pay periods cross reporting periods, the Company accrues the portion of the unpaid WSE payroll where the Company assumes, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of February 29, 2024, and August 31, 2023, advance collections included in unbilled revenue were $0.7 million and $1.8 million, respectively.

Payments received by clients in advance of the due date of an invoice are recorded as liability. As of February 29, 2024, and August 31, 2023. the Company recorded a liability for advance payments of $0.1 million and $0.2 million, respectively, is included in accounts payable and other accrued liabilities on the condensed balance sheets.

Note 4: Fixed Assets, net

Fixed assets consisted of the following as of February 29, 2024, and August 31, 2023, in thousands:

	February 29, 2024	August 31, 2023
Equipment	$2,140	$2,182
Furniture and fixtures	614	614
Leasehold improvements	604	604
	3,358	3,400
Accumulated depreciation and amortization	(2,028)	(1,778)
Fixed assets, net	$1,330	$1,622

Depreciation and amortization expense was $0.1 million and $0.3 million for the three and six months ended February 29, 2024, respectively. Depreciation and amortization expense was $0.2 million and $0.3 million for the three and six months ended February 28, 2023, respectively.

Note 5: Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of February 29, 2024, and August 31, 2023, in thousands:

	February 29, 2024	August 31, 2023
Accounts payable (1)	$9,698	$6,527
Contingent lease liability	3,761	3,761
Operating lease liability	916	874
Legal settlement	5,685	1,610
Shares owed to directors for services	838	756
Workers’ compensation	9	1,219
ERTC owed to clients	1,089	1,089
Due to IHC	600	600
Financed insurance policies	128	335
Business tax	788	150
Other	1,008	990
Total	$24,520	$17,911

(1)	Includes the $3.5 million default penalty related to the Sunz litigation settlement as of February 29, 2024

Note 6: Payroll tax and related liabilities

Payroll tax related liabilities consisted of the following as of February 29, 2024, and August 31, 2023, in thousands:

	February 29, 2024	August 31, 2023
Payroll taxes liabilities	$24,819	$22,840
Payroll related liabilities	82	237
Accrued penalties and interest	9,542	6,518
Total	$34,443	$29,595

Payroll tax liabilities and payroll related liabilities are associated with the Company’s WSEs as well as its corporate employees. The Company has recorded approximately $9.5 million and $6.5 million in interest and penalties on approximately $24.8 million and $22.8 million on delinquent outstanding payroll taxes to the IRS, States, and local authorities as of February 29, 2024, and August 23, 2023, respectively.

In addition, the Company has received notices from the IRS for unpaid tax liabilities including penalties and interest. The IRS can levy the Company’s bank accounts and is subject to enforcement collections. The Company has requested a collection due process or equivalent hearing, that are subject to enforced collection.  The Company has also filed for an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are subject to enforced collection. On February 28, 2024, the Company received a Notice of Determination from the IRS on the Company’s administrative claims wherein the IRS denied entirely our appeal for relief. The Company appealed to the US Tax Court on March 25, 2024.

In January 2024, the Company was informed by the IRS it was being audited for its August 31, 2022, corporate tax return. If there are any adjustments resulting from the audit, the net operating loss will be adjusted.

Note 7: Stockholders’ Deficit

On October 11, 2023, the Company filed its articles of correction to the Company’s articles of incorporation to effect a one-for-twenty-four reverse stock split (1:24) of the Company’s issued and outstanding shares of common stock. All share and per share related numbers in these condensed consolidated financial statements give effect to the reverse stock split, which was effective on October 15, 2023.

Preferred Stock Series A

For the three and six months ended February 29, 2024

On August 21, 2023, a majority of the shareholders approved the following: (i) a 1-for-24 reverse split which became effective on October 15, 2023, and (ii) the grant to the Company’s Chief Executive Officer of an option agreement providing a conditional right to receive 4,744,234 shares of the Company’s preferred stock series A.  The Chief Executive Officer exercised such option on October 17, 2023, and converted 4,744,234 shares of preferred stock series A into an equivalent number of shares of common stock.  Upon the conversion of the preferred stocks series A to common stock, the Company recorded a preferential dividend on the preferred series A in the aggregate amount of $67.4 million. This was based upon the incremental value of the stock that was held prior to the reverse stock split and the date of preferred stock conversion to common stock. The preferential dividend had no effect on the Company’s stockholders' deficit.

For the three and six months ended February 28, 2023

On September 1, 2022, the Chief Executive Officer converted 358,333 shares of preferred series A into 358,333 shares of the Company’s common stock. All of the 358,333 shares of Series A preferred stock were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect. Accordingly, no preferred stock series A shares are issued and outstanding as of February 29, 2024 and August 31, 2023.

There are no preferred stock series A issued and outstanding as well as no options to issue Series A preferred stock as of February 29, 2024.

Common Stock and Warrants

Activity for the six months ended February 29, 2024

On October 5, 2023, the Company entered into a securities purchase agreement with an institutional investor,  pursuant to which the Company issued and sold to the investor in a registered direct offering 56,250 shares of common stock at a price of $26.40 per share, and pre-funded warrants to purchase up to 38,125 shares of common stock at a price of $26.3976 per pre-funded warrant, and (ii) in a concurrent private placement, common stock purchase warrants (“October 2023 warrants”), exercisable for an aggregate of up to 94,375 shares of common stock. The pre-funded warrants had an exercise price of $0.0024 and were immediately exercised.

The October 2023 warrants are exercisable for a period of five-year years commencing six months from issuance. On October 16, 2023, the Company entered into an amendment to common stock purchase with the holder of the October 2023 Warrants. Pursuant to the amendment, the exercise price of the October 2023 warrants was increased from $26.40 to $30.504, resulting from a NASDAQ notice of failure to satisfy a continued listing rule. The Company reviewed the accounting for the modification and determined that no adjustment was needed for the three and six months ended February 29, 2024. The net proceeds of this offering were $2.0 million.

Subsequent to February 29, 2024, the Company executed an amendment to the October 2023 warrants concurrently with a registered offering, pursuant to which the exercise price was further reduced to $4.25 (see note 12).

Activity for the six months ended February 28, 2023

On September 20, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a large institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser an aggregate of 17,361 shares of its common stock together with warrants (the “Warrants”) to purchase up to 34,722 shares of common stock (collectively, the “Offering”). Each share of common stock and two accompanying Warrants were sold together at a combined offering price of $288. The Warrants are exercisable for a period of seven years commencing upon issuance at an exercise price of $288, subject to antidilution adjustment. The private placement closed on September 23, 2022. The net proceeds to the Company from the Offering were $4.4 million.

In connection with the Purchase Agreement, the Company and the purchaser entered into Amendment No. 1 to Warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 1,051 warrants issued on September 3, 2021, and (ii) 4,124 warrants issued on January 28, 2022, was reduced to $0.24. As a result of the warrant modification due to the change in the exercise price, for the six months ended February 28, 2023, the Company recorded an expense of $0.1 million.

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

On January 31, 2023, the Company entered into an ATM Issuance Sales Agreement and filed a registration statement on Form S-3 and prospectus supplement for an at the market offering of up to $8.2 million in shares of its common stock from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the sales agreement with AGP. The ATM expires on January 31, 2026. For the three and six months ended February 28, 2023, the Company received $1.9 million in gross proceeds ($1.4 million, net of costs) from the sale of 12,723 shares of the Company’s common stock.

During the six months ended February 28, 2023, the Company issued 5,175 shares of common stock following the exercise of prefunded warrants for net cash consideration of $1,000.

Warrants

The following table summarizes the changes in the Company’s warrants from August 31, 2023, to February 29, 2024:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2023	138,309	5.6	$208.78
Issued	94,375	5.1	30.50
Forfeited	(5)	—	—
Warrants outstanding, February 29, 2024	232,679	4.9	$131.5
Warrants exercisable, February 29, 2024	138,304	4.9	$200.4

The following tables summarize the Company’s issued and outstanding warrants outstanding as of February 29, 2024:

	Warrants Outstanding	Weighted Average Life of Outstanding Warrants (In years)	Exercise Price
October 2023 Common Warrants	94,375	5.1	$30.5
July 2023 Common Warrants	86,111	4.4	36.0
October 2023 Common Warrants	34,722	5.6	36.0
September 2022 Underwriter Warrants	868	3.1	316.8
July 2022 Common Warrants	14,517	6.4	36.0
September 2021Underwriter Warrants	157	5.2	4,210.8
May 2021Underwriter Warrants	103	2.2	5,820.0
October 2020 Common Warrants	750	1.6	7,920.0
October 2020 Underwriter Warrants	208	1.6	36.0
May 2020 Common Warrants	83	1.6	7,960.0
May 2020 Underwriter Warrants	532	1.2	12,960.0
March 2020 Common Warrant	178	1.6	24,408.0
March 2020 Exchange Warrants	46	1.2	12,960.0
Amended March 2019 Warrants	28	0.0	96,000.0
March 2019 Services Warrants	1	0.0	168,000.0
Total warrants issued and outstanding	232,679	4.9	$131.5
Total warrants exercisable	138,304	4.9	$200.4

Note 8: Stock Based Compensation

Employee Stock Option Plan

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), each of which is exercisable into shares of common stock (collectively, “Options”).

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

Stock grants are issued at fair value, considered to be the market price on the grant date. The fair value of option awards is estimated on the grant date using the Black-Scholes stock option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. The Company elected to account for forfeitures under the Plan as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture. As of February 29, 2024, there are 31,008 shares available under the Plan.

The Company did not issue any stock options during the three and six months ended February 29, 2024, and 2023.

The Company recognized approximately $0.2 million and $0.4 million. of stock-based compensation expense that is recorded in general and administrative expenses in the condensed statement of operations, for the three and six months ended February 29, 2024, respectively. The Company recognized approximately $0.2 million and $0.5 million. of stock-based compensation expense that is recorded in general and administrative expenses in the condensed statement of operations, for the three and six months ended February 29, 2023, respectively.

The Company compensates its board members through grants of common stock for services performed. These services have been accrued within accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The Company has incurred $0.04 million and $0.08 million for the three and six months ended February 29, 2024, respectively. The Company has incurred $0.06 million and $0.1 million for the three and six months ended February 28, 2023, respectively. See Note 9 Related Parties.

The following table summarizes the Company’s option activity from August 31, 2023, through February 29, 2024:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Options Outstanding as of August 31, 2023	417	7.0	$19,529
Granted	-	-	-
Exercised	-	-	-
Forfeited - Cancelled	(175)	-	-
Options Outstanding as of February 29, 2024	242	6.5	$11,495
Options Exercisable as of February 29, 2024	162	6.6	$11,495

As of February 29, 2024, the total unrecognized deferred share-based compensation of $0.3 million expected to be recognized over the remaining weighted average vesting periods of 0.5 years. There was no intrinsic value for outstanding stock options as of February 29, 2024.

The following table summarizes information about stock options outstanding and vested as of February 29, 2024:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price $
			(In years)			(In years)
$2,520-$5,000	8	6	7.6	3,078	6	7.6	3,078
$5,001- $10,000	38	25	6.8	7,413	25	6.8	7,413
$10,001-$12,960	196	131	6.4	12,631	131	6.4	12,631
	242	162	6.5	11,495	162	6.5	11,495

Note 9: Related Parties

Management and Directors Compensation

Scott Absher – Chief Executive Officer and Chairman of the Board

The Company paid an aggregate amount of $0.1 million and $0.2 million of gross compensation for the three and six months ended February 29, 2024, respectively. The Company paid an aggregate amount of $0.03 million and $0.2 million of gross compensation for the three and six months ended February 28, 2023, respectively. Such compensation is reported under salaries, taxes and benefits in the condensed consolidated statements of operations. Scott Absher does not have any compensation for his position of Chairman of the Board.

The Company has accrued unpaid compensation for an aggregate amount of $0.6 million and $0.4 million as of February 29, 2024, and August 31, 2023, respectively. The unpaid compensation is presented under payroll related liabilities as of February 29, 2024, and August 31, 2023

During the fiscal year 2023, the Company granted its Chief Executive Officer a conditional right to receive 4,744,234 shares of the Company’s preferred stock Series A. Such a grant was also approved by the shareholders. The Chief Executive Officer exercised the option agreement on October 17, 2023, and converted 4,744,234 shares of preferred stock Series A to an equivalent number of shares of common stock. Upon the conversion of the preferred stock Series A to common stock, the Company recorded a preferential dividend on the preferred Series A of $67.4 million. This was based on the incremental value of the stock that was held prior to the reverse split and the date of preferred stock conversion to common stock.

Amanda Murphy - Former Chief Operating Officer and a former Director

The Company paid an aggregate amount of $0.07 million and $0.13 million of gross compensation for the three and six months ended February 29, 2024, respectively. Such compensation is reported under salaries, taxes and benefits in the condensed consolidated statements of operations. The Company paid an aggregate amount of $0.07 million and $0.13 million of gross compensation for the three and six months ended February 28, 2023, respectively. Amanda Murphy does not collect any compensation for her position as a director of the board. The Company has accrued her salary and paid time off as of February 29, 2024, and August 31, 2023, which was $0.5 million. Refer to note 12 subsequent events for further disclosure.

Other Directors

Pursuant to executed agreements, each director is entitled to a monthly cash retainer and $75,000 worth of the Company’s common stock each year. During the three and six months ended February 29, 2024, the Company incurred $0.1 million and $0.2 million of fees, respectively. Accrued monthly retainers were $0.3 million and $0.2 million as of February 29, 2024, and August 31, 2023, respectively, and is reported in accounts payable and other accrued liabilities.

The Company accrued directors’ fees related to shares of common stock to be issued for services provided to three of the Company’s directors. The Company incurred $0.04 million and $0.08 million of expenses related to the fair value of the shares to be issued to the directors in the three and six months ended February 29, 2024. The balance owed was $0.8 million as of February 29, 2024, and August 31, 2023, and is reported in accounts payable and other accrued liabilities.

No shares of common stock have been issued as of February 29, 2024, and August 31, 2023, respectively. As of February 29, 2024, and August 31, 2023, there are 21,137 and 1,208 shares of common stock to be issued to directors, respectively. The Chair of the Audit Committee resigned in July 2023, and was replaced in January 2024.

Related Persons to Scott Absher

Mark Absher, the brother of Scott Absher, was hired by the Company as Deputy General Counsel – Special Projects, but Mark Absher resigned from his position with the Company on October 5, 2023. Mark Absher’s salary for the three and six months ended February 29, 2024, was $0.00 million and $0.07 million, respectively. Mark Absher’s salary for the three and six months ended February 28, 2023, was $0.06 million and $0.12 million, respectively.

David May, a member of our business development team, is the son-in-law of Mr. Absher. Mr. May’s salary was for the three and six months ended February 29, 2024, $0.04 million and $0.07 million, respectively. Mr. May’s salary was for the three and six months ended February 29, 2024, $0.04 million and $0.08 million, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. Mr. Eastvold salary for the three and six months ended February 29, 2024, was $0.05 million and $0.1 million. Mr. Eastvold salary for the three and six months ended February 29, 2024, was $0.06 million and $0.1 million,

Jason Absher, a member of the Company’s business development team, is the nephew of Scott Absher and the son of Mark Absher. Mr. Absher’s salary was for the three and six months ended February 29, 2024, $0.03 million and $0.06 million, respectively. Mr. Absher’s salary was for the three and six months ended February 29, 2024, $0.03 million and $0.06 million, respectively.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Woods, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, salaries were for the three and six months ended February 29, 2024, $0.04 million and $0.08 million, respectively. These individuals, as a group, salaries were for the three and six months ended February 23, 2023, $0.04 million and $0.09 million, respectively.

Quelliv, Inc (Scott Absher is the co-founder, acting Chief Financial Officer)

Scott Absher, the Company’s Chief Executive Officer, is a founding shareholder and Chief Financial Officer in Quelliv, Inc. (“Quelliv”). Quelliv seeks to provide a non-invasive, alternative approach to wellness using laser biomodulation / LLLT, activating the body’s restorative and regenerative processes.

The Company functions as a payroll administrative service only (“ASO”) service provider providing payroll and related employment tax processing, human resources and employment compliance, employment related insurance and employment administrative services. The Company earns a three percent (3%) administrative fee for processing the payroll on behalf of Quelliv.

The Company billed an aggregate amount of approximately $10,000 and $4,000 of administrative fees for the three and six months ended February 29, 2024, respectively. As of February 29, 2024, and August 31, 2023, the Company has a gross receivable balance of approximately $0.4 million and $0.2 million, respectively, for the payroll processed by the Company but not funded by Quelliv. The balance has been fully reserved as of February 29, 2024. The Company recognized $0.2 million of allowance for credit losses in the three and six months ended February 29, 2024.

Note 10: Commitments

Operating Leases

Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $57,000. The Company has not made payments under the lease agreement since June 2022, see Note 11 Contingencies related to the legal case with the litigation with the landlord, Courvoisier Centre. The Company has accrued a contingent liability of $3.7 million as of February 29, 2024, and August 31, 2023, respectively that is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. In addition, the Company recorded an impairment expense of $3.7 million for the right of use asset during the fiscal year 2022.

On October 1, 2020, the Company entered into a non-cancelable sixty-four-month lease for industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs. The lease contained escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $35,000. The Company relocated its corporate office to this industrial space due to the litigation noted above.

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

On June 21, 2021, the Company entered into a non-cancelable seventy-seven-month lease for premises for office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The Company took possession of the lease on August 1, 2022. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease. The monthly rent expense under this lease is approximately $27,000. During the fourth fiscal quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company is obligated to pay its lease obligation. The Company recorded an impairment expense of $1.5 million for the remaining value of the right of use asset during the fiscal year 2023.

On May 2, 2022, the Company entered into a non-cancelable sixty-month operating lease, as constituted in an amendment to a prior lease, commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily for its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. As an incentive, the landlord provided a rent abatement of 50% of the monthly rent for the first four months, with a right of recapture in the event of default. During the fourth quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company is obligated to pay its lease obligation. The Company recorded an impairment expense during the 2023 fiscal year of $1.0 million based upon the remaining value of the right-of use asset.

On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises and has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs, see Note 11, Contingencies. As a result of the abandonment, the Company evaluated the right of-use asset for impairment, and recorded an impairment charge of $3.8 million, within the impairment loss line item during the fiscal year 2022. Furthermore, the Company released the corresponding lease liability and evaluated the need for a loss contingency in accordance with ASC 450, recording a contingent liability of $3.8 million, included within accrued liabilities of the condensed consolidated balance sheets as of February 29, 2024, and August 31, 2023, respectively.

The components of lease expense are as follows, in thousands:

	Three Months Ended February 29, 2024	Six Months Ended February 29, 2024
Operating lease cost	$135	$271

Future minimum lease under non-cancelable operating leases as of February 29, 2024, are as follows, in thousands:

Minimum lease commitments
2024	$1,073
2025	1,033
2026	688
2027	483
2028	319
Thereafter	-
Total minimum payments	3,596
Less: present value discount	359
Lease liability	$3,237

Weighted-average remaining lease term - operating leases (years)	3.6
Weighted-average discount rate	5.54%

The current portion of the operating lease liability is included within our accounts payable and other accrued liabilities in the accompanying condensed consolidated balance sheets.

In connection with the abandonment of the leases, the Company applied part of its security deposits to it the amount owed to its landlords.

Note 11: Contingencies

Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Legal

The Company is currently a party to legal actions other than those described below arising from the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations, or financial condition.

Everest Litigation

On or about June 28, 2023, the Company entered into a confidential settlement agreement with Everest National Insurance Company and Gallagher Bassett, resolving the litigation amongst the parties. The Company has made the required payments pursuant to the settlement agreement up to the report’s release date. The liability owed is $0.2 million, which is recorded and presented in accounts payable and other accrued liabilities in the condensed consolidated balance sheet as of February 29, 2024.

Sunz Litigation

On March 19, 2021, the Company was served with a Complaint filed in the Circuit Court for the 11th Judicial Circuit, Manatee County, Florida, by its former workers’ compensation insurance carrier, Sunz Insurance Solutions, LLC. The Complaint asserts claims for breach of contract, alleging that the Company owes payments for loss reserve funds totaling approximately $10 million, which represents approximately 200% of the amount of incurred and unpaid claims. The Company denies the plaintiff’s allegations and is defending the lawsuit vigorously. On May 12, 2021, the Company filed a motion to dismiss the complaint, and Sunz filed an amended complaint in response. Discovery is proceeding in the matter and no trial date has been set. On June 21, 2022, the Court granted Plaintiff’s partial motion for summary judgment, holding that Defendant is liable under the contract, but further finding that the number of damages, if any, to which Plaintiff is entitled should be determined at trial. We believe that partial summary judgment was improvidently granted, and therefore appealed the Court’s Order by filing a petition for writ of certiorari with the Court of Appeal, which appeal is now pending. On or about November 14, 2022, a court granted Sunz’ motion for summary judgment on a contractual issue—holding that the Company waived claims regarding Sunz’ management of claims to the extent that the Company did not complain about such management within 6 months of the alleged mismanagement of the claims. This ruling may limit the scope of the Company’s counterclaim. Trial in the case was set for February 2024.

The Company and Sunz agreed to a settlement on January 5, 2024, for $3,500,000 to be paid as follows: $350,000 cash payment on or before March 1, 2024, and $75,000 per month payments until the balance of is paid in full. There is a 15% discount to be applied to a full balance payment if paid before the final due payment.  There is a default provision if the payment if the Company does not pay according to the terms of the settlement agreement and the default payment can go up to $7.8 million. The parties have agreed to stay all litigation in Florida and dismiss all California litigation and a Stipulated Judgment will be held by Sunz, unfiled, until the amount is paid in full. The Company has made all of the required payments up to the report’s release date.

The liability owed to Sunz was $7.8 million and $5.6 million as of February 29, 2024, and August 31, 2023, respectively. Such liability is presented in accounts payable and other accrued liabilities in the consolidated condensed balance sheets as of February 29, 2024, and August 31, 2023.

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

 In early September 2021, Vensure filed suit against the Company in Delaware Chancery Court for breach of contract and declaratory judgment, seeking unspecified damages. The Company vigorously disputed and denied each of Vensure’s claims. The case is now settled for $2.5 million, and the Company received the funds on November 22, 2023. Such amount is presented as gain from legal settlement in the condensed consolidated statement of operations in the six months ended February 29, 2024. This resolves all claims, and the case was dismissed.

Courvoisier Centre Litigation

On August 24, 2022, the landlord of our former headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. The Company vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which the Company's offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, the Company filed our answer to the complaint and the Company's counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation. The parties attended a mediation on January 31, 2024. The Company has accrued approximately $3.8 million as of February 29, 2024, and August 31, 2023, respectively.

Certified Tire Litigation

On June 29, 2020, the Company was served with a complaint filed by its former client, Certified Tire, in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to Private Attorney General Act or PAGA. This underlying lawsuit alleged the Company's former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company is defending the lawsuit vigorously based primarily on the Company's belief that the alleged violations that gave rise to the underlying lawsuit were the responsibility of Certified Tire and not the Company. Substantial discovery has taken place; trial was initially set for September 5, 2023, but was postponed to a later date not yet defined. The Company’s dispositive motion for summary judgment was denied by the court because of its determination that factual disputes exist.

In Re John Stephen Holmes Bankruptcy Litigation

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation by the Company of Mr. Holmes' 491,250 preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. After the Company filed a motion to dismiss the trustee's complaint, the trustee endeavored to exercise an option 520,833 preferred shares) that had been issued in the early stages of the Company but that was later superseded by a modified option that did not provide for convertibility of the preferred shares to common stock and which modified option was in effect at the time that Mr. Holmes filed for bankruptcy. The trustee insists that it has a right to exercise the option for 520,833 preferred shares series A and convert the shares to common stock, notwithstanding (a) the fact that the preferred shares were not convertible to common stock at the time Mr. Holmes filed his bankruptcy petition, (b) the lapse of more than 3 years' time during which the trustee failed to take any action in relation to the option, (c) the connection of the option to Mr. Holmes, who now competes with and is believed to have taken clients from the Company, (d) the intervening 1-for-100 reverse stock split and extensive corporate governance actions and (e) the negative impact that the issuance of up to 520,833 shares would have on the Company and its shareholders. Were the trustee be successful in its claim, the Company would be obligated to issue up to 520,833 restricted shares of the Company's common stock to the trustee, which issuance would materially dilute the share ownership of the existing shareholders and could cause a material decline in the price per share of the Company's common stock. The Company has asserted a number of defenses and intends to vigorously defend itself against the claim. Another mediation in this case was set for December 8th, 2023.  The parties have engaged in mediation and are continuing their settlement discussions. The trustee has also named the Directors in a new amended complaint; the E&O carrier responded with the assignment of counsel; a second mediation was held on December 8, 2023, and the parties have agreed to a settlement of $550,000 in stock ($500,000 if paid off early) but the final Agreement has not been received to be signed.  This is included accounts payable and accrued liabilities as of February 29, 2024, and August 31, 2023, in the condensed consolidated balance sheets. Subsequent to February 29, 2024, the Company issued 181,518 shares of restricted stock to the trustee of the bankruptcy estate pursuant to the settlement agreement (note 12).

Employee Retention Tax Credit (“ERTCs”) Claims

The Company has filed various ERTCs claims with the IRS on behalf of its clients that have otherwise failed to obtain the related benefits afforded to them pursuant to the filing of Form 7200—the time for the filing of which has expired. To date, the Company has received ERTCs amounting to $2.8 million. In addition, the Company anticipates filing additional ERTCs claims as clients continue to request that the Company complete the submission thereof to the IRS. Because of the Company’s currently existing payroll tax liability, the Company presently receives ERTCs from the IRS in the form of a credit to the Company’s outstanding payroll tax liability. The Company is not presently able to remit the ERTCs to its clients and plans to offer its clients restricted shares of the Company’s common stock in payment of the ERTCs applicable to such clients. If a client rejects the payment of its respective ERTCs in the form of the restricted shares of the Company’s common stock as proposed by the Company, such client may seek to enforce its rights to recover its ERTCs by filing lawsuits against the Company.

Apizza, LLC v. Rethink Human Capital Management, Inc. D/B/A “Shiftpixy,” et al., Orange County Superior Court.

On March 8, 2024, a complaint was filed in the Superior Court of the State of California, Orange County No. 30-2024-01385218-CU-BT-CJC by its former client Apizza, LLC, against the Company, certain of its subsidiaries and affiliates and current and former officers. In Plaintiff’s complaint, Plaintiff alleges damages “in excess of $2,287,269.15” arising from the Company’s alleged failure to assist Plaintiff in obtaining Employee Retention Credits.  All defendants have been served the complaint except Scott W. Absher.  Pursuant to stipulation between the parties, the served defendants’ (i.e., all defendants except Mr. Absher) response to the complaint is due May 9, 2023.  At this point, it is too early to assess whether an unfavorable outcome for the Company is probable or remote.

Capistrano Catering, Inc. v. ShiftPixy, Inc.

On June 13, 2022, a Complaint was filed in the Superior Court of the State of California, Orange County, Case No. 30-2022-01264583, by its former client, Capistrano Catering, Inc., asserting claims for specific performance, breach of contract, and breach of the covenant of good faith.  Plaintiff’s complaint alleges that we violated our client services agreement by not applying for an employee retention tax credit (“ERTC”) on behalf of Capistrano Catering pursuant to Section 3134 of the Internal Revenue Code and seeks damages of “at least $0.5 million plus prejudgment interest thereon at the legal rate.”  The Company initially maintained that it has no legal basis to apply for the ERTC on behalf of Plaintiff, and that the claim is therefore without merit.  However, the Company has changed its position, based on its understanding of applicable law and is now actively offering to file for the credit on the client’s behalf. The parties have entered into a stipulation providing for the submission to the IRS by the Company of ERTC claims on behalf of Capistrano Catering and remittance to Capistrano Catering of any credit amounts received from the IRS in response thereto by the Company.  The IRS has announced a suspension of accepting further ERTC claims until 2024, so the Company is unable to affect the subject submission until permitted by the IRS. The Court has set a status conference for February 15, 2024, to assess the status of the Company’s filing of ERTC claims on behalf of Capistrano Catering. The Company intends to remit to Capistrano Catering the full amount of any credits received from the IRS, although the Company may request a reasonable fee for its processing services.  The Company has offered to issue to plaintiff shares of the Company’s stock in payment of the ERTC in the event that the Company receives the credit from the IRS and is unable at such time to forward the payment to plaintiff, provided, however, Capistrano Catering has not indicated whether it will accept the offer of shares, and it may insist on receiving cash in such event.

Foundry ASVRF Sawgrass, LLC v. ShiftPixy, Inc.

On or around October 16, 2023, the company received a variety of legal proceedings documents as filed in the County Court of the 17th Judicial Circuit in and for Broward County, Florida, as case No. COWE-23-003124, arising out of the Company’s abandonment of a lease of premises at Suite 650, 13450 W. Sunrise Blvd., Sunrise, Florida 33323. Most of the Company’s $0.3 million security deposit has been applied to the cost of unpaid improvements and rent past due for the months of June, July, August and September of 2023 (as well as unreplenished security deposit amounts for prior months).  Rent and operating costs per month were approximately $0.1 million. The lease term continues until December 31, 2028. The Landlord has sued for eviction, replenishment of the security deposit and damages for future payments under the lease. Although the plaintiff will claim damages equal to the full value of the lease, the Company has defenses in the nature of the plaintiff’s duty to mitigate damages by securing one or more replacement tenants. The parties are anticipated to engage in mediation wherein the parties are expected to settle plaintiff’s claims. The Company has recorded the value of its lease obligation. Given the early stage of the matter, it is too early to assess the anticipated amount to which the plaintiff will be entitled; however, the plaintiff will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the plaintiff to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.  The Parties are in active negations to settle this claim.

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

Olen Commercial Realty Corp. v. ShiftPixy, Inc.

In late August of 2023, the Company abandoned its leased premises at 1 Venture, Suite 150, Irvine, CA 92618. The monthly rent is approximately $24,500. The lease term continues until June 30, 2027.  The landlord has demanded approximately $1.2 million for the balance of payments due under the lease, including miscellaneous expenses as offset by security deposit funds.  While the landlord has not filed suit, it is anticipated that the landlord may file suit within the next few months.  In the event the landlord does file suit, the Company will assert rights of offset as a consequence of the landlord’s failure to mitigate its damages.  Given the early stage of the matter, it is too early to assess the anticipated amount to which the landlord will be entitled; however, the landlord will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the landlord to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.  It is anticipated that the parties will negotiate and endeavor to settle the claims.

The Company has accrued the lease liability in the aggregate amount of $1 million, of which $0.7 million is non-current and presented in operating lease liability, non-current and $0.3 million is current and presented in accounts payable and other accrued liabilities in the condensed consolidated balance sheet as of February 29, 2024, and August 31, 2023.

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

The Chapter 7 Trustee claims to be entitled to the $117 million dollars from the investors, shareholders, officers, and directors and Shiftpixy, Inc, for a bankruptcy estate with claims totaling $1.8 million ($282,000 of which are claims by the Company).  Given the early stage of the litigation, it is too early to assess whether an unfavorable outcome for the Company is either probable or remote.  The Company recorded $0.6 million in accounts payable and other accrued liabilities as of February 29, 2024, and August 31, 2023. There is a Judicial Conference schedule for April 30th, 2024, involving all parties.

Other Matters

Amanda Murphy v. Shiftpixy, Inc., Scott Absher and Connie Absher

On April 6, 2024, Amanda Murphy (“Murphy”), the Company’s former Chief Operating Officer and a former Director, filed a complaint of employment discrimination before the State of California Civil Rights Department (“CRD”) under the provisions of the California Fair Employment and Housing Act (“FEHA”), alleging several violations and discriminations. Given the early stage of the proceedings, it is too early to assess whether an unfavorable outcome is either probable or remote. The Company recorded $0.5 million in payroll related liabilities as of February 29, 2024,

Washington Dept of Rev v. ShiftPixy Staffing, Inc.

On or about April 25, 2023, the State of Washington Dept. of Rev. issued a tax warrant against a subsidiary of the Company claiming that (a) its prior communications were unanswered, and (b) asserting that the Company owes $0.7 million in Business & Occupation (“B&O”) Taxes and interest for periods from June 2018 to December 2021.  The state essentially claims that such a subsidiary owes B&O Taxes as a consequence of its having conducted staffing services in Washington. The Company has responded, indicating that the subject services provided were actually in the nature of professional employer organization or PEO services (as defined under applicable law) and not staffing services (as defined under applicable law) and that the subsidiary’s tax obligation, if any, pursuant to the state’s own Excise Tax Advisory ETA 3192.2014 would be a small fraction of the amount claimed by the state. The Company further argued that the assessment is improperly made because that entity did not even exist until January of 2021, and it did not start billing a client in the State of Washington until calendar year 2022. The state reviewed documentation submitted by the Company in support of its position and issued a modified tax adjustment, asserting that the sum of $0.3 million is due for the period June 2018 to December 2020. Additionally, the State of Washington assessed another subsidiary of ShiftPixy for approximately $0.5 million with respect to excise tax. The Company filed a request for an administrative hearing on both matters. The Company was informed that the amount due must be paid prior to any appeal.  The Company has recorded approximately $0.8 million and $0.2 million in accounts payable and other accrued liabilities in the condensed consolidated balance sheets as of February 29, 2024, and August 31, 2023, respectively.

NASDAQ

On August 2, 2023, ShiftPixy received a letter (the “August 2023 NASDAQ  Letter”) from the staff of the Listing Qualifications Department of NASDAQ, which notifies the Company that, in view of the recent resignation of an independent director who was a member of the Company’s audit committee, the Company does not presently comply with NASDAQ’s Listing Rule 5605, which requires that a majority of the Company’s board of directors be comprised of independent directors, and that the Company has an audit committee comprised of at least three independent directors, one of which “has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. On January 16, 2024, the Company added an independent director to the audit committee and board of directors and as a result regained compliance with the above rule.

On September 15, 2023, the Company received a letter (the “September 2023 NASDAQ Letter”) from the staff of the Listing Qualifications Department of Nasdaq, which notifies the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq’s Listing Rule 5550(a)(2). On October 11, 2023, the Company filed articles of amendment to the Company’s articles of incorporation to effect a one-for-twenty four (1:24) reverse split of the Company’s issued and outstanding shares of common stock, which became effective on October 14, 2023. The reverse stock split was effective on Nasdaq on October 16, 2023. On October 30, 2023, the Company received a letter from the Staff notifying the Company that for the last 10 consecutive business days, from October 16 to October 27, 2023, the closing bid price of the Company’s common stock has been at $1.00 per share or greater and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

On October 18, 2023, the Company received a letter (the “October 2023 NASDAQ  Letter”) from the staff of the Listing Qualifications Department of Nasdaq, which notified the Company that, in connection with the Company’s private placement that closed on October 10, 2023, the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d)1, which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price. The Company executed an amendment to the common stock purchase warrant agreement, pursuant to which the strike price of the warrants was increased to a price higher than the minimum price. As a result of this amendment, the Company regained compliance with the above rule.

On February 26, 2024, the Company received a letter from the Staff of the Listing Qualifications Department of Nasdaq, which notifies the Company that it does not comply with Nasdaq’s Listing Rule 5550(b)(2), which requires that the Company maintains a market value of listed securities of $35 million, and that the Company does not otherwise satisfy the requirements of Listing Rule 5550(b)(1) of a stockholders’ equity of at least $2.5 million or Listing Rule 5550(b)(3) of net income from continuing operations of $500,000 in the most recent completed fiscal year or in two of three most recent completed fiscal years. The Nasdaq Letter does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company has 180 calendar days from the date of the Nasdaq Letter to regain compliance. The Company intends to issue additional shares of common stock through private placement and or registered offering.

On March 28, 2024, the Company received a letter (the “March 2024 NASDAQ Letter”)  from the Staff of the Listing Qualifications Department of Nasdaq, which notifies the Company that it failed to comply with NASDAQ shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the minimum price. The deficiency letter relates to the July 2023 financing. Under Nasdaq Rules, the Company has 45 calendar days to submit a plan to regain compliance and if accepted, Nasdaq can grant an extension of up to 180 calendar days to evidence compliance. The Company retained legal counsel to draft a plan to regain compliance, which has not yet been finalized at the filing date.

Note 12: Subsequent Events

The Company has evaluated events that have occurred after the date of these condensed consolidated financial statements though the date that the condensed consolidated financial statements were issued, and has determined that, other than those listed below, no such reportable subsequent events exist through the date the condensed consolidated financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

On March 6, 2024, the Company terminated the employment of the Company’s Chief Financial Officer and Chief Operating Officer. On March 7, 2024, the Company executed an offer of employment to the Company’s New Chief Financial Officer.

On March 19, 2024, the former Chief Operating Officer resigned from her position as director of the board of directors.

On March 19, 2024, the Company entered into a securities purchase agreement for a private placement with an institutional investor,  The transaction closed on March 21, 2024 and the Company issued and sold to the investor (i) in a registered direct offering, 590,000 shares of common stock at a price of $4.25 per share, 586,470 pre-funded warrants to purchase up to 586,470 shares of common stock at a price of $4.2499 per pre-funded warrant, and (ii) 1,176,470 common stock purchase warrants, exercisable for an aggregate of up to 1,176,470 shares of common stock. The pre-funded warrants had an exercise price of $0.0001 and were immediately exercised. The common stock purchase warrants are immediately exercisable for a period of five-year years at an exercise price of $4.25. The net proceeds of this offering were approximately $4.2 million. Concurrently with the above transaction, the Company also executed an amendment to the previously issued common stock purchase warrants, under which the exercise price of an aggregate of 192,225 outstanding warrants previously issued to the institutional investor was reduced to $4.25.

On March 22, 2024, the Company entered into an Asset Purchase Agreement with the owners of Neozene, Inc. (the “Principals”) and affiliated seller entities (collectively the “sellers”), pursuant to which the Company will be acquiring substantially all of the assets but not limited to the intellectual property rights, client contracts, leasehold interest, trade names, business and other licenses, operational data, marketing information, contractual rights, customer information and certain tangible assets which are owned in whole or in part by the Sellers. The aggregate consideration to be paid for the assets will be $16,500,000. The closing is subject to customary closing conditions and the securement of the underlying debt financing.

On March 28, 2024, the Company issued 181,518 shares of restricted stock to the trustee of the bankruptcy estate of Steve Holmes pursuant to a court approved settlement agreement.

On March 29, 2024, the Company entered into a non-binding asset purchase agreement pursuant to which the Company is to acquire substantially all of the assets of an undisclosed staffing company (“Seller”), including but not limited to all of the intellectual property and property rights, client contracts, leasehold interests, trade names, business and other licenses, operational data, marketing information, customer information, contractual rights and all other tangible and intangible assets, which are beneficially owned, in whole or in part by the Seller. Though the identity of the Seller must remain confidential due to contractual terms, the scope of the contemplated transaction was deemed significant. The seller is a regional leader in providing staffing and recruiting solutions across the Western United States. The aggregate consideration to be paid for the assets will be $25,000,000. The closing is subject to customary closing conditions and the securement of the underlying debt financing.

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (“Fiscal 2023”), filed with the SEC on December 14, 2023,

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND INFORMATION

This Quarterly Report, the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Quarterly Report and those reports, statements, information and announcements address activities, events or developments that we expect or anticipate will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

■	Our future financial performance, including our revenue, cost of revenue and operating expenses;
■	Our ability to achieve and grow profitability;
■	The sufficiency or our cash, cash equivalents and investments to meet our liquidity needs;
■	Our predictions about industry and market trends;
■	Our ability to expand successfully internationally;
■	Our ability to manage effectively our growth and future expenses;
■	Our estimated total addressable market;
■	Our ability to maintain, protect and enhance our intellectual property;
■	Our ability to comply with modified or new laws and regulations applying to our business;
■	The attraction and retention of qualified employees and key personnel;
■	Our ability to be successful in defending litigation brought against us;
■

Our ability to pay the outstanding delinquent payroll taxes, including penalties and interest. If the IRS or states and local jurisdictions pursues collection efforts beyond what the Company can afford to pay, the IRS can freeze our bank accounts and the Company may be forced to file for bankruptcy, and

■	Our ability to continue to meet the listing requirements of Nasdaq.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on December 14, 2023, which is expressly incorporated herein by reference, and elsewhere in this Quarterly Report. Moreover, the Company operates in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The risks and uncertainties the Company currently face are not the only ones we will face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that that the Company currently believe are immaterial to our business. In addition, the Company cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner as a result of these risks.

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

Technology Updates

In Fiscal 2023 and the first half of Fiscal 2024, the Company has made substantial strides in advancing our technological capabilities, further cementing our leadership in the staffing and human capital management industry. These developments are a testament to our unwavering commitment to innovation and excellence in meeting the dynamic needs of the labor market.

•

Instant Interview – In July 2023, the Company announced the "Instant Interview" feature - a transformative addition to our application suite. This technology facilitates a rapid interviewing process by capturing video responses from candidates to predetermined questions. This enables recruiters and client managers to expedite the hiring process, allowing for a more agile and responsive assessment of potential candidates.

•

AI Recruiting Technology: In March 2023, the Company introduced its "AI Recruiting" technology. Leveraging Open AI's open API, this platform is designed to bridge the gap in opportunity matching and enhance recruitment efficiency. "AI Recruiting" utilizes AI-driven candidate outreach in natural language conversations and matching algorithms to connect the right candidates with the right opportunities, streamlining the talent acquisition process and providing “Fast-Fill” staffing capabilities.

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

Corporate Development: Technology-driven Acquisition Strategy

After unwinding the SPAC sponsorship of AXH in November 2022, our corporate development strategy pivoted to a direct acquisition model with acquisition activities re-focused on human capital consolidation opportunities. To capitalize on robust market relationships with staffing operators, our acquisition team began executing a roll-up of staffing companies with the end goal of creating a national footprint that could leverage our best-in-class technology as a consolidation point and value creator.  This technology-driven acquisition strategy will equip strategic acquisition targets with proprietary systems and a best-in-market staffing service delivery platform to deliver high revenue growth, margin improvement, and lower SG&A (“Selling General & Administrative”) costs. By delivering real-time human capital business intelligence to staffing buyers and creating real-time connections between flex workers and un-filled jobs, this strategy will solve our clients’ contingent workforce challenges and create valuable opportunities for our shareholders.

After curating several potential acquisition targets across various staffing verticals, the field was narrowed to a prospective initial business combination of firms with common traits: have developed well-entrenched leading market positions over a substantive operating history, are currently servicing the fastest growing markets and sectors with minimal overlap, have built a diversified client base via direct sales with negligible concentration issues, have draft unaudited financials showing performance and high growth, and bring to the table a meaningful volume of clients served and worksite employees on active assignment.  Acquisition targets currently under exclusive letters of intent represent exponential growth in our current recurring revenue, significant gross profit improvement, margin expansion opportunities, a blue-chip client base, cyclical tailwinds, and a tenured sales and operational staff excited and ready to execute our rapid growth plan for 2024 onwards.  Execution of this acquisition strategy forges a national footprint with worksite employees or WSEs and clients in all 50 states serviced from 80 offices nationwide.

Results of Operations

The following table summarizes the unaudited condensed consolidated results of our operations for the three months ended February 29, 2024, and February 28, 2023:

(In Thousands)	For the Three Months Ended
	February 29, 2024	February 28, 2023
Revenues	$3,813	$4,579
Cost of revenues	3,591	4,095
Gross profit	222	484

Operating expenses:
Salaries, taxes and benefits	1,303	2,599
Professional fees	465	870
Software development	1	119
Depreciation and amortization	140	150
General and administrative	3,017	2,010
Total operating expenses	4,926	5,748

Operating loss	(4,704)	(5,264)

Other income:
Other income	-	642642
Total other income	-	642
Net loss attributable to ShiftPixy, Inc	(4,704)	(4,622)

Loss from discontinued operations, net of tax	-	(607)

Non-controlling interest	-	(540)

Net Loss	$(4,704)	$(5,769)

Revenue decreased $0.8 million or 16.7%, from $ 4.6 million for the three months ended February 28, 2023, to $ 3.8 million for the three months ended February 29, 2024. The decrease primarily relates to increased competition, increased attrition rate and resulting decrease in billable WSE’s.  The Company’s plan is to be very active in Mergers & Acquisitions (“M&A”) in the coming fiscal quarters by acquiring large regional and national staffing companies to implement its roll-up of staffing companies, with the end goal of creating a national footprint that could leverage our best-in-class technology as a consolidation point and value creator.

Gross Profit for the three months ended February 29, 2024, was 5.8% compared to 10.6% for the three months February 28, 2023. The decrease in gross profit mainly relates to decrease in administrative fees charged to the Company’s clients based on gross wages and decrease in profit from the Company’s workers’ compensation program.

Operating expenses decreased by $0.8 million or 14.3% from $5.7 million for the three months February 28, 2023, to $4.9 million for the three months ended February 29, 2024. The components of operating expenses for such periods are as follows:

Salaries, taxes and benefits decreased by $1.3 million or 49.9% from $2.6 million for the three months ended February 28, 2023, to $1.3 million for the three months ended February 29, 2024. The Company has significantly reduced its workforce in order to preserve cash and adapt the staffing level to the current required level of operations.

Professional fees primarily consist of legal, accounting, consulting and board fees. Professional fees decreased by $0.4 million or 46.6%, from $0.9 million for the three months ended February 28, 2023, to $0.5 million for the three months ended February 29, 2024. The decrease is primarily related to a decrease of approximately $0.3 million related to accounting and auditors’ fees and approximately $0.1 million in legal fees.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, stock- based compensation, insurance. marketing, travel and entertainment, penalty and interest on payroll and other general business expenses. The Company presents the penalties and interest on its balance of unpaid payroll tax liability in general and administrative. Penalties and interest expenses are calculated based upon the outstanding obligations to the Internal Revenue Services, States and local authorities.

General and administrative expenses increased by $1 million or 50.1% from $2 million for the three months ended February 28, 2023, to $3 million for the three months ended February 29, 2024.

The increase primarily relates to an increase in penalty and interest on payroll for approximately $1.3 million as a direct result of the increased balance in payroll tax liability, offset by a decrease in rent by approximately $0.2 million as the Company vacated previously leased locations, decrease of approximately $0.2 million in marketing.

Other income decreased by $0.6 million or 100% from $0.6 million for the three months ended February 28, 2023, to $0 for the three months ended February 29, 2024. Other income consisted of the net liability of IHC at the time of deconsolidation on February 7, 2023.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that the Company transferred to Vensure as part of the Vensure Asset Sale. Discontinued operations were not recorded for the three months ended February 29, 2024, due to the Everest litigation settlement in June 2023 and Sunz’s settlement in January 2024.

Non-controlling interest represented the 85% of IHC (previous SPAC) that the Company did not own. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account to IHC shareholders on December 1, 2022, effectively liquidating the Trust.

Net loss for the three months ended February 29, 2024, was $4.7 million as compared to $5.8 million for the three months ended February 28, 2023, a decrease of $1.1 million based upon the above factors.

The following table summarizes the unaudited condensed consolidated results of our operations for the six months ended February 29, 2024, and February 28, 2023:

(In Thousands)	For the Six Months Ended
	February 29, 2024	February 28, 2023
Revenues	$7,587	$9,844
Cost of revenues	6,915	8,941
Gross profit	672	903

Operating expenses:
Salaries, taxes and benefits	2,664	4,856
Professional fees	1,279	2,065
Software development	1	179
Depreciation and amortization	281	299
General and administrative	9,181	3,991
Total operating expenses	13,406	11,390

Operating loss	(12,734)	(10,487)

Other (expense) income:
Gain from legal settlement	2,500	-
Other income (expense)	(18)	642
Total other income	2,482	642
Net loss attributable to ShiftPixy, Inc	$(10,252)	$(9,845)

Loss from discontinued operations, net of tax	-	(807)

Non-controlling interest	-	(540)

Net Loss	$(10,252)	$(11,192)

Revenue decreased by $2.2 million or 22.9%, from $9.8 million for the six months ended February 28, 2023, to $7.6 million for the six months ended February 29, 2024. The decrease primarily relates to increased competition and the resulting decrease in billable WSE. The Company’s plan is to be very active in M&A in the coming fiscal quarters by acquiring large regional and national staffing companies to implement its roll-up of staffing companies, with the end goal of creating a national footprint that could leverage our best-in-class technology as a consolidation point and value creator.

Gross Profit for the six months ended February 29, 2024, was 8.9% compared to 9.2% for the six months February 28, 2023. The slight decrease in gross profit mainly relates to a decrease in WSE and the resulting administrative fees earned, along with a decrease in the gross profit on workers’ compensation.

Operating expenses increased by $2.0 million or 17.7% from $11.4 million for the six months February 28, 2023, to $13.4 million for the six months ended February 29, 2024. The components of operating expenses change for such periods are as follows:

Salaries, taxes and benefits decreased by $2.2 million or 45.1% from $4.9 million for the six months ended February 28, 2023, to $2.7 million for the six months ended February 29, 2024. The Company has significantly reduced its workforce in order to preserve cash and adapt the staffing level to the current level of operations.

Professional fees primarily consist of legal, accounting, board fees, and consulting fees. Professional fees decreased by $0.8 million or 38.1%, from $2.1 million for the six months ended February 28, 2023, to $1.3 million for the six months ended February 29, 2024. The decrease is primarily related to a $0.4 million decrease in ongoing legal costs litigation, and a decrease of $0.2 million related to consulting fees and a decrease of $0.2 million related to accounting and auditors’ fees.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, stock- based compensation, insurance. marketing, travel and entertainment, penalties and interests on payroll, and other general business expenses.

General and administrative expenses increased by $5.2 million or 130% from $4.0 million for the six months ended February 28, 2023, to $9.2 million for the six months ended February 29, 2024.

The increase primarily relates to an increase in penalties and interest on payroll due to the IRS, State and local authorities for approximately $2.1 million as a direct result of the increased balance in payroll tax liability. Further, the Company also experienced an increase in legal settlement fees of approximately $2.1 million, most of which is attributable to the Sunz settlement. Indeed, the Sunz litigation was settled for $3.5 million with an upfront payment of $0.4 million and monthly payments of $0.1 million until the balance is fully paid.  Finally, there was an increase of $0.2 million in bad debt related to a related party receivable, and an increase of $0.7 million in insurance expenses.

Other income increased by $1.8 million or 286.6% from $0.6 million for the six months ended February 28, 2023, to $2.5 million for the six months ended February 29, 2024. The Company recognized $2.5 million in other income from a legal settlement with Vensure in the six months ended February 29, 2024.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that the Company transferred to Vensure as part of the Vensure Asset Sale. Discontinued operations were not recorded for the six months ended February 29, 2024, due to the Everest litigation settlement in June 2023 and Sunz settlement in January 2024.

Net loss for the six months ended February 29, 2024, was $10.3 million as compared to $11.2 million for the six months ended February 28, 2023, a decrease of $0.9 million based upon the above factors.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of February 29, 2024, the Company had cash of less than $0.1 million and a working capital deficit of $58.9 million. During the six months ended February 29, 2024, the Company used approximately $2.1 million of cash in operations and incurred $10.3 million of losses, resulting in an accumulated deficit of $236.6 million.

As of February 29, 2024, the Company is delinquent with respect to remitting payroll tax payments to the IRS, States, and local jurisdictions for an aggregate amount of $34.4 million including penalties and interest. The Company does not have sufficient cash to meet its liquidity requirements for the following twelve months from the date of issuance of these consolidated condensed financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has received delinquent notices and notices relating to liens from the IRS claiming it owes approximately $21.1 million for unpaid payroll tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of the Company as of February 29, 2024. The Company expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against the Company and its subsidiaries.  The Company has taken steps to preserve so-called “collection due process rights:

■

In October of 2023, the IRS issued to ShiftPixy a Letter 1058, Final Notice, Notice of Intent to Levy and Notice of Your Right to a Hearing, with respect to ShiftPixy's Form 941 and Form 940 for specific years. In November of 2023, ShiftPixy timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection. That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy’s Liability That Are Subject to Enforced Collection.

■	On December 12, 2023, the Company received a lien from the IRS. The IRS can levy the Company’s bank accounts. As a result of the appeal filed with the US Tax Court of Appeals, the tax lien is on stay.

■	In January of 2024, ShiftPixy filed Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy's Liability That Are Subject to Enforced Collection

■

The Company had a collection due process hearing with the IRS Independent Office of Appeals in October 2023. In October and November of 2023, the Company requested that the IRS Independent Office of Appeals (“Appeals”), among other things, abate additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax.

■	In February 2024, the Company received a Notice of Determination from the IRS on our administrative claims wherein the IRS denied, entirely, our appeal for relief.

■	The Company appealed to the US Tax Court of Appeals on March 25, 2024.

The IRS can, with limited notice, levy the Company’s bank accounts and subject it to enforced collection if the Company cannot obtain a resolution of the payroll tax issues. There is no assurance that the US Tax Court of Appeals will abate penalties and interest currently assessed against the Company by the IRS. If the Company is not successful in getting the outstanding penalties, and/or interest abated, including working out a payment plan with the IRS, it may cause the Company to file for bankruptcy protection in the near future.

The Company has retained tax counsel and has been in near constant communication with the IRS regarding processing its Employee Retention Tax Credits (“ERTCs”).  As of September 14, 2023, the IRS has a moratorium on processing new ERTC claims and many of the Company’s clients are seeking refunds. Recently, the Company has filed ERTC claims for its clients and has not received any acceptance from the IRS. Some clients have filed suits against the Company, demanding that the Company takes action to file for additional ERTCs for certain tax periods.

The Company has taken aggressive steps to reduce its overhead expenses. The Company has plans and expectations for the next twelve months include raising additional capital which may help fund the Company’s operations and strengthening the Company’s sales force strategy by focusing on staffing services as the key driver towards its success. In addition, the Company is planning on acquisitions funded by stock and debt to attempt to generate future cash flows. There is no assurance that the Company can execute on obtaining additional equity or debt on the terms that the Company is seeking. In addition, there is no assurance that the Company can execute its contemplated acquisitions and on terms that are deemed appropriate to the Company. These condensed consolidated financial statements do not include any adjustments for these uncertainties. In addition, the Company needs to take additional steps to pay down its payroll taxes with the IRS, states and local tax authorities. If not, penalties and interest will continue to increase. There is a likelihood that the Company may file for bankruptcy in the near future.

The following table sets forth a summary of changes in consolidated cash flows for the six months ended February 29, 2024, and February 28, 2023, in thousands:

	For the Six Months Ended February 29,
	2024		2023
Net cash used in operating activities	$(2,075	) )	$(5,323)
Net cash provided by investing activities	5		117,275
Net cash provided by (used in) financing activities	2,016		(111,752)
Increase (decrease) in cash	$(54)		$200

Operating Activities

Cash used in operations for the six months ended February 29, 2024, was approximately $2.1 million, which resulted primarily from a net loss of $10.3 million, offset by stock-based compensation of $0.4 million, $0.2 million of provision for doubtful accounts, $0.2 million of amortization of right-of-use assets, $0.3 million of amortization and depreciation, $0.1 million of fair value of shares to be issued to the Company’s directors and $7.0 million of net change in operating assets and liabilities.

Net cash used in operations for the six months ended February 28, 2023 was $5.3 million, primarily consisting of a net loss from continuing operations of $10.4 million, a decrease in accounts payable and accrued expenses of $0.8 million, decrease in accounts receivable of $0.5 million, a decrease in workers compensation of $0.4 million offset by an increase in payroll related liabilities of $4.9 million, an increase of $0.4 million in prepaid and other liabilities, an increase in non-cash stock-based compensation expense of $0.6 million and an increase in depreciation and amortization expense of $0.3 million.

Investing Activities

Net cash provided by investing activities for the six months ended February 29, 2024, was de minimis, resulting from the cash proceeds from the sale of fixed assets.

Net cash provided by investing activities for the six months ended February 28, 2023, was $117.3 million from the redemption of IHC Trust Account of $117.6 million offset by the purchase of fixed asset of $0.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended February 29, 2024, was $2.0 million resulting from the net proceeds of a private placement.

Net cash used in financing activities for the six months ended February 28, 2023, was $111.8 million which was from $117.6 million payment to IHC shareholders, offset by the net proceeds of $4.4 million related to a private placement, and $1.4 million from the net proceeds of an ATM offering.

Off-Balance Sheet Arrangements

None

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Material Commitments

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis. The Company has several legal commitments pursuant to legal disputes and agreed upon settlements for an aggregate amount of approximately $10.9 million.

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

The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of February 29, 2024, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to (i) the lack of segregation of duties, (ii) penalties and interest on payroll taxes, (iii) financial reporting and information technology as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2023, and which the Company determined continued to exist as of February 29, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to various legal actions, in addition to the contingencies noted in item 11, above, arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be immaterial or substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.

There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K and filed with the SEC on December 14, 2023, respectively, except as noted in Note 11 Contingencies to the accompanying condensed consolidated financial statements. The most significant development to the Company’s contingencies relates to the receipt of a notice of determination from the IRS, on February 28, 2024, on the Company’s administrative claims, wherein the IRS denied, entirely, the Company’s appeal for relief. The Company appealed to the US Tax Court of Appeals on March 25, 2024.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2023, as filed with the SEC on December 14, 2023. There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.*

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. *

32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REQUIRED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. **

32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REQUIRED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. **

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q. **

* Filed herewith

** Furnished herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShiftPixy, Inc., a Wyoming corporation

Date: April 19, 2024	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

Date: April 19, 2024	By:	/s/ Patrice Launay
Patrice Launay
Principal Financial Officer

