Form 10-Q
period 2024-05-31
ShiftPixy, Inc.
filed 2024-07-02
CIK 1675634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

N/A

(Former name, former address and former three months, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PIXY	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,755,686 shares of common stock issued and outstanding as of June 30, 2024.

SHIFTPIXY, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	May 31, 2024	August 31, 2023

ASSETS
Current assets
Cash	$360	$75
Accounts receivable, net	630	590
Unbilled accounts receivable	333	1,784
Prepaid expenses	302	839
Other current assets	481	532
Total current assets	2,106	3,820

Fixed assets, net	1,191	1,622
Right-of-use asset, net	601	866
Deposits and other assets	192	192
Total assets	$4,090	$6,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued liabilities	$24,820	$17,911
Payroll tax related liabilities	35,534	29,595
Payroll related liabilities	2,031	2,940
Current liabilities of discontinued operations	-	4,389
Total current liabilities	62,385	54,835

Non-current liabilities
Operating lease liability, non-current	252	2,790
Total liabilities	62,637	57,625
Commitments and contingencies (See Notes 10 and 11)
Stockholders’ deficit
Convertible preferred stock Class A, 50,000,000 authorized shares; $0.0001 par value: 0 shares issued and outstanding as of May 31, 2024, and August 31, 2023	-	-
Common stock, 750,000,000 authorized shares; $0.0001 par value; and 6,755,686 and 507,383 shares issued and outstanding as of May 31, 2024, and August 31, 2023, respectively	-	-
Additional paid-in capital	182,481	175,226
Accumulated deficit	(241,028)	(226,351)
Total stockholders’ deficit	(58,547)	(51,125)
Total liabilities and stockholders’ deficit	$4,090	$6,500

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenues (See Note 2)	$4,134	$3,988	$11,721	$13,833
Cost of revenues	3,891	3,788	10,806	12,623
Gross profit	243	200	915	1,210

Operating expenses:
Salaries, taxes, and benefits	1,337	2,621	4,001	7,477
Professional fees	780	752	2,059	2,817
Software development	1	50	2	229
Depreciation and amortization	138	148	419	447
General and administrative	1,989	3,074	10,126	6,609
Total operating expenses	4,245	6,645	16,607	17,579

Operating loss	(4,002)	(6,445)	(15,692)	(16,369)

Other (expense) income:
Gain from legal settlement	-	-	2,500	-
Interest expense	(423)	(550)	(1,467)	(1,007)
Other income (expense)	-	-	(18)	536
Total other income (expense)	(423)	(550)	1,015	(471)
Net loss attributable to ShiftPixy, Inc	(4,425)	(6,995)	(14,677)	(16,840)

Loss from discontinued operations, net of tax	-	(460)	-	(1,267)

Non-controlling interest	-	-	-	(540)

Net Loss	(4,425)	(7,455)	(14,677)	(18,647)

Preferred stock preferential dividend	-	-	(67,444)	(127,145)

Net loss attributable to Shiftpixy’s shareholders	$(4,425)	$(7,455)	$(82,121)	$(145,792)

Net loss per share attributable to ShiftPixy’s shareholders, basic and diluted
Continuing operations – basic and diluted	$(0.69)	$(16.69)	$(16.88)	$(356.13)
Discontinued operations – basic and diluted	-	(1.10)	-	(3.12)
Net loss per common share – basic and diluted	$(0.69)	$(17.79)	$(16.88)	$(359.25)

Weighted average common shares outstanding – basic and diluted	6,429,780	419,049	4,865,365	405,816

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Stockholders' Deficit

For the Three and Nine Months Ended May 31, 2024

(Amounts in thousands, except shares)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, September 1, 2023	-	$-	507,383	$-	$175,226	$(226,351)	$(51,125)
Fair Market value increase of preferred stock prior to reverse stock split	-	-	-	-	67,444	-	67,444
Preferential dividend of preferred stock	-	-	-	-	(67,444)	-	(67,444)
Additional shares issued due to reverse stock split	-	-	51,706	-	-	-	-
Common stock issued for cash including the exercise of prefunded warrants, net of offering costs – October 2023 Financing	-	-	94,375	-	2,016	-	2,016
Common stock issued for cash including the exercise of prefunded warrants, net of offering costs – March 2024 Financing	-	-	1,176,470	-	4,227	-	4,227
Common shares issued pursuant to legal settlement with former related party	-	-	181,518	-	550	-	550
Stock-based compensation expense	-	-	-	-	462	-	462
Preferred stock Class A issued upon the exercise of preferred stock option	4,744,234	-	-	-	-	-	-
Common stock issued on conversion of preferred stocks into common stock	(4,744,234)	-	4,744,234	-	-	-	-
Net loss	-	-	-	-	-	(14,677)	(14,677)
Balance, May 31, 2024	-	$-	6,755,686	$-	$182,481	$(241,028)	$(58,547)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, February 29, 2024	-	$-	5,397,698	$-	$177,592	$(236,603)	$(59,011)
Stock-based compensation expense	-	-	-	-	112	-	112
Common shares issued pursuant to legal settlement with former related party	-	-	181,518	-	550	-	550
Common stock issued for cash including the exercise of prefunded warrants, net of offering costs	-	-	1,176,470	-	4,227	-	4,227
Net loss	-	-	-	-	-	(4,425)	(4,425)
Balance, May 31, 2024	-	$-	6,755,686	$-	$182,481	$(241,028)	$(58,547)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Stockholders' Deficit

For the Three and Nine Months Ended May 31, 2023

(Amounts in thousands, except shares)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	ShiftPixy, Inc.	interest	Deficit
Balance, September 1, 2022	358,333	$-	21,390	$-	$151,731	$(192,725)	$(40,988)	$9,494	$(31,494)
Fair market value increase of preferred stock prior to reverse stock split	-	-	-	-	127,145	-	127,145	-	$127,145
Preferential dividend of preferred stock	-	-	-	-	(127,145)	-	(127,145)	-	$(127,145)
Common stock issued on exercised prefunded warrants	-	-	5,175	-	1	-	1	-	$1
Common stock issued for private placement, net of offering costs	-	-	17,361	-	4,387	-	4,387	-	$4,387
Common stock issued on conversion of preferred shares	(358,333)	-	358,333	-	-	-	-	-	$-
Stock-based compensation expense	-	-	-	-	735	-	735	-	$735
Warrant modification expense	-	-	-	-	106	-	106	-	$106
Additional shares issued due to reverse stock split	-	-	707	-	-	-	-	-	$-
Net proceeds of ATM, net of offering expenses	-	-	18,305	-	1,973	-	1,973	-	$1,973
Deconsolidation of VIE	-	-	-	-	10,034	-	10,034	(9,494)	$540
Net loss	-	-	-	-	-	(18,647)	(18,647)	-	$(18,647)
Balance, May 31, 2023	-	$-	421,271	$-	$168,967	$(211,372)	$(42,399)	$-	$(42,399)

	Preferred Stock Issued		Common Stock Issued		Additional Paid-In	Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, March 1, 2023	-	$-	415,689	-	$168,193	$(203,917)	$(35,718)
Proceeds of ATM, net of offering expenses	-	-	5,582	-	539	-	$539
Stock-based compensation expense	-	-	-	-	235	-	235
Net loss	-	-	-	-	-	(7,455)	(7,455)
Balance, May 31, 2023	-	$-	421,271	$-	$168,967	$(211,372)	$(42,399)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Condensed Unaudited Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended
	May 31, 2024	May 31, 2023
OPERATING ACTIVITIES
Net loss	$(14,677)	$(18,647)
Loss from discontinued operations	-	(1,267)
Non-controlling interest	-	(540)
Net loss from continuing operations	(14,677)	(16,840)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	419	447
Stock-based compensation	462	735
Warrant modification expense	-	106
Amortization of operating lease	265	85
Fair value of shares for services to be issued to directors	137	169
Allowance for credit losses	380	10
Loss from sale of fixed assets	7	-
Changes in operating assets and liabilities:
Accounts receivable	(420)	(268)
Unbilled accounts receivable	1,451	59
Prepaid expenses and other current assets	537	356
Deposits and other assets	51	(79)
Accounts payable and other accrued liabilities	680	952
Operating lease liability	(285)	(448)
Payroll tax liabilities	5,939	7,844
Payroll related liabilities	(909)	480
Net cash used in continuing operating activities	(5,963)	(6,392)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(343)
Redemption of Trust Account	-	117,574
Investment in private company	-	(100)
Proceeds from the sale of fixed assts	5	-
Net cash provided by investing activities	5	117,131

FINANCING ACTIVITIES
Proceeds from exercised warrant, net of offering costs	-	1
Payment to IHC shareholders	-	(117,574)
Proceeds from registered offering, net of offering costs	4,227	-
Proceeds from At the Market Offering, net of offering costs	-	1,973
Proceeds from private placement, net of offering costs	2,016	4,387
Net cash provided by (used in) financing activities	6,243	(111,213)
Net (decrease) increase in cash	285	(474)
Cash - Beginning of Period	75	618
Cash - End of Period	$360	$144
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$15	$102
Cash paid for income taxes	$-	$—
Non-cash Investing and Financing Activities:
Deconsolidation of VIE	$-	$9,494
Increase in marketable securities in trust account and Class A mandatory redeemable common shares	$-	$801
Transfer of preferred shares to common shares	$-	$1
Issuance of common stock as legal settlement with former related party debt	$550	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ShiftPixy, Inc.

Notes to the Condensed Consolidated Financial Statements

May 31, 2024

Note 1: Nature of Operations

ShiftPixy, Inc. (the “Company”) was incorporated on June 3, 2015, in the State of Wyoming. The Company is a specialized human capital service provider that provides solutions for large, contingent, part-time workforce demands, primarily in the light industrial, restaurant and hospitality service trades. The Company’s historic focus has been on the quick service restaurant (“QSR”) industry in Southern California, but the Company has expanded into other geographic areas and industries that employ temporary or part-time labor sources, including light industrial and the healthcare industry.

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

The results of condensed operations for the three and nine months ending May 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending August 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (“Fiscal 2023”), filed with the SEC on December 14, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries listed below. All intercompany transactions and balances have been eliminated.

The Company’s consolidated subsidiaries are as follows:

Name of Consolidated Subsidiaries or Entities	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
Shiftpixy Corporate Services, Inc.	Wyoming	100%
Shiftpixy Staffing, Inc.	Wyoming	100%
Shiftpixy Contracting Services, Inc.	Wyoming	100%
Shiftpixy Ghost Kitchens, Inc.	Wyoming	100%
Shiftpixy Productions, Inc.	Wyoming	100%
Shiftpixy Investments, Inc.	Wyoming	100%
Shiftpixy Labs, Inc.	Wyoming	100%
Industrial Human Capital, Inc (until February 7, 2023)

The  condensed consolidated financial statements previously included the accounts of Industrial Human Capital, Inc. (“IHC”), which was a special purpose acquisition company (“SPAC”) for which our wholly owned subsidiary, ShiftPixy Investments, Inc., served as the financial sponsor, and which SPAC was deemed to be controlled by the Company as  a result of the Company’s 15% equity ownership stake, the overlap of three of our executive officers for a period of time as executive officers of IHC, and significant influence that the Company exercised over the funding and acquisition of new operations for an initial business combination. IHC was consolidated under the variable interest entity model. IHC was dissolved on November 14, 2022, and the Trustee released all the redemption funds from the Trust Account to the IHC shareholders on December 1, 2022, effectively liquidating the Trust. On February 7, 2023, IHC was de-consolidated. On February 7, 2023, three creditors of IHC filed an involuntary petition for liquidation under Chapter 7 against IHC in the US Bankruptcy Court for the Southern District of Florida. See Note 11 for disclosure related to the litigation with IHC.

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

Liquidity, Capital Resources and Going Concern

As of May 31, 2024, the Company had cash of approximately $0.4 million and a working capital deficit of $60.3 million. During the nine months ended May 31, 2024, the Company used approximately $6.0 million of cash in operations and incurred $14.7 million of losses, resulting in an accumulated deficit of $241 million.

As of May 31, 2024, the Company is delinquent with respect to remitting payroll tax payments to the IRS, States, and local jurisdictions for an aggregate amount of $35.5 million including penalties and interest. The Company does not have sufficient cash to meet its liquidity requirements for the following twelve months from the date of issuance of these unaudited condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has received delinquent notices and notices relating to liens from the IRS claiming it owes approximately $21.1 million for unpaid payroll tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of the Company as of May 31, 2024. The Company expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against the Company and its subsidiaries.  The Company has taken steps to preserve so-called “collection due process rights”:

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

In addition, the Company is pursuing the acquisitions of large regional staffing companies through debt financing with the end goal of creating a national footprint that could leverage our best-in class technology as a consolidation point and value creator. This technology driven acquisition strategy will equip strategic acquisition targets with proprietary systems and staffing service delivery platform to deliver high revenue growth, margin improvement and lower operating costs. There is no assurance that the Company can obtain financing or obtain appropriate financing on terms that are acceptable to the Company.

These condensed consolidated financial statements do not include any adjustments for these uncertainties. There is a likelihood that the Company may file for bankruptcy in the near future if the Company is unable to implement its staffing acquisitions strategy.

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

EAS Solutions / HCM

Employment administrative service (“EAS”) and Human Capital Management (“HCM”) revenues are primarily derived from the Company’s gross billings, which are based on (i) the payroll cost of the Company’s worksite employees (“WSEs”) and (ii) an administrative fee and (iii) if eligible, WSE can elect certain pass-through benefits.

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

Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s condensed consolidated balance sheets were $0.3 million and $1.8 million, as of May 31, 2024, and August 31, 2023, respectively.

Payments received by clients in advance of the due date of an invoice are recorded as liability. As of May 31, 2024, and August 31, 2023. the Company recorded a liability for advance payments of $0 million and $0.2 million, respectively, which is included in accounts payable and other accrued liabilities on the condensed balance sheets.

Disaggregation of Revenue

The Company’s primary revenue streams include HCM/EAS and staffing services. The Company’s disaggregated revenues for the three and nine months ended May 31, 2024, and 2023, were as follows, in millions:

	For the Three Months Ended		For the Nine Months Ended
Revenue:	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Staffing	$4.0	$3.9	$10.8	$12.3
EAS/HCM	0.1	0.1	0.9	1.5
	$4.1	$4.0	$11.7	$13.8

EAS/HCM revenue is presented net, $1.4 million and $12.4 million gross billings less WSE payroll costs of $1.3 million and $11.5 million for the three and nine months ended May 31, 2024, and $8.3 million and $30.7 million, respectively gross billings less WSE payroll costs of $8.2 million and $29.2 million for the three and nine months ended May 31, 2023, respectively.

For the three and nine months ended May 31, 2024, and 2023, the following geographical States represented more than 10% of total revenues:

	For the Three Months Ended		For the Nine Months Ended
Region:	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
California	28.1%	31.0%	26.9%	44.0%
Washington	0.2%	15.5%	10.2%	12.2%
New York	26.7%	15.7%	19.1%	7.9%
New Mexico	-%	16.8%	16.2%	15.0%
Florida	10.6%	2.2%	5.7%	2.0%

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

Prior to Fiscal Year 2023, the Company determined that it was probable that all contractually required payments would not be collected and recorded a full reserve on the amount of the note receivable. Up until November 15, 2023, the Company was in litigation with Vensure regarding payment of the aforementioned note receivable. On November 15, 2023, the Company won an arbitration for a total amount of $2.5 million, which was reported as a gain from legal settlement in the condensed statement of operations during the nine months ended May 31, 2024.

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

As of May 31, 2024, the Company has now executed settlement agreements with both programs (Everest and Sunz), under which the Company has continued to make the required installments under the terms of the agreements up to the filing date. The Company recognized approximately $2.3 million of legal settlement expense related to Sunz during the nine months ended May 31, 2024.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalent as of May 31, 2024, and August 31, 2023.

Concentration of Credit Risk

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of May 31, 2024, the Company’s balances exceeded federally insured limits by the FDIC by approximately $0.2 million. As of August 31, 2023, the Company did not have any cash on deposit in excess of the amounts insured by the FDIC.

The following represents clients who have ten percent of total accounts receivable as of May 31, 2024, and August 31, 2023, respectively.

	As of
	May 31, 2024	August 31, 2023
Client 1	43.9%	64.5%
Client 2	47.0%	23.6%

The following represents clients who have ten percent of gross revenues for the Nine months ended May 31, 2024, and 2023:

	May 31, 2024	May 31, 2023
Client 1	29.7%	12.6%
Client 2	10.6%	12.5%

The following represents clients who have ten percent of gross revenues for the three months ended May 31, 2024, and 2023:

	May 31, 2024	May 31, 2023
Client 1	44.7%	18.6%
Client 2	20.2%	13.9%

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it could be required to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer. There were no transfers out of Level 3 for the three and nine months ended May 31, 2024.

As of May 31, 2024, and August 31, 2023, the carrying value of certain financial instruments (cash, accounts receivable, unbilled accounts receivable, and accounts payable and other accrued liabilities) approximated fair value due to the short-term nature of the instruments.

Level 1 assets consisted of cash as of May 31, 2024, and August 31, 2023.  The Company did not have any Level 2 or 3 assets or liabilities as of May 31,2024, and August 31, 2023.

Advertising Costs

The Company expenses all advertising as incurred. The Company incurred advertising costs totaling $0.6 million and $1.9 million for the three and nine months ended May 31, 2024, and $0.9 million and $2.0 million for the three and nine months ended May 31, 2023, respectively. Advertising expenses include direct salaries and external costs.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. A full valuation allowance was recorded as of February 29, 2024, and August 31, 2023. As of the date of this filing, the Company has not yet filed its U.S Corporate income tax return on Form 1120 by the due date, which will result in penalties and interest. The Company may be subject to Net Operating Losses (“NOLs”) limitation pursuant to IRS Section 382 upon an ownership change. The Company has not yet performed such study, which examines the availability of credits and NOLs.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common shareholders of the Company because their effect would be antidilutive for the periods presented:

For the Three and Nine Months Ended	May 31, 2024	May 31, 2023

Options	242	417
Warrants	1,409,120	52,198
Shares of common stock to be issued to the directors for services provided	565,665	2,460
Preferred Option	-	1,565
Total potentially dilutive shares	1,975,027	56,640

Reclassification

The Company reclassified certain expenses to conform to the current year's presentation, specifically accrued workers’ compensation has been reclassified to accounts payable and other accrued liabilities. The resulting changes from the condensed balance sheets impacted the presentation of such items in the condensed consolidated statements of cash flows for the three and nine months ended May 31, 2024.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Account Standard Board “FASB” issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

Note 3: Accounts Receivable, Unbilled Receivable and Advanced Payments

The Company’s accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. The Company in some instances may require its clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, the Company may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of the Company’s performance under the contract, such amount is recorded as client deposits in the liability section of the condensed consolidated balance sheet. The Company establishes an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance for credit losses was $0.6 million and $0.2 million as of May 31, 2024, and August 31, 2023, respectively.

The Company recognizes unbilled revenue when work site employee payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients’ pay periods cross reporting periods, the Company accrues the portion of the unpaid WSE payroll where the Company assumes, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of May 31, 2024, and August 31, 2023, advance collections included in unbilled revenue were $0.3 million and $1.8 million, respectively.

Payments received by clients in advance of the due date of an invoice are recorded as liability. As of May 31, 2024, and August 31, 2023, the Company recorded a liability for advance payments of $0 million and $0.2 million, respectively, is included in accounts payable and other accrued liabilities on the condensed balance sheets.

Note 4: Fixed Assets, net

Fixed assets consisted of the following, in thousands:

	May 31, 2024	August 31, 2023
Equipment	$2,140	$2,182
Furniture and fixtures	614	614
Leasehold improvements	604	604
	3,358	3,400
Accumulated depreciation and amortization	(2,167)	(1,778)
Fixed assets, net	$1,191	$1,622

Depreciation and amortization expense was $0.1 million and $0.4 million for the three and nine months ended May 31, 2024, respectively. Depreciation and amortization expense was $0.1 million and $0.4 million for the three and nine months ended May 31, 2023, respectively.

Note 5: Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	May 31, 2024	August 31, 2023
Accounts payable (1)	$8,369	$6,527
Contingent lease liability	6,484	3,761
Operating lease liability	407	874
Legal settlement	5,066	1,610
Compensation owed to directors for services	893	756
Workers’ compensation	6	1,219
ERTC owed to clients	1,089	1,089
Due to IHC	600	600
Financed insurance policies	28	335
Business tax	788	150
Other	1,090	990
Total	$24,820	$17,911

(1)	Includes the $3.5 million default penalty related to the Sunz litigation settlement as of May 31, 2024.

Note 6: Payroll tax and related liabilities

Payroll tax related liabilities consisted of the following, in thousands:

	May 31, 2024	August 31, 2023
Payroll taxes liabilities	$24,863	$22,840
Payroll related liabilities	55	237
Accrued penalties and interest	10,616	6,518
Total	$35,534	$29,595

Payroll tax liabilities and payroll related liabilities are associated with the Company’s WSEs as well as its corporate employees. The Company has recorded approximately $10.6 million and $6.5 million in interest and penalties on approximately $24.9 million and $22.8 million on delinquent outstanding payroll taxes to the IRS, States, and local authorities as of May 31, 2024, and August 23, 2023, respectively.

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

Note 7: Stockholders’ Deficit

On October 11, 2023, the Company filed its articles of correction to the Company’s articles of incorporation to effect a one-for-twenty-four reverse stock split (1:24) of the Company’s issued and outstanding shares of common stock. All share and per share related numbers in these condensed consolidated financial statements give effect to the reverse stock split, which was effective on Nasdaq on October 16, 2023.

Preferred Stock Class A

The shares of Class A preferred stock (“Class A” shares) are not entitled to receive any dividends. Class A shares have a liquidation preference upon dissolution or winding up of the Company in an amount equal to the purchase price, subject to standard anti-dilution features. Each share of Class A is convertible into one share of common stock, at any time, at the option of the holder.

For the three and Nine months ended May 31, 2024

Effective on October 14, 2023, the Company filed its articles of amendment to the Company’s articles of incorporation to effect a one for twenty four (1:24) reverse split of the Company’s issued and outstanding shares of Common Stock. The Company effected a reverse split, which became effective on Nasdaq on October 16, 2023. Prior to the shareholders’ vote to approve the reverse stock split, the Company amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the Class A Preferred Stock of the Company. The reverse stock split was subsequently approved by the shareholders and effectively the terms and conditions of the Class A preferred stock were “deemed modified” and treated as an extinguishment in accordance with ASC 470-50 and ASC 360-10-S99-2 for the incremental value received (the carrying value is compared to the fair value received after the modification).

On October 17, 2023, the Chief Executive Officer exercised such option to acquire preferred stock and contemporaneously converted 4,744,234 shares of Class A into an equivalent number of shares of common stock. As a result of this transaction, the Company recorded a preferential dividend of $67.4 million based upon the incremental value of the stock that was held prior to the reverse stock split and the date of the Class A Preferred Stock conversion to common equity. This transaction had no effect on the Company’s consolidated stockholders’ deficit.

There are no shares of Class A issued and outstanding as well as no conditional option to acquire Class A preferred stock as of May 31, 2024.

For the three and Nine months ended May 31, 2023

On September 1, 2022, the Chief Executive Officer converted 8,600,000 shares Class A into 8,600,000 shares of the Company’s common stock. All of the 8,600,000 shares of Class A shares were converted into common shares on September 1, 2022, after the Company's reverse stock split had taken effect. Prior to the shareholder vote to approve the reverse stock split, the Company on August 15, 2022, amended its Articles of Incorporation to state that only the common stock is affected if the reverse stock split is effectuated with no intention to affect the preferred stock of the company. Accordingly, no Class A shares are issued and outstanding as of May 31, 2023.

Common Stock and Warrants

Activity for the nine months ended May 31, 2024

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

The October 2023 warrants are exercisable for a period of five-year years commencing six months from issuance. On October 16, 2023, the Company entered into an amendment to common stock purchase with the holder of the October 2023 Warrants. Pursuant to the amendment, the exercise price of the October 2023 warrants was increased from $26.40 to $30.504, resulting from a NASDAQ notice of failure to satisfy a continued listing rule. The Company reviewed the accounting for the modification and determined that no adjustment was needed for the three and nine months ended March 31, 2024. The net proceeds of this offering were $2.0 million.

On March 19, 2024, the Company priced a “reasonable best effort” offering for the sale of an aggregate of 590,000 shares of common stock at a price of $4.25 per share and pre-funded warrants to purchase up to 586,470 shares of common stock at a price of $4.2499 per pre-funded warrant and 1,176,470 common warrants pursuant to a securities purchase agreement with an institutional investor. The Pre-funded Warrants were immediately exercised, at an exercise price of $0.0001. The Common Warrants are exercisable immediately for a term of five years and have an exercise price of $4.25. The offering closed on March 21, 2024. The net proceeds of the offering were approximately $4.2 million. Concurrently, the Company executed an amendment to common stock warrants previously issued to the investor, pursuant to which the exercise price of an aggregate of 97,850 outstanding warrants the Company issued to the investor in July 2022 and July 2023 was reduced to $4.25 and the term of these warrants was extended to March 21, 2029. In addition, the exercise price of 94,375 outstanding warrants the Company issued to the investor in October 2023 was reduced to $2.41, effective on the date that is six months following the initial date of issuance of the October 2023 Warrants.

The incremental change in the fair value following the warrant modification due to the change in the exercise price and term was considered de minimis for the three and nine months ended May 31, 2024. The incremental change in the fair market values was based upon the Black- Scholes option pricing model with the following inputs. The risk-free interest of 4.2%, expected volatility of 200.7%, dividend yield of 0% and expected term between 4.3 to 6.3 years.

Activity for the nine months ended May 31, 2023

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

In connection with the Purchase Agreement, the Company and the purchaser entered into Amendment No. 1 to Warrants (the “Warrant Amendment”). Pursuant to the Warrant Amendment, the exercise price of (i) 1,051 warrants issued on September 3, 2021, and (ii) 4,124 warrants issued on January 28, 2022, was reduced to $0.24. As a result of the warrant modification due to the change in the exercise price, for the nine months ended May 31, 2023, the Company recorded an expense of $0.1 million.

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

On January 31, 2023, the Company entered into an ATM Issuance Sales Agreement which was a part of the registration statement on Form S-3 and prospectus supplement. The at the market offering was for up to $8.2 million in shares of its common stock, could be sold from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the sales agreement with AGP. For the three and nine months ended May 31, 2023, the Company received net proceeds of $0.5 million and $2.0 million from the sale of 5,583 and 18,305 shares of the Company’s common stock, respectively. On May 22, 2023, the Company terminated the ATM.

During the nine months ended May 31, 2023, the Company issued 5,175 shares of common stock following the exercise of prefunded warrants for net cash consideration of $1,000.

Warrants

The following table summarizes the changes in the Company’s warrants from August 31, 2023, to May 31, 2024:

	Number of shares	Weighted average remaining life (years)	Weighted average exercise price
Warrants outstanding, August 31, 2023	138,309	5.6	$208.8
Issued	1,270,845	4.9	4.1
Forfeited	(34)	—	—
Warrants outstanding, May 31, 2024	1,409,120	4.8	$19.1
Warrants exercisable, May 31, 2024	1,409,120	4.8	$19.1

The following table summarizes the Company’s issued and outstanding warrants outstanding as of May 31, 2024:

	Warrants Outstanding	Weighted Average Life of Outstanding Warrants (In years)	Exercise Price
March 2024 Common Warrants	1,176,470	4.8	$4.25
October 2023 Common Warrants	94,375	4.9	2.41
July 2023 Common Warrants	86,111	4.8	4.25
September 2022 Common Warrants	34,722	5.8	36.0
September 2022 Underwriter Warrants	868	2.8	316.8
July 2022 Common Warrants	14,517	4.8	4.25
September 2021Underwriter Warrants	157	4.9	4,210.8
May 2021Underwriter Warrants	103	1.9	5,820.0
October 2020 Common Warrants	750	1.4	7,920.0
October 2020 Underwriter Warrants	208	1.4	36.0
October 2020 Common Warrants	83	1.4	7,920.0
May 2020 Common Warrants	532	1.0	12,960.0
May 2020 Underwriter Warrants	46	1.0	12,960
March 2020 Common Warrant	178	1.3	24,408.0
Total warrants issued and outstanding	1,409,120	4.8	$19.1
Total warrants issued and exercisable	1,409,120	4.8	$19.1

In October 2023, the Company issued 94,375 common stock purchase warrants concurrently with the October 2023 private placement. The Private Placement Warrants are exercisable for a period of five-year years commencing six months from issuance. On October 16, 2023, the Company entered into an amendment to common stock purchase with the holder of the Private Placement Warrants. Pursuant to the amendment, the exercise price of the private placement warrants was increased from $26.40 to $30.504.

In March 2024, the Company priced a “reasonable best effort” offering for the sale of an aggregate of 590,000 shares of common stock at a price of $4.25 per share and pre-funded warrants to purchase up to 586,470 shares of common stock at a price of $4.2499 per pre-funded warrant and 1,176,470 common warrants pursuant to a securities purchase agreement with an institutional investor. The common warrants are exercisable immediately for a term of five years and have an exercise price of $4.25. Concurrently, the Company executed an amendment to common stock warrants previously issued to the investor, pursuant to which the exercise price of 94,375 outstanding warrants (the October 2023 warrants) the Company issued to the investor in October 2023 was reduced to $2,41, effective on the date that is six months following the initial date of issuance of the October 2023 warrants.

Note 8: Stock Based Compensation

Employee Stock Option Plan

In March 2017, the Company adopted its 2017 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provides incentives to eligible employees, officers, directors, and consultants in the form of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), each of which is exercisable into shares of common stock (collectively, “Options”).

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

Stock grants are issued at fair value, considered to be the market price on the grant date. The fair value of option awards is estimated on the grant date using the Black-Scholes stock option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. The Company elected to account for forfeitures under the Plan as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture. As of May 31, 2024, there are 31,050 shares available under the Plan.

The Company did not issue any stock options during the three and nine months ended May 31, 2024.

The Company recognized approximately $0.1 million and $0.5 million. of stock-based compensation expense that is recorded in general and administrative expenses in the condensed statement of operations, for the three and nine months ended May 31, 2024, respectively. The Company recognized approximately $0.2 million and $0.7 million. of stock-based compensation expense that is recorded in general and administrative expenses in the condensed statement of operations, for the three and nine months ended May 31, 2023, respectively.

The following table summarizes the Company’s option activity from August 31, 2023, through May 31, 2024:

	Options Outstanding and Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(In years)
Options Outstanding as of August 31, 2023	417	7.0	$19,529
Granted	-	-	-
Exercised	-	-	-
Forfeited - Cancelled	(217)	-	-
Options Outstanding as of May 31, 2024	200	5.9	$11,210
Options Exercisable as of May 31, 2024	178	6.3	$11,560

As of May 31, 2024, the total unrecognized deferred share-based compensation of $0.1 million expected to be recognized over the remaining weighted average vesting periods of 0.3 years. There was no intrinsic value for outstanding stock options as of May 31, 2024.

The following table summarizes information about stock options outstanding and vested as of May 31, 2024:

	Options Outstanding				Options Vested
Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Number of Options	Weighted Remaining Contractual Life	Weighted Average Exercise Price $
			(In years)			(In years)
$2,520-$5,000	7	6	7.3	3,078	6	7.3	3,078
$5,001- $10,000	38	22	4.8	5,120	22	6.7	7,057
$10,001-$12,960	155	150	6.1	13,098	150	6.1	12,529
	200	178	5.9	11,210	178	6.3	11,560

Note 9: Related Parties

Management and Directors Compensation

Scott Absher – Chairman and Chief Executive Officer

The Company paid an aggregate amount of $0.2 million and $0.3 million of gross compensation for the three and nine months ended May 31, 2024, and 2023, respectively. Such compensation is reported under salaries, taxes, and benefits in the condensed consolidated statements of operations. Scott Absher does not have any compensation for his position of Chairman of the Board.

The Company has accrued unpaid compensation for an aggregate amount of $0.6 million and $0.4 million as of May 31, 2024, and August 31, 2023, respectively. The unpaid compensation is presented under payroll related liabilities as of May 31, 2024, and August 31, 2023

During the fiscal year 2023, the Company granted its Chief Executive Officer a conditional right to receive 4,744,234 Class A shares. Such a grant was also approved by the shareholders. The Chief Executive Officer exercised the option agreement on October 17, 2023, and converted 4,744,234 Class A shares to an equivalent number of shares of common stock. Upon the conversion of the Class A shares to common stock, the Company recorded a preferential dividend on the preferred Class A of $67.4 million. This was based on the incremental value of the stock that was held prior to the reverse split and the date of preferred stock conversion to common stock pursuant to the guidance in ASC 260-10-S99-2.

Patrice Launay - Chief Financial Officer

On March 7, 2024, the Company signed an offer of employment letter with Patrice Launay, as the Company’s Chief Financial Officer, beginning on March 7, 2024. During the three and nine months ended May 31, 2024, the Company paid an aggregate amount of $ 0.08 million of gross compensation.

Other Directors

Pursuant to executed agreements, each director is entitled to a monthly cash retainer and $75,000 worth of the Company’s common stock each year. During the three and nine months ended May 31, 2024, the Company incurred $0.07 million and $0.16 million of monthly cash fees, respectively. Accrued monthly cash retainers were $0.3 million and $0.2 million as of May 31, 2024, and August 31, 2023, respectively, and is reported in accounts payable and other accrued liabilities.

The Company accrued directors’ fees related to shares of common stock to be issued for services provided to three of the Company’s directors. The Company incurred $0.06 million and $0.13 million of expenses related to the fair value of the shares to be issued to the directors in the three and nine months ended May 31, 2024. The balance owed was $0.9 million and $0.8 million as of May 31, 2024, and August 31, 2023, respectively and is reported in accounts payable and other accrued liabilities.

No shares of common stock have been issued as of May 31, 2024, and August 31, 2023, respectively. As of May 31, 2024, and August 31, 2023, there are approximately 565,665 and 1,208 shares of common stock to be issued to directors, respectively. The former Chair of the Audit Committee resigned in July 2023, and was replaced in January 2024.

Related Persons to Scott Absher

David May, a member of our business development team, is the son-in-law of Mr. Absher. David May’s gross compensation was $0.06 million and $0.13 million for the three and nine months ended May 31, 2024, respectively. David May’s salary was $0.03 million and $0.10 million for the three and nine months ended May 31, 2023, respectively.

Phil Eastvold, the Executive Producer of ShiftPixy Productions, Inc., is the son-in-law of Mr. Absher. Mr. Eastvold salary was $0.07 million and $0.17 million for the three and nine months ended May 31, 2024, respectively. Mr. Eastvold salary was $0.06 and $0.17 million for the three and nine months ended May 31, 2023, respectively.

Jason Absher, a member of the Company’s business development team, is the nephew of Scott Absher and the son of Mark Absher, a former related party. Mr. Absher’s salary was $0.03 million and $0.09 million for the three and nine months ended May 31, 2024, respectively. Mr. Absher’s salary was $0.03 million and $0.09 million, for the three and nine months ended May 31, 2023, respectively.

Connie Absher, (the spouse of Scott Absher), Elizabeth Eastvold, (the daughter of Scott and Connie Absher and spouse of Mr. Eastvold), and Hannah Woods, (the daughter of Scott and Connie Absher), are also employed by the Company. These individuals, as a group, salaries. As a group, these three individuals earned an aggregate gross amount of $0.06 million and $0.14 million in compensation, for the three and nine months ended May 31, 2024, respectively. These individuals, as a group, earned an aggregate gross amount of $0.05 million and $0.14 million in compensation for the three and nine months ended May 31, 2023, respectively.

Quelliv, Inc (Scott Absher is the co-founder, acting Chief Financial Officer)

Scott Absher, the Company’s Chief Executive Officer, is a founding shareholder and Chief Financial Officer of Quelliv, Inc. (“Quelliv”). Quelliv seeks to provide a non-invasive, alternative approach to wellness using laser biomodulation / Low-level laser therapy, activating the body’s restorative and regenerative processes.

The Company functions as a payroll administrative service only (“ASO”) service provider providing payroll and related employment tax processing, human resources, employment compliance, employment related insurance. The Company earns a three percent (3%) administrative fee for processing the payroll on behalf of Quelliv.

The Company billed an aggregate amount of approximately $5,900 and $18,300 of administrative fee for the three and nine months ended May 31, 2024, respectively. Such a transaction is considered an arm’s length transaction as the administrative rate is consistent with administrative rates billed by the Company.

The Company has a gross receivable balance of approximately $0.6 million and $0.2 million towards Quelliv, Inc. representing payroll processed by the Company but not yet funded by Quelliv. The balance has been fully reserved as of May 31, 2024. The Company recognized $0.14 million and $0.38 million of credit loss expense in the three and nine months ended May 31, 2024.

Note 10: Commitments

Operating Leases

Effective August 13, 2020, the Company entered into a non-cancelable seven-year lease for office space located in Miami, Florida, to house its principal executive offices commencing October 2020, and continuing through September 2027. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease was approximately $57,000. The Company has not made payments under the lease agreement since June 2022, see Note 11 Contingencies related to the legal case with the litigation with the landlord, Courvoisier Centre. The Company has accrued a contingent liability of $3.8 million as of May 31, 2024, and August 31, 2023, respectively that is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. In addition, the Company recorded an impairment expense of $3.7 million for the right of use asset during the fiscal year 2022.

On August 31, 2022, the Company decided to formally abandon the leases for its offices in the Courvoisier Center, including a sublease on the second floor with Verifone. The determination was based on its inability to utilize the premises as they were under extensive construction renovation by the landlord, resulting in a significant negative impact on the Company’s ability to conduct business and the health and well-being of the Company’s employees and guests. The Company formally notified the landlord of its intention to vacate the premises but has not been legally released from the Company's primary obligations under the leases. The Company received a formal complaint from the landlord, and the matter is in litigation. The Company intends to vigorously defend the lawsuit and counterclaim for relocation costs, see Note 11, Contingencies. As a result of the abandonment, the Company evaluated the right of-use asset for impairment, and recorded an impairment charge of $3.8 million, within the impairment loss line item during the fiscal year 2022. The right-of-use asset has a carrying value of $0 as of May 31, 2024, and August 31, 2023. Furthermore, pursuant to ASC 842, the Company presented the remaining lease liability under the contractual terms for an aggregate amount of $3.8 million in accounts payable and other accrued liabilities as of May 31, 2024, and August 31, 2023.

On October 1, 2020, the Company entered into a non-cancelable sixty-four-month lease for industrial space located in Miami, Florida, to house ghost kitchens, production facilities, and certain marketing and technical functions, including those associated with ShiftPixy Labs, Inc. a wholly owned subsidiary of the Company. The lease contained escalation clauses relating to increases in real property taxes as well as certain maintenance costs. The monthly rent expense under this lease is approximately $33,000. The Company relocated its corporate office to this industrial space due to the litigation noted above.

On June 21, 2021, the Company entered into a non-cancelable seventy-seven-month lease for premises for office space located in Sunrise, Florida, that the Company anticipates using primarily to house its operations personnel and other elements of its workforce. The Company took possession of the lease on August 1, 2022. The base rent is paid monthly and escalates annually pursuant to a schedule set forth in the lease. The monthly rent expense under this lease is approximately $27,000. During the fourth fiscal quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company recorded an impairment expense of $1.5 million for the remaining value of the right of use asset during the fiscal year 2023. The Company has accrued a contingent liability of $1.6 million as of May 31, 2024, and August 31, 2023, which is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The right-of-use asset has a carrying value of $0 as of May 31, 2024, and August 31, 2023.

On May 2, 2022, the Company entered into a non-cancelable sixty-month operating lease, as constituted in an amendment to a prior lease, commencing on July 1, 2022, for office space in Irvine, California, which the Company anticipates using primarily for its IT, operations personnel, and other elements of its workforce. The base rent is paid monthly and escalates annually according to a schedule outlined in the lease. The monthly rent expense under this lease is approximately $24,000. During the fourth quarter of 2023, the Company stopped paying the lease and abandoned this property. The Company is obligated to pay its lease obligation. The Company recorded an impairment expense during the 2023 fiscal year of $1.0 million based upon the remaining value of the right-of use asset. The Company has accrued a contingent liability of $1.1 million as of May 31, 2024, and August 31, 2023, which is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The right-of-use asset has a carrying value of $0 as of May 31, 2024, and August 31, 2023.

The components of lease expense are as follows, in thousands:

	Three Months Ended May 31, 2024	Nine Months Ended May 31, 2024
Operating lease expense	$46	$317

Future minimum lease under non-cancelable operating leases as of May 31, 2024, are as follows, in thousands:

Minimum lease commitments
2024	$433
2025	257
Thereafter	-
Total minimum payments	690
Less: present value discount	(31)
Lease liability	$659

Weighted-average remaining lease term - operating leases (years)	1.5
Weighted-average discount rate	5.54%

Legal Settlement

The Company has executed various settlement agreements, which would result in an aggregate payment of approximately $2.2 million in the next twelve months. The Company has made all of the required payments up to the report’s release date.

Note 11: Contingencies

Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company, but which will be resolved only when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Legal

The Company is currently a party to legal actions other than those described below arising from the normal course of business, none of which are expected to have a material adverse effect on our business, consolidated results of operations, or our consolidated financial condition.

Courvoisier Centre Litigation

On August 24, 2022, the landlord of our former headquarters offices, Courvoisier Centre, LLC, filed a complaint against the Company in the Eleventh Judicial Circuit Court (Miami-Dade County, Florida) alleging breach of the lease. The Company vacated the offices and ceased payments under the lease in July of 2022, after repeatedly complaining to the landlord regarding the impact of its extensive renovations of the campus and building in which the Company's offices were situated, citing substantial impairments to the Company's ability to conduct business as well as concerns regarding the health and well-being of the Company’s employees and guests, and the landlord’s inability and refusal to provide any adequate relief. On or about October 10, 2022, the Company filed its answer to the complaint and the Company's counterclaim. The Company intends to vigorously defend the lawsuit and seek recovery for its costs of relocation. On June 14, 2024, both parties agreed to a settlement for an aggregated amount of $75,000, payable in three installments of $25,000 starting on July 15, 2024. The settlement agreement has yet to be formally executed by all parties to be legally binding. The Company has accrued approximately $3.8 million, representing the remaining lease liability under the contractual terms of the lease, as of May 31, 2024, and August 31, 2023. Upon execution of this settlement, the Company will recognize a potential gain on settlement of $3.1 million anticipated during our fourth fiscal quarter of 2024.

Foundry ASVRF Sawgrass, LLC v. ShiftPixy, Inc.

On or around October 16, 2023, the company received a variety of legal proceedings documents as filed in the County Court of the 17th Judicial Circuit in and for Broward County, Florida, as case No. COWE-23-003124, arising out of the Company’s abandonment of a lease of premises at Suite 650, 13450 W. Sunrise Blvd., Sunrise, Florida 33323. Most of the Company’s $0.3 million security deposit has been applied to the cost of unpaid improvements and rent past due for the months of June, July, August and September of 2023 (as well as unreplenished security deposit amounts for prior months).  Rent and operating costs per month were approximately $0.1 million. The lease term continues until December 31, 2028. The Landlord has sued for eviction, replenishment of the security deposit and damages for future payments under the lease. Although the plaintiff will claim damages equal to the full value of the lease, the Company has defenses in the nature of the plaintiff’s duty to mitigate damages by securing one or more replacement tenants. The parties are anticipated to engage in mediation wherein the parties are expected to settle plaintiff’s claims. The Company has recorded the value of its lease obligation. Given the early stage of the matter, it is too early to assess the anticipated amount to which the plaintiff will be entitled; however, the plaintiff will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the plaintiff to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.  The Parties are in active negations to settle this claim. The Company has accrued approximately $1.6 million, representing the remaining lease liability under the contractual terms of the lease, as of May 31, 2024, and August 31, 2023.

Olen Commercial Realty Corp. v. ShiftPixy, Inc.

In late August of 2023, the Company abandoned its leased premises at 1 Venture, Suite 150, Irvine, CA 92618. The monthly rent is approximately $24,500. The lease term continues until June 30, 2027.  The landlord has demanded approximately $1.2 million for the balance of payments due under the lease, including miscellaneous expenses as offset by security deposit funds.  While the landlord has not filed suit, it is anticipated that the landlord may file suit within the next few months.  In the event the landlord does file suit, the Company will assert rights of offset as a consequence of the landlord’s failure to mitigate its damages.  Given the early stage of the matter, it is too early to assess the anticipated amount to which the landlord will be entitled; however, the landlord will likely be entitled to damages approximately equal to the amount of the monthly lease payment due times the number of months it would reasonably take the landlord to secure one or more replacement tenants, plus costs associated with the preparation of the premises for such new tenant(s), plus costs associated with the brokerage fee associated with securing the new tenant.  It is anticipated that the parties will negotiate and endeavor to settle the claims. The Company has accrued approximately $1.1 million, representing the remaining lease liability under the contractual terms of the lease, as of May 31, 2024, and August 31, 2023, respectively, which is presented in accounts payable and other accrued liabilities in the condensed consolidated balance sheet.

Certified Tire Litigation & Service Center, Inc.

On June 29, 2020, the Company was served with a complaint filed by its former client, Certified Tire, in the Superior Court of the State of California, Orange County, naming the Company, two of its officers, and one of its former subsidiaries as defendants. The Complaint asserts multiple causes of action, all of which stem from the former client’s claim that the Company is obligated to reimburse it for sums it paid in settlement of a separate lawsuit brought by one of its employees pursuant to Private Attorney General Act or PAGA. This underlying lawsuit alleged the Company's former client was responsible for multiple violations of the California Labor Code. The Company and the officers named as defendants deny the former client’s allegations, and the Company is defending the lawsuit vigorously based primarily on the Company's belief that the alleged violations that gave rise to the underlying lawsuit were the responsibility of Certified Tire and not the Company. Substantial discovery has taken place and trial is set in November 2024. The Company’s dispositive motion for summary judgment was denied by the court because of its determination that factual disputes exist.

Employee Retention Tax Credit (“ERTCs”) Claims

The Company has filed various ERTCs claims with the IRS on behalf of its clients, for an aggregate amount of $7.7 million, that have otherwise failed to obtain the related benefits afforded to them pursuant to the filing of Form 7200—the time for the filing of which has expired. To date, the Company has received ERTCs amounting to $2.0 million. In addition, the Company anticipates filing additional ERTCs claims as clients continue to request that the Company complete the submission thereof to the IRS. Because of the Company’s currently existing payroll tax liability, the Company presently receives ERTCs from the IRS in the form of a credit to the Company’s outstanding payroll tax liability. The Company is not presently able to remit the ERTCs to its clients and plans to offer its clients restricted shares of the Company’s common stock in payment of the ERTCs applicable to such clients. If a client rejects the payment of its respective ERTCs in the form of the restricted shares of the Company’s common stock as proposed by the Company, such client may seek to enforce its rights to recover its ERTCs by filing lawsuits against the Company.

Apizza, LLC v. Rethink Human Capital Management, Inc. D/B/A “Shiftpixy,” et al., Orange County Superior Court.

On March 8, 2024, a complaint was filed in the Superior Court of the State of California, Orange County No. 30-2024-01385218-CU-BT-CJC by its former client Apizza, LLC, against the Company, certain of its subsidiaries and affiliates and current and former officers. In Plaintiff’s complaint, Plaintiff alleges damages “in excess of $2,287,269.15” arising from the Company’s alleged failure to assist Plaintiff in obtaining Employee Retention Tax Credits (“ERTC”).  All defendants have been served the complaint except Scott W. Absher. The Company’s carrier was put on notice and responsive pleading denying the allegations, including demurrers for Scott Absher have been filed. At this point, it is too early to assess whether an unfavorable outcome for the Company is probable or remote.

Capistrano Catering, Inc. v. ShiftPixy, Inc. – ERTC claim.

On June 13, 2022, a Complaint was filed in the Superior Court of the State of California, Orange County, Case No. 30-2022-01264583, by its former client, Capistrano Catering, Inc., asserting claims for specific performance, breach of contract, and breach of the covenant of good faith.  Plaintiff’s complaint alleges that we violated our client services agreement by not applying for an employee retention tax credit (“ERTC”) on behalf of Capistrano Catering pursuant to Section 3134 of the Internal Revenue Code and seeks damages of “at least $0.5 million plus prejudgment interest thereon at the legal rate.”  The Company initially maintained that it has no legal basis to apply for the ERTC on behalf of Plaintiff, and that the claim is therefore without merit.  However, the Company has changed its position, based on its understanding of applicable law and is now actively offering to file for the credit on the client’s behalf. The parties have entered into a stipulation providing for the submission to the IRS by the Company of ERTC claims on behalf of Capistrano Catering and remittance to Capistrano Catering of any credit amounts received from the IRS in response thereto by the Company.  The IRS has announced a suspension of accepting further ERTC claims until 2024, so the Company is unable to affect the subject submission until permitted by the IRS.  The Company intends to remit to Capistrano Catering the full amount of any credits received from the IRS, although the Company may request a reasonable fee for its processing services.  The Company has offered to issue to plaintiff shares of the Company’s stock in payment of the ERTC in the event that the Company receives the credit from the IRS and is unable at such time to forward the payment to plaintiff, provided, however, Capistrano Catering has not indicated whether it will accept the offer of shares, and it may insist on receiving cash in such event. The Court has set a status conference for August 8, 2024, to assess the status of the Company’s filing of ERTC claims on behalf of Capistrano Catering.

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

The Chapter 7 Trustee claims to be entitled to the $117 million dollars from the investors, shareholders, officers, and directors and Shiftpixy, Inc, for a bankruptcy estate with claims totaling $1.8 million ($282,000 of which are claims by the Company).  The Company recorded $0.6 million in accounts payable and other accrued liabilities as of May 31, 2024, and August 31, 2023. The parties are in active negotiations and have had judicial conference with another follow up meeting scheduled on July 25, 2024. The parties are still in the mediation process. Given the early stage of the litigation, it is too early to assess whether an unfavorable outcome for the Company is either probable or remote.

In Re John Stephen Holmes Bankruptcy Litigation

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation by the Company of Mr. Holmes' 491,250 preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. After the Company filed a motion to dismiss the trustee's complaint, the trustee endeavored to exercise an option for 520,833 preferred shares that had been issued in the early stages of the Company but was later superseded by a modified option that did not provide for convertibility of the preferred shares to common stock and which modified option was in effect at the time that Mr. Holmes filed for bankruptcy. During the nine months ended May 31, 2024, the Company settled this litigation by issuing 181,518 shares of common stock with a fair value of $550,000 pursuant to an executed settlement agreement.

Other Matters

Amanda Murphy v. Shiftpixy, Inc., Scott Absher and Connie Absher

On April 6, 2024, Amanda Murphy (“Murphy”), the Company’s former Chief Operating Officer and a former Director, filed a complaint of employment discrimination before the State of California Civil Rights Department (“CRD”) under the provisions of the California Fair Employment and Housing Act (“FEHA”), alleging several violations and discriminations. Given the early stage of the proceedings, it is too early to assess whether an unfavorable outcome is either probable or remote. The Company recorded $0.45 million in payroll related liabilities as of May 31, 2024. The Company has put its insurance carrier on notice for this matter.

Washington Dept of Rev v. ShiftPixy Staffing, Inc.

On or about April 25, 2023, the State of Washington Dept. of Rev. issued a tax warrant against a subsidiary of the Company claiming that (a) its prior communications were unanswered, and (b) asserting that the Company owes $0.9 million in Business & Occupation (“B&O”) Taxes and interest for periods from June 2018 to December 2021.  The state essentially claims that such a subsidiary owes B&O Taxes as a consequence of its having conducted staffing services in Washington. The Company has responded, indicating that the subject services provided were actually in the nature of professional employer organization or PEO services (as defined under applicable law) and not staffing services (as defined under applicable law) and that the subsidiary’s tax obligation, if any, pursuant to the state’s own Excise Tax Advisory ETA 3192.2014 would be a small fraction of the amount claimed by the state. The Company further argued that the assessment is improperly made because that entity did not even exist until January of 2021, and it did not start billing a client in the State of Washington until calendar year 2022. The state reviewed documentation submitted by the Company in support of its position and issued a modified tax adjustment, asserting that the sum of $0.3 million is due for the period June 2018 to December 2020. Additionally, the State of Washington assessed another subsidiary of ShiftPixy for approximately $0.6 million with respect to excise tax, which is calculated based on a grossed-up revenue whereas revenue is presented net in the financial statements. The Company filed a request for an administrative hearing on both matters. The Company is exploring its options as to how to appeal this assessment and have discussed the above matter with several State tax attorneys. The Company was informed that the amount due must be paid prior to any appeal.  The Company has recorded approximately $0.8 million and $0.2 million in accounts payable and other accrued liabilities in the condensed consolidated balance sheets as of May 31, 2024, and August 31, 2023, respectively.

NASDAQ

On February 26, 2024, the Company received a letter (the “February 2024 NASDAQ  Letter”) from the Staff of the Listing Qualifications Department of Nasdaq, which notifies the Company that it does not comply with Nasdaq’s Listing Rule 5550(b)(2), which requires that the Company maintains a market value of listed securities of $35 million, and that the Company does not otherwise satisfy the requirements of Listing Rule 5550(b)(1) of a stockholders’ equity of at least $2.5 million or Listing Rule 5550(b)(3) of net income from continuing operations of $500,000 in the most recent completed fiscal year or in two of three most recent completed fiscal years. The Nasdaq Letter does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company has 180 calendar days from the date of the Nasdaq Letter to regain compliance. The Company intends to issue additional shares of common stock through private placement and or registered offering. On May 13, 2024, the Company provided a detailed response letter to NASDAQ, pursuant to which the Company requested an extension through August 15, 2024, to seek shareholders’ approval of the offering. The Company has not received any responses from NASDAQ to date.

On March 28, 2024, the Company received a letter (the “March 2024 NASDAQ Letter”)  from the Staff of the Listing Qualifications Department of Nasdaq, which notifies the Company that it failed to comply with NASDAQ shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the minimum price. The deficiency letter relates to the July 2023 financing. Under Nasdaq Rules, the Company has 45 calendar days to submit a plan to regain compliance and if accepted, Nasdaq can grant an extension of up to 180 calendar days to evidence compliance. On May 13, 2024, the Company provided a response to Nasdaq regarding this deficiency.

Internal Revenue Service (“IRS”) Notices

The Company responded to a notice from the Internal Revenue Service (“IRS”) claiming underpayment of (i) Federal income taxes withholding, (ii) employee OASDI or Medicare withholding, (iii) Employer OASDI or Medicare taxes for the tax periods ending March 31, 2020, June 30, 2020, December 31, 2020, September 30, 2021, and December 31, 2021, totaling $2,728,832, exclusive of then-accrued but unassessed interest and for employer’s Annual Federal Unemployment Tax (“FUTA”) for an aggregate amount of $108,631 for the tax periods ending December 31, 2020 and December 31, 2021.

The Company maintained, as stated in its response to the IRS, that the taxes in question are subject to various deferrals and credits arising under the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), including the following: (i) Section 2302, which permits eligible employers to defer payment of OASDI employer taxes; and (ii) Section 2301, which allows eligible employers to apply the Employee Retention Tax Credit, or “ERTC,” to taxes owed. Accordingly, the Company believes that the IRS notice is incorrect, and that the Company has in fact overpaid its federal tax liability for the above tax periods after application of the relevant CARES Act deferrals and credits. At the Company’s request, the IRS has scheduled a Collection Due Process, and the assessment was appealed on November 26, 2023.

On February 28, 2024, the Company received a Notice of Letter of Determination from the IRS on its administrative claims wherein the IRS denied, entirely, the Company’s appeal for relief. The case has been appealed to US Tax Court as of March 25, 2024.

ShiftPixy Corporate Services, Inc., a wholly owned subsidiary of the Company, filed its Forms 941 for (in addition to other tax periods for which we have been unable to obtain detailed account transcripts from the IRS) the tax periods ending (a) March 31, June 30, September 30, and December 31, 2022, and (b) March 31, June 30, September 30, 2023, and December 31, 2023. However, ShiftPixy Corporate Services, Inc. did not timely remit all tax reported on those tax forms. Accordingly, the IRS assessed additions to tax and interest for the failure to make required deposits and the failure to timely pay required tax (potentially in addition to other fees and expenses of collection). As of October 2, 2023, the date most proximate to the beginning of the reporting cycle for which the Company has detailed information from the IRS, the IRS reported in a Letter 725-B that ShiftPixy Corporate Service employment tax liabilities for the tax periods ending March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023 were, exclusive of then-accrued but unassessed interest, $3,490,513.

As of March 25, 2024, the IRS reported in a Notice that ShiftPixy Corporate Service employment tax liabilities for the tax period ending September 30, 2023, were, exclusive of then-accrued but unassessed interest, $391,736.

As of June 10, 2024, the IRS reported in a Notice that ShiftPixy Corporate Service employment tax liabilities for the tax period ending December 31, 2023, were, exclusive of then-accrued but unassessed interest, $136,038.

On November 26, 2023, ShiftPixy Corporate Services, Inc. timely filed a Form 12153, Request for a Collection Due Process or Equivalent Hearing, with respect to ShiftPixy Corporate Services’ Liabilities That Are Subject to Enforced Collection. That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy Corporate Services’ Liabilities That Are Subject to Enforced Collection.

On December 12, 2023, the IRS issued to ShiftPixy Corporate Services, Inc. a Letter 3172 (DO), Notice of Federal Tax Lien Filing and Your Right to a Hearing Under IRC 6320, with respect to ShiftPixy Corporate Services’ liabilities that are subject to enforced collection.

On January 11, 2024, ShiftPixy Corporate Services, Inc. timely filed a Form 12153 with respect to ShiftPixy Corporate Services’ liabilities that are subject to enforced collection. That Form 12153 requested, among other things, an abatement of additions to tax and related interest for the failure to make required deposits and the failure to timely pay required tax that are included within ShiftPixy Corporate Services’ Liabilities That Are Subject to Enforced Collection.

The Forms 12153 were assigned to Appeals for a collection due process hearing.  On June 4, 2024, ShiftPixy Corporate Services, Inc. and Appeals had a collection due process hearing that resulted in the Appeals officer refusing to grant the abatements of the additions to tax or the collection alternatives.  Appeals has not yet issued an adverse notice of determination memorializing the Appeals officer’s determinations.

By letter dated January 11, 2024, the IRS advised the Company and its Affiliates that its federal income tax return for the tax period ending August 31, 2022, was selected for examination.

Note 12: Subsequent Events

The Company has evaluated events that have occurred after the date of these condensed consolidated financial statements though the date that the condensed consolidated financial statements were issued, and has determined that, there are no such reportable subsequent events that exist through the date the condensed consolidated financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes, and other financial information included in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (“Fiscal 2023”), filed with the SEC on December 14, 2023,

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS AND INFORMATION

This Quarterly Report, the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Quarterly Report and those reports, statements, information and announcements address activities, events or developments that we expect or anticipate will or may occur in the future. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

■	Our future financial performance, including our revenue, cost of revenue and operating expenses;
■	Our ability to achieve and grow profitability;
■	The sufficiency or our cash, cash equivalents and investments to meet our liquidity needs;
■	Our predictions about industry and market trends;
■	Our ability to manage effectively our growth and future expenses;
■	Our estimated total addressable market;
■	Our ability to maintain, protect and enhance our intellectual property;
■	Our ability to comply with modified or new laws and regulations applying to our business;
■	The attraction and retention of qualified employees and key personnel;
■	Our ability to complete the staffing rollup;
■	Our ability to be successful in defending litigation brought against us;
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

Overview

Business Overview

ShiftPixy is dedicated to providing a comprehensive Human Capital Management (“HCM”) and Engagement platform that addresses the complete spectrum of employment needs. Our services encompass recruitment, staffing, payroll and related employment tax processing, human resources, employment compliance, employment-related insurance, and administrative solutions for our business clients and shift work opportunities for worksite employees. Our goal is to be the best online fully integrated workforce solution and employer services support platform for lower-wage workers and employment opportunities. We believe our approach and robust technology will benefit from the observed demographic workplace shift away from traditional employee/employer relationships towards the increasingly flexible work environment that is characteristic of the gig economy. We cater to various business clients, primarily focusing on sectors characterized by high employee turnover and dynamic staffing requirements. Connecting both workers and those that manage them through an elegant AI-powered, cloud based, mobile architecture that navigates and moves all stakeholders through the daily duties of hourly labor.

Initially, our legacy business focused on clients in the restaurant and hospitality market segments traditionally characterized by high employee turnover and low pay rates. However, recognizing the evolving market demands and opportunities, we have strategically expanded our services into other industries that utilize higher paid employee on a temporary or part-time basis, including light industrial and healthcare staffing industries. We believe that these industries will be better served by our Human Resources Information Systems (“HRIS”) technology platform and related mobile smartphone application that provides payroll and human resources tracking for our clients.

In 2023, as a result of market conditions, we shifted our growth initiatives and put into motion an agile business development plan for rapid organic growth focused on building scalable long-term revenue creation to become a leader in U.S. contingent labor through increasingly diverse service offerings. These initiatives focus on (i) utilizing a go-to-market strategy focused on building a national account portfolio, (ii) launching our fast-fill and instant interview technologies in Fiscal 2023 to create human capital growth opportunities for HCM clients through a fully immersive customer experience and (iii) artificial intelligence (AI) matching of temporary job opportunities between workers and employers under a fully compliant staffing solution through our HRIS Platform.

This pivot aligns with our goal to broaden our market reach and address the substantial needs of warehouses, manufacturing units, logistics, and similar sectors experiencing rapid growth and increasing reliance on flexible staffing solutions. This shift also brings our business into better margin engagements with large national clients.

Our revenue comes through the administrative or processing fees we receive as a percentage of a client's gross payroll. These fees vary depending on the level and complexity of services provided, ranging from essential payroll processing to an extensive suite of human resource information system technology and staffing solutions. Our commitment is to provide adaptable, scalable, and cost-effective human capital solutions that align with the unique needs and goals of our clients.

We also intend to engage in a series of acquisitions and roll ups of staffing companies to create a national footprint that could leverage our innovative technology as a consolidation point and value creator. We believe this technology-driven acquisition strategy can provide strategic acquisition targets with proprietary systems and a strong staffing service delivery platform to deliver high revenue growth, margin improvement and lower selling, general and administrative costs to our clients. By delivering real time human capital business intelligence to staffing buyers and creating real-time connection between flex workers and unfilled jobs, we believe this strategy has the potential to solve our clients’ contingent workforce challenges and improve our operating results.

Recent Developments

Human Bees Acquisition

On March 22, 2024, the Company entered into an asset purchase agreement (the “Human Bees Purchase Agreement”), pursuant to which the Company is to acquire substantially all of the assets of Human Bees, Inc. (the “Target Company”), Geetesh Goyal and Ranil Piyaratna (together with the Target Company, the “Sellers”) including, but not limited to, all of the intellectual property and property rights, client contracts, leasehold interests, trade names, business and other licenses, operational data, marketing information, customer information, contractual rights and all other tangible and intangible assets, which are beneficially owned, in whole or in part by the Sellers. The Sellers operate a regional leader in providing staffing and recruiting solutions for IT professionals, manufacturing personnel and administrative/professional support in northern California.

The aggregate consideration to be paid to the Sellers will be $16.5 million, which will consist of (i) a cash payment of $5.5. million on the closing date, (ii) a cash payment of $5.5 million payable to the Sellers on or before the nine (9) month anniversary of the closing date (the “First Human Bees Post-Closing Payment”), and (iii) a cash payment of $5.5 million payable to the Sellers on or before the eighteen (18) month anniversary of the closing date (the “Second Human Bees Post-Closing Payment”). The Second Human Bees Post-Closing Payment is contingent upon and subject to the Target Company’s migration to the Company of the Target Company’s clients, including securing any new clients, representing not less than 90% of the Target Company’s pre-closing gross revenue; provided, that if the migrated accounts and new accounts represent more than 100% of the Target Company’s pre-closing gross revenue, then the Human Bees Second Post-Closing Payment shall be proportionately increased.

The Company may elect, in its sole discretion, to pay all or any portion of the First Human Bees Post-Closing Payment or the Second Human Bees Post-Closing Payment in shares of the Company’s common stock (the “Human Bees Purchase Price Shares”). Each of the Human Bees Purchase Price Shares, if so paid, shall have a deemed price per share that is equal to the average closing price per share of our common stock for the ten (10) trading days ending two (2) trading days prior to the date of the proposed payment. Additionally, for as long as the Sellers hold any Human Bees Purchase Price Shares, the Company may redeem any Human Bees Purchase Price Shares that were issued to the Sellers at a price per share equal to the higher of (i) the Deemed Value (as defined below) and (ii) the average closing price per share of our common stock for the ten (10) trading days ending two (2) trading days prior to the date of the proposed redemption. Each of the Human Bees Purchase Price Shares, if so paid, shall have a deemed price per share (the “Deemed Value”) that is equal to the average closing price per share of our common stock for the twenty (20) trading days ending two (2) trading days prior to the date of the proposed payment.

The closing date is set on or before the seventh (7th) day after all the closing conditions are either satisfied or waived. The closing is subject to customary closing conditions, including the Company securing financing on terms and conditions that are commercially reasonable and appropriate to enable the Company to secure working capital and funds to pay the consideration.

In connection with the Human Bees Purchase Agreement, on June 17, 2024, the Company entered into a term sheet with INB National Association for a $5 million term loan (the “Loan”) for sixty (60) months carrying a fixed interest rate at SOFR plus 2.75% fully collateralized by all of the assets of the Company. The principal and interest are payable monthly over the term of the Loan. The Loan is subject to standard due diligence procedures.

There is no assurance that the Company will be able to enter the Loan, procure the necessary financing to complete the transactions contemplated by the APA, or that the Company will be able to complete the contemplated acquisition.

Nexeo Acquisition

On March 29, 2024, the Company entered into an asset purchase agreement (the “Nexeo Purchase Agreement”) pursuant to which the Company is to acquire substantially all of the assets of TAC Nexeo Holdings, LLC (“Nexeo”) and certain of its subsidiaries, including but not limited to all of the intellectual property and property rights, client contracts, leasehold interests, trade names, business and other licenses, operational data, marketing information, customer information, contractual rights and all other tangible and intangible assets, which are beneficially owned, in whole or in part by Nexeo. Nexeo is a regional leader in providing staffing and recruiting solutions across the western United States.

The aggregate consideration to be paid to Nexeo will be $25 million, which will consist of (i) a cash payment of $12.5 million on the closing date, (ii) a cash payment of $6.25 million payable to Nexeo on or before the six (6) month anniversary of the closing date (the “Nexeo First Post-Closing Payment”), and (iii) a cash payment of $6.25 million payable to Nexeo on or before the twelve (12) month anniversary of the closing date (the “Nexeo Second Post-Closing Payment”). The Nexeo Second Post-Closing Payment is contingent upon and subject to Nexeo’s migration to the Company of Nexeo’s clients, including securing any new clients, representing not less than 90% of Nexeo’s pre-closing gross revenue; provided, that if the migrated accounts and new accounts represent at least 70% of Nexeo’s pre-closing gross revenue, then the Nexeo Second Post-Closing Payment shall be prorated as set forth in the Nexeo Purchase Agreement.

Nexeo may elect, in its sole discretion, to receive all of any portion of the Nexeo First Post-Closing Payment or the Nexeo Second Post-Closing Payment in shares of the Company’s common stock (the “Nexeo Purchase Price Shares”). Each of the Nexeo Purchase Price Shares, if so paid, shall have a deemed price per share (the “Deemed Value”) that is equal to the average closing price per share of the Company’s common stock for the twenty (20) trading days ending two (2) trading days prior to the date of the proposed payment.

The closing date is set on or before the seventh (7th) day after all of the closing conditions are either satisfied or waived. The closing is subject to customary closing conditions, including the Company securing financing on terms and conditions that are commercially reasonable and appropriate to enable us to secure working capital and funds to pay the consideration.

On June 10, 2024, the Company entered into a term sheet with Purelogex, Inc. for a secured revolving line of credit (the “Line of Credit”) for an aggregate amount of $200 million for the purpose of funding several staffing acquisitions in the human capital industry, including the transactions contemplated by Nexeo Purchase Agreement, and for general working capital. The term of the Line of Credit will be repayment in full sixty (60) months from the closing date. The Line of Credit includes a fixed rate per annum equal to nine (9%) percent. The Line of Credit includes a 0.15% unused line fees payable quarterly in arrears. Interest payments must be prepaid in advance when funds are drawn and on the anniversary date of all outstanding advances. The Line of Credit is collateralized by a first position UCC-1 filing on all of our business assets in USA and Canada. The closing of the Line of Credit is subject to standard due diligence procedures.

There is no assurance that the Company will be able to enter into the Line of Credit or will be able to procure the necessary financing to complete the transactions contemplated by the Nexeo Purchase Agreement, or that we will be able to complete the contemplated acquisition with Nexeo.

Continued Listing on The Nasdaq Capital Market

On February 26, 2024, the Company received a letter from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) which notified us that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires that the Company maintain a market value of listed securities of $35 million, and that we did not otherwise satisfy the requirements of Listing Rule 5550(b)(1) of a stockholders’ equity of at least $2.5 million or Listing Rule 5550(b)(3) of net income from continuing operations of $500,000 in the most recent completed fiscal year or in two of the three most recent completed fiscal years. The letter did not have any immediate effect on the listing of our common stock on The Nasdaq Capital Market, and the Company has 180 days from the date of the letter to regain compliance.

On March 28, 2024, the Company received a letter from the Staff which notified the Company that the Staff had determined that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Nasdaq Listing Rule 5635(d)(1), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price (as defined in the rule).

As set forth in the letter from the Staff, on July 12, 2023, the Company announced that it had entered into a securities purchase agreement with certain purchasers pursuant to which we agreed to sell, in a best-efforts public offering an aggregate of 2,066,667 units (the “July 2023 Offering”). The Staff noted that the July 2023 Offering was characterized by the Company as a public offering in its public disclosures. However, pursuant to IM-5635-3 and FAQ 1741, the Staff determined that the July 2023 Offering was not a “public offering” for the purposes of Nasdaq’s shareholder approval rules due to the type of offering, a best effort pursuant to a placement agency agreement with A.G.P./Alliance Global Partners, and the fact that one investor purchased 96% of the July 2023 Offering. Since the July 2023 Offering did not qualify as a “public offering,” the Staff determined that the Company was required to obtain prior shareholder approval under Listing Rule 5635(d).

The Company submitted a plan of compliance to Nasdaq and are awaiting their response. There can be no assurance that we will regain compliance with the requirements of The Nasdaq Capital Market with respect to the market value of listed securities or the stockholder approval requirements, or that the Company will be able to maintain compliance with any other continued listing standards of The Nasdaq Capital Market.

Technology Updates

During Fiscal 2023 and the first half of Fiscal 2024, the Company has made substantial strides in advancing its technological capabilities, further cementing its leadership in the staffing and human capital management industry. These developments are a testament to the Company’s unwavering commitment to innovation and excellence in meeting the dynamic needs of the labor market:

•

Instant Interview – In July 2023, the Company announced the "Instant Interview" feature - a transformative addition to its application suite. This technology facilitates a rapid interviewing process by capturing video responses from candidates to predetermined questions. This enables recruiters and client managers to expedite the hiring process, allowing for a more agile and responsive assessment of potential candidates.

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

•

Robust HRIS Platform: Our cloud-based HRIS platform captures, holds, and processes HR and payroll information through a secure and user-friendly interface. This technology not only reduces the administrative burden on the Company’s clients but also provides valuable business intelligence that can inform strategic decision-making.

The deployment of "Instant Interview" and "AI Recruiting" technologies exemplifies ShiftPixy's dedication to technological innovation that elevates stakeholders’ engagement. These tools not only facilitate a more efficient job placement process but also significantly broaden access to the labor market for the Company’s clients. By optimizing the connection between job seekers and employers in today’s market, aligning with the Company’s ambitious national sales expansion plan, ShiftPixy is leading the way in transforming the world of work, making it more accessible, flexible, and responsive to the needs of today's fast-paced economy.

ShiftPixy remains committed to leveraging these technological advancements to unlock new levels of efficiency during the integration of staffing acquisitions and to drive effectiveness within the staffing services sector, ensuring that the Company’s clients can navigate the contingent labor market with unparalleled ease and success.

Results of Operations

The following table summarizes the unaudited condensed consolidated results of our operations for the three months ended May 31, 2024, and 2023, in thousands:

(In Thousands)	For the Three Months Ended
	May 31, 2024	May 31, 2023
Revenues	$4,134	$3,988
Cost of revenues	3,891	3,788
Gross profit	243	200

Operating expenses:
Salaries, taxes and benefits	1,337	2,621
Professional fees	780	752
Software development	1	50
Depreciation and amortization	138	148
General and administrative	1,989	3,074
Total operating expenses	4,245	6,645

Operating loss	(4,002)	(6,445)

Other expense:
Interest expense	(423)	(550)
Total other expense	(423)	(550)
Net loss attributable to ShiftPixy Inc.	$(4,425)	$(6,995)

Loss from discontinued operations, net of tax	-	(460)

Net Loss	$(4,425)	$(7,455)

Revenue increased by $0.1 million or 3.7%, from $4.0 million for the three months ended May 31, 2023, to $4.1 million for the three months ended May 31, 2024. The Company experienced a bump to its attrition rate during the month of January 2024 resulting in a decrease in the average worksite employee (“WSE”) by approximately 59% but has since increased its WSE to an average of 800 or a 34% increase since its low in January 2024. The Company has entered into acquisitions agreements related to two  large regional staffing companies as part of its go-to-market strategy and national footprint that could leverage its technology as a consolidation point and increase the Company’s revenues if the transactions are completed.

Gross Profit for the three months ended May 31, 2024, was 5.9% compared to 5.0% for the three months May 31, 2023. The increase in gross profit mainly related to a decrease in the workers’ compensation premium while our bill rate remained consistent.

Operating expenses decreased by $2.4 million or 36.1% from $6.6 million for the three months May 31, 2023, to $4.2 million for the three months ended May 31, 2024. The components of operating expenses for such periods are as follows:

Salaries, taxes and benefits decreased by $1.3 million or 49.0% from $2.6 million for the three months ended May 31, 2023, to $1.3 million for the three months ended May 31, 2024. The Company has significantly reduced its workforce in order to preserve cash and adapt the staffing level to the current required level of operations.

Professional fees primarily consist of legal, accounting, consulting and board fees. Professional fees slightly increased by $0.03 million or 3.7%, from $0.75 million for the three months ended May 31, 2023, to $0.78 million for the three months ended May 31, 2024. The increase is primarily related to an increase in audit fees related to the additional costs incurred from the change of registered auditors.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, stock- based compensation, insurance. marketing, travel and entertainment, penalty and interest on payroll and other general business expenses. General and administrative expenses decreased by $1.1 million or 35.3% from $3.1 million for the three months ended May 31, 2023, to $2.0 million for the three months ended May 31, 2024.  The decrease primarily related to a decrease in penalty accrual on the unpaid payroll tax liability by approximately $0.6 million, a decrease of $0.2 million in rent, decrease of $0.2 million in marketing and advertising, decrease of $0.2 million in repairs and maintenance, $0.2 million decrease in business taxes, offset in an increase in bad debt expense by $0.1million

Interest expense has remained fairly consistent at $0.4 million for the three months ended May 31, 2024 compared to $0.6 million for the three months ended May 31, 2023. Interest expenses are related to the unpaid payroll tax liabilities.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that the Company transferred to Vensure as part of the Vensure Asset Sale.

Net loss for the three months ended May 31, 2024, was $4.4 million as compared to $7.5 million for the three months ended May 31, 2023, a decrease of $3.1 million based upon the above factors.

The following table summarizes the unaudited condensed consolidated results of our operations for the nine months ended May 31, 2024, and 2023:

(In Thousands)	For the Nine Months Ended
	May 31, 2024	May 31, 2023
Revenues	$11,721	$13,833
Cost of revenues	10,806	12,623
Gross profit	915	1,210

Operating expenses:
Salaries, taxes and benefits	4,001	7,477
Professional fees	2,059	2,817
Software development	2	229
Depreciation and amortization	419	447
General and administrative	10,126	6,609
Total operating expenses	16,607	17,579

Operating loss	(15,692)	(16,369)

Other (expense) income:
Gain from legal settlement	2,500	-
Interest expense	(1,467)	(1,007)
Other income (expense)	(18)	536
Total other income	1,015	(471)
Net loss attributable to ShiftPixy Inc.	$(14,677)	$(16,840)

Loss from discontinued operations, net of tax	-	(1,267)

Non-controlling interest	-	(540)

Net Loss attributable to Shiftpixy, Inc.	$(14,677)	$(18,647)

Revenue decreased by $2.1 million or 15.3%, from $13.8 million for the nine months ended May 31, 2023, to $11.7 million for the nine months ended May 31, 2024. The decrease primarily relates to increased competition and the resulting decrease in billable worksite employees (“WSE”). The Company has entered into acquisition agreements related to two large regional staffing companies as part of its go-to-market strategy and national footprint that could leverage its technology as a consolidation point and increase the Company’s revenues if the transactions are completed.

Gross Profit for the nine months ended May 31, 2024, was 7.8% compared to 8.7% for the nine months May 31, 2023. The slight decrease in gross profit mainly relates to a decrease in WSE and the resulting administrative fees earned, along with a decrease in the gross profit on workers’ compensation.

Operating expenses decreased by $1.0 million or 5.5% from $17.6 million for the nine months May 31, 2023, to $16.6 million for the nine months ended May 31, 2024. The components of operating expenses change for such periods are as follows:

Salaries, taxes, and benefits decreased by $3.5 million or 46.5% from $7.5 million for the nine months ended May 31, 2023, to $4.0 million for the nine months ended May 31, 2024. The Company has significantly reduced its workforce from an average of 68 employees in 2023 to an average of 32 in 2024, in order to preserve cash and adapt the staffing level to the current level of operations.

Professional fees primarily consist of legal, accounting, board fees, and consulting fees. Professional fees decreased by $0.7 million or 26.9%, from $2.8 million for the nine months ended May 31, 2023, to $2.1 million for the nine months ended May 31, 2024. The decrease is primarily related to a $0.5 million decrease in ongoing legal costs litigation, and a decrease of $0.2 million related to consulting fees and a decrease of $0.2 million related to accounting and auditors’ fees, offset by an increase of $0.1 million related to pre-acquisition due diligence costs.

General and administrative expenses consist of office rent and related overhead, software licenses, insurance, stock- based compensation, insurance. marketing, travel and entertainment, penalties and interests on payroll, and other general business expenses.

General and administrative expenses increased by $3.5 million or 53.2% from $6.6 million for the nine months ended May 31, 2023, to $10.1 million for the nine months ended May 31, 2024.

The increase primarily related to an increase in penalties on payroll due to the IRS, State and local authorities for approximately $0.8 million as a direct result of the increased balance in payroll tax liability. Further, the Company also experienced an increase in legal settlement fees of approximately $2.2 million, most of which is attributable to the Sunz settlement. Indeed, the Sunz litigation was settled for $3.5 million with an upfront payment of $0.4 million and monthly payments of $0.1 million until the balance is fully paid.  Finally, there was an increase of $0.4 million in bad debt related to a related party receivable for processing payroll.

Other income increased by $1.5 million or 315.5% from a net loss of $0.5 million for the nine months ended May 31, 2023, to an income of $1.0 million for the nine months ended May 31, 2024. The Company recognized $2.5 million in other income from a legal settlement with Vensure in the nine months ended May 31, 2024. Interest on unpaid payroll tax liability increased by $0.5 million or 46% to $1.5 million in the nine months ended May 31, 2024, from $1 million in the nine months ended May 31, 2203.

Loss from discontinued operations represents the reassessment of the workers' compensation claims reserve associated with our former clients that the Company transferred to Vensure as part of the Vensure Asset Sale. Discontinued operations were not recorded for the nine months ended May 31, 2024, due to the Everest litigation settlement in June 2023 and Sunz settlement in January 2024.

Net loss for the nine months ended May 31, 2024, was $14.7 million as compared to $18.6 million for the nine months ended May 31, 2023, a decrease of $4 million based upon the above factors.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of May 31, 2024, the Company had cash of approximately $0.4 million and a working capital deficit of $60.3 million. During the nine months ended May 31, 2024, the Company used approximately $6.0 million of cash in operations and incurred $14.7 million of losses, resulting in an accumulated deficit of $241 million.

The Company continues to seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties and evaluating other strategic alternative transactions. The sale of equity and convertible debt securities may result in dilution to its shareholders and certain of those securities may have rights senior to those of the Company’s common stock. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s business as well as commercial activities. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The failure to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy, including future acquisitions. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate expenses or curtail operations. The Company will need to generate significant revenues to achieve profitability, and the Company may never do so. Additionally, the effects of inflation on costs as well as the ongoing volatility in the financial markets may negatively affect the Company’s ability to raise additional capital, its financial performance and the liquidity of the business.

On January 31, 2023, the Company entered into an ATM Issuance Sales Agreement which was a part of the registration statement on Form S-3 and prospectus supplement. The at the market offering was for up to $8.2 million in shares of its common stock, could be sold from time to time and at various prices at the Company’s sole control, subject to the conditions and limitations in the sales agreement with AGP. For the three and nine months ended May 31, 2023, the Company received net proceeds of $0.5 million and $2.0 million from the sale of 5,583 and 18,305 shares of the Company’s common stock, respectively. On May 22, 2023, the Company terminated the ATM.

As of May 31, 2024, the Company is delinquent with respect to remitting payroll tax payments to the IRS, States, and local jurisdictions for an aggregate amount of $35.5 million including penalties and interest. The Company does not have sufficient cash to meet its liquidity requirements for the following twelve months from the date of issuance of these unaudited condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has received delinquent notices and notices relating to liens from the IRS claiming it owes approximately $21.1 million for unpaid payroll tax liabilities, including penalties and interest. The balances reported on such notices do not represent the full payroll tax liability of the Company as of May 31, 2024. The Company expects its payroll tax liabilities, penalties and interest to increase in the future. Moreover, the IRS has threatened to take enforced collection against the Company and its subsidiaries.  The Company has taken steps to preserve so-called “collection due process rights”:

40

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

In addition, the Company is pursuing the acquisitions of large regional staffing companies through debt financing with the end goal of creating a national footprint that could leverage our best-in class technology as a consolidation point and value creator. This technology driven acquisition strategy will equip strategic acquisition targets with proprietary systems and staffing service delivery platform to deliver high revenue growth, margin improvement and lower operating costs. There is no assurance that the Company can obtain financing or obtain appropriate financing on terms that are acceptable to the Company.

These condensed consolidated financial statements do not include any adjustments for these uncertainties. In addition, the Company needs to take additional steps to pay down its payroll tax liabilities with the IRS, States and local tax authorities. If not, penalties and interest will continue to increase. There is a likelihood that the Company may file for bankruptcy in the near future if the Company is unable to implement its development strategy.

The following table sets forth a summary of changes in consolidated cash flows for the nine months ended May 31, 2024, and 2023, in thousands:

	For the Nine Months Ended May 31,
	2024	2023
Net cash used in operating activities	$(5,963)	$(6,392)
Net cash provided by investing activities	5	117,131
Net cash provided by (used in) financing activities	6,243	(111,213)
Increase (decrease) in cash	$285	$(474)

Operating Activities

Cash used in operations for the nine months ended May 31, 2024, was approximately $6 million, which resulted primarily from a net loss of $14.7 million, offset by stock-based compensation of $0.5 million, $0.4 million of allowance for credit loss, $0.3 million of amortization of right-of-use assets, $0.4 million of amortization and depreciation, $0.1 million of fair value of shares to be issued to the Company’s directors and $7.0 million of net change in operating assets and liabilities.

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

Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2024, was de minimis, resulting from the cash proceeds from the sale of fixed assets.

Net cash provided by investing activities for the nine months ended May 31, 2023, was $117.1 million from the redemption of IHC Trust Account of $117.2 million and from the purchase of fixed asset of $0.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2024, was $6.2 million resulting from the net proceeds from two registered offerings of shares of common stock and the concurrent exercise of pre-funded warrants.

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

The Company carried out an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of May 31, 2024, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to (i) the lack of segregation of duties, (ii) penalties and interest on payroll taxes, (iii) financial reporting and information technology as further discussed in our Annual Report on Form 10-K for the year ended August 31, 2023, and which the Company determined continued to exist as of May 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material developments to the litigation disclosed in our Annual Report on Form 10-K as filed with the SEC on December 14, 2023, respectively, except as noted in Note 11 Contingencies to the accompanying unaudited condensed consolidated financial statements. The most significant development to the Company’s contingencies relates to the appeal that the Company filed with the US Tax Court of Appeals on March 25, 2024, with respect to the receipt of a notice of determination from the IRS, on February 28, 2024, on the Company’s administrative claims, wherein the IRS denied, entirely, the Company’s appeal for relief. The Company appealed to the US Tax Court of Appeals on March 25, 2024.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2023, as filed with the SEC on December 14, 2023. There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2023, with the exception of the following factor related to the contemplated acquisitions:

If the conditions under the Human Bees Purchase Agreement or the Nexeo Purchase Agreement are not satisfied, we may be unable to consummate the transactions contemplated by such purchase agreements.

The closing of the transactions contemplated by Human Bees Purchase Agreement and the Nexeo Purchase Agreement will be subject to satisfaction or waiver of certain conditions, including compliance with covenants and the accuracy of representations and warranties provided in such purchase agreements. In addition, each purchase agreement may be terminated at any time prior to closing by us or the applicable sellers, pursuant to the terms of such purchase agreement. As a result, we cannot guarantee that the transactions contemplated by the Human Bees Purchase Agreement, or the Nexeo Purchase Agreement will be consummated. Failure to consummate the transactions contemplated by the Human Bees Purchase Agreement or the Nexeo Purchase Agreement could have adverse effects on our business and results of operations and financial condition.

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

Our common stock is currently listed on Nasdaq, where it is subject to various continued listing requirements.

On February 26, 2024, the Company received a letter (the “February 2024 Nasdaq Letter”) from the Staff of the Listing Qualifications Department of Nasdaq, which notified the Company that it did not comply with Nasdaq’s Listing Rule 5550(b)(2), which requires that the Company maintains a market value of listed securities of $35 million, and that the Company does not otherwise satisfy the requirements of Listing Rule 5550(b)(1) of a stockholders’ equity of at least $2.5 million or Listing Rule 5550(b)(3) of net income from continuing operations of $500,000 in the most recent completed fiscal year or in two of three most recent completed fiscal years. The Nasdaq Letter does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company has 180 calendar days from the date of the Nasdaq Letter to regain compliance.

On March 28, 2024, the Company received a letter (the “March 2024 Nasdaq Letter”) from the Staff of the Listing Qualifications Department of Nasdaq, which notified the Company that it failed to comply with Nasdaq shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the minimum price. The deficiency letter relates to the July 2023 financing. Under Nasdaq Rules, the Company has 45 calendar days to submit a plan to regain compliance and if accepted, Nasdaq can grant an extension of up to 180 calendar days to evidence compliance. On May 13, 2024, the Company provided a plan of compliance to Nasdaq. The Company has not received any response from Nasdaq to date.

If we are unable to maintain compliance with such listing standards or other Nasdaq listing requirements in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2022, the Chapter 7 trustee of the bankruptcy estate of John Stephen Holmes filed an action against the Company, asserting that the cancellation by the Company of Mr. Holmes' 491,250 preferred options on October 22, 2021, violated the automatic stay applicable to Mr. Holmes' Chapter 7 proceedings. During the nine months ended May 31, 2024, the Company settled this litigation by issuing 181,518 restricted shares of common stock with a fair value of $550,000 pursuant to an executed settlement agreement (see note 11).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended May 31, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. *

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. *

32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REQUIRED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. **

32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REQUIRED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. **

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q. **

* Filed herewith

** Furnished herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShiftPixy, Inc.

Date: July 2, 2024	By:	/s/ Scott W. Absher
Scott W. Absher
Principal Executive Officer

Date: July 2, 2024	By:	/s/ Patrice Launay
Patrice Launay
Principal Financial Officer

